Form 10-K
period 2021-12-31
Global Indemnity Group, LLC
filed 2022-03-16
CIK 1494904

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

001-34809

Commission File Number

GLOBAL INDEMNITY GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-2619578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Bala Plaza East, Suite 300

Bala Cynwyd, PA

  19004

(Address of principal executive office including zip code)

Registrant's telephone number, including area code:  (610) 664-1500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Shares	GBLI	New York Stock Exchange
7.875% Subordinated Notes due 2047	GBLL	New York Stock Exchange

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the NASDAQ Global Select Market as of such date), was $213,994,696.  There are no class B common shares held by non-affiliates of the registrant.

As of March 2, 2022, the registrant had outstanding 10,578,392 class A common shares and 3,947,206 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 are incorporated by reference into Part III of this report.

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

Unless the context requires otherwise, references to the “Company”, “Global Indemnity”, or “GBLI” refer to Global Indemnity Group, LLC and its subsidiaries or, if prior to August 28, 2020, to Global Indemnity Limited and its subsidiaries.

References to class A common shares and/or class B common shares refer to, at and after 12:01 a.m. Eastern Time on August 28, 2020 (the “Effective Time”), Global Indemnity Group, LLC class A common shares and/or Global Indemnity Group, LLC class B common shares or, prior to the Effective Time, Global Indemnity Limited A ordinary shares and/or Global Indemnity Limited B ordinary shares.

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

Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares and its 7.875% subordinated notes due 2047 from the NASDAQ Global Select Market (“NASDAQ”) to the New York Stock Exchange (“NYSE”) and is trading under the ticker symbol GBLI and GBLL, respectively.  Prior to January 3, 2022, the Company’s class A common shares and 7.875% subordinated notes due 2047 continued to trade on the NASDAQ. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

Effective August 28, 2020, Global Indemnity Group, LLC became a publicly traded partnership for U.S. federal income tax purposes.  Global Indemnity Group, LLC meets the qualifying income exception to maintain partnership status. As a publicly traded partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes.  For U.S. federal income tax purposes, a holder of Global Indemnity Group, LLC’s class A common shares is treated as a partner in a publicly traded partnership.  Shareholders are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with the shareholders’ taxable year, regardless of whether any cash or other distributions are made to shareholders.  Global Indemnity Group, LLC will furnish to each shareholder, as soon as reasonably practical after the close of each calendar year, specific tax information, including a Schedule K-1, which describes the shareholders’ share of Global Indemnity Group, LLC’s income, gain, loss and deduction for Global Indemnity Group, LLC’s preceding taxable year.   Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the Exited Lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment.  Accordingly, the Company will have four reportable segments: Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the

Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the years ended December 31, 2020 and 2019 have been revised to reflect these changes.

General

GBLI provides its insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance.  The Company manages the distribution of these products through four business segments. Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Professional Lines, Excess Casualty, Environmental, Property Brokerage, Vacant Express, and Programs.  Farm, Ranch & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies.  Exited Lines represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, and property and catastrophe reinsurance treaties.

The Commercial Specialty and Farm, Ranch & Stable segments comprise the Company’s Insurance Operations (“Insurance Operations”).

Business Segments

See Note 22 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income and total assets of each operating segment for the years ended December 31, 2021, 2020 and 2019.  For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

Commercial Specialty

The Company’s Commercial Specialty segment distributes specialty property and casualty insurance products and operates predominantly in the excess and surplus lines, or non-admitted, marketplace.  The excess and surplus lines market differs significantly from the standard property and casualty insurance market.  For additional information on the standard property and casualty insurance market, see “Farm, Ranch & Stable” below.

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

A portion of the Company’s Commercial Specialty segment is written on a specialty admitted basis.  When writing on a specialty admitted basis, the Company’s focus for this portion of the business is on writing insurance for insureds that engage in similar but often highly specialized types of activities.  The specialty admitted market is subject to greater state regulation than the surplus lines market, particularly with regards to rate and form filing requirements and the ability to enter and exit lines of business.  Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers.  Yet, for regulatory or marketing reasons, these insureds require products that are written by an admitted insurance company.

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

•	Vacant Express primarily distributes products for dwellings which are currently vacant, undergoing renovations, or are under construction through aggregators, brokers, and retail agents.

•	New Products – Global Indemnity is developing three new core professional, environmental, and excess casualty lines products that will be distributed primarily through wholesale brokers.

The Company has also created several start-up business lines which will distributes professional, environmental, and excess casualty insurance products.

These product classifications as well as the start-up business lines comprise the Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage.

The Company’s Commercial Specialty segment provides property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to the Company’s risk and underwriting philosophy.  See “Underwriting” below for a discussion on how the Company’s insurance products are underwritten.

In 2021, gross written premiums for the Commercial Specialty segment were $380.9 million compared to $324.0 million for 2020.  For 2021, surplus lines business accounts for approximately 98.0% of the business written while specialty admitted business accounts for the remaining 2.0%.

Farm, Ranch & Stable

The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry primarily in the standard, or admitted markets.  In this standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures.  In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued.  As a result, in the standard property and casualty insurance market, insurance companies tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength.

These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2021, gross written premiums for the Farm, Ranch & Stable segment were $81.7 million compared to $85.6 million for 2020.

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

In 2021, gross written premiums from third parties were $106.5 million compared to $55.6 million for 2020.

Exited Lines

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, and property and catastrophe reinsurance treaties. The renewal rights related to the Company’s manufactured and dwelling homes products, which are included in Exited Lines, were sold during the fourth quarter of 2021.  See Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the sale.

The manufactured home, dwelling, motorcycle, watercraft and certain homeowners products within Exited Lines operated primarily in the standard or admitted markets and were distributed through retail agents, wholesale general agents, and brokers.  These insurance products were either underwritten via limited binding authority or by internal personnel.  The Property Brokerage product within Exited Lines operated predominantly in the excess and surplus lines or non-admitted markets and were distributed through wholesale brokers and underwritten by the Company’s personnel and selected brokers with limited binding authority.  The property and catastrophe reinsurance treaties within Exited Lines were distributed through brokers and on a direct basis.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

In 2021, gross written premiums for the Exited Lines segment were $113.0 million compared to $141.4 million for 2020.

Products and Product Development

The Company currently markets its property and casualty insurance products through the Commercial Specialty, Farm, Ranch & Stable, and Reinsurance Operations segments.  The Company’s Farm, Ranch & Stable segment operate primarily in the admitted marketplace; whereas, its Commercial Specialty segment operates predominantly in the excess and surplus lines marketplace.  To manage its operations, the Company seeks to differentiate its products by product classification.  See “Commercial Specialty” and “Farm, Ranch & Stable” above for a description of these product classifications.  The Company’s Insurance Operations are licensed to write on a surplus lines (non-admitted) basis and/or an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, which provides the Company with flexibility in designing products and programs, and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offers third-party treaty reinsurance for casualty insurance and reinsurance companies as well as professional liability products to companies.

Geographic Concentration

The following table sets forth the geographic distribution of gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$65,357	9.6%	$57,542	9.5%	$54,850	8.5%
Texas	52,245	7.7	55,045	9.1	54,381	8.5
Florida	53,633	7.9	49,122	8.1	48,093	7.6
New York	50,780	7.4	42,183	7.0	37,288	5.9
Louisiana	25,664	3.8	22,590	3.7	21,710	3.4
Arizona	23,241	3.4	22,045	3.6	21,975	3.5
Massachusetts	19,700	2.9	19,349	3.2	18,510	2.9
North Carolina	18,339	2.7	19,221	3.2	19,989	3.1
Georgia	17,659	2.6	15,971	2.6	19,427	3.1
New Jersey	16,697	2.4	14,840	2.4	15,318	2.4
Subtotal	343,315	50.3	317,908	52.4	311,541	48.9
All other states	232,267	34.1	228,018	37.6	237,039	37.2
Reinsurance Operations	106,540	15.6	60,677	10.0	88,281	13.9
Total	$682,122	100.0%	$606,603	100.0%	$636,861	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network – binding authority, program, brokerage, direct, and reinsurance.  For its binding authority and program product classifications, the Company distributes its insurance products primarily through a group of wholesale general agents and program administrators that have specific quoting and binding authority.  For its brokerage business, the Company distributes its insurance products through wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  For its reinsurance business, the Company distributes its products predominantly through brokers.

The Company’s Commercial Specialty segment distributes its insurance products primarily through a group of approximately 200 wholesale general agents, wholesale insurance brokers, and program administrators.  Of Commercial Specialty’s non-affiliated professional wholesale general agents, wholesale insurance brokers, and program administrators, the top five accounted for 47.7% of Commercial Specialty’s gross written premiums for the year ended December 31, 2021.  Three agencies individually represented more than 10.0% of Commercial Specialty’s gross written premiums.

The Company’s Farm, Ranch & Stable segment distributes their insurance products through a group of approximately 225 wholesale general agents and retail agents.  Farm, Ranch & Stable’s top five agents accounted for 20.2% of its gross written premiums for the year ended December 31, 2021. No one agency represented more than 10% of Farm, Ranch & Stable’s gross written premiums.

The Company assumed premiums on one treaty which accounted for 86.7% of the Reinsurance Operations’ 2021 gross written premiums.  This same treaty accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2021.

The Company’s Exited Lines segment distributed its insurance products primarily through a group of approximately 225 wholesale general agents, wholesale insurance brokers, program administrators, and retail agents.  Its retail distribution was limited to products written primarily in New Mexico and Arizona. Of the Exited Lines’ non-affiliated professional wholesale general agents, wholesale insurance brokers, program administrators, and retail agents, the top five accounted for 50.0% of Exited Lines’ gross written premiums for the year ended December 31, 2021. One agency individually represented more than 10.0% of Exited Lines’ gross written premiums.

There is no agency that accounts for more than 10% of the Company’s consolidated revenues for the year ended December 31, 2021.

The Company’s primary distribution strategy is to maintain strong relationships with a limited number of high-quality wholesale professional general agents and wholesale insurance brokers.  The Company carefully selects distribution sources based on their expertise, experience and reputation.  The Company believes that its distribution strategy enables it to effectively access numerous markets through the marketing, underwriting, and administrative support of the Company’s general agencies and wholesale insurance brokers.  The Company believes these wholesale general agents and wholesale insurance brokers have local market knowledge and expertise that enables them to access business in these markets more effectively.

Underwriting

For Commercial Specialty, the Company’s insurance products are primarily underwritten via specific binding authority in which the Company grants underwriting authority to its wholesale general agents and program administrators and via brokerage in which the Company’s internal personnel underwrites business submitted by wholesale insurance brokers.

For Farm, Ranch & Stable, the Company’s insurance products are distributed through retail agents, wholesale general agents, and brokers.  The insurance products for this segment are either underwritten via specific binding authority or by internal personnel.

Specific Binding Authority – The Company’s wholesale general agents, retail agents, and program administrators for the Company’s Insurance Operations have specific quoting and binding authority with respect to the lines they write and some have quoting and binding authority with respect to multiple products.

The Company’s wholesale general agents, retail agents, and program administrators will either utilize company administered policy systems with the Company’s underwriting guidelines embedded within the system or the agents will use their own proprietary systems subject to the Company’s underwriting guidelines.  When the agents use their own proprietary systems, the Company provides its wholesale general agents, retail agents, and program administrators with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability.  This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

The Company’s wholesale general agents, retail agents, and program administrators contract to underwrite submissions received in accordance with the Company’s underwriting manual.  Risks that are not within the specific binding authority must be submitted to the Company’s underwriting personnel directly for underwriting review and approval or denial of the application of the insured.  The Company’s wholesale general agents provide all policy issuance services in accordance with the Company’s underwriting manuals.

Farm, Ranch & Stable partners are not provided with underwriting manuals.  Rather, they are provided with letters of authority which extend policy and endorsement issuance rights.  Agents who write Farm, Ranch & Stable utilize a Company administered system that contains an abbreviated version of the Company’s underwriting guidelines on various exposures including appetite on types of risks to insure.

The Company regularly monitors the underwriting quality of its wholesale general agents, retail agents, and program administrators through a disciplined system of controls, which includes one or more of the following:

•	automated system criteria edits and exception reports;
•	individual policy reviews to measure adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing;
•

periodic on-site and virtual comprehensive audits to evaluate processes, controls, profitability and adherence to all aspects of the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing;

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

Brokerage –The wholesale insurance brokers are within the Company’s Commercial Specialty segment.  The Company’s wholesale insurance brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.

The Company provides its internal underwriting personnel with a comprehensive, regularly updated underwriting manual that outlines risk eligibility, which is developed based on the type of insured, nature of exposure and overall expected profitability.  This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms, and conditions.

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

Reinsurance – The Company’s Reinsurance Operations primarily writes casualty focused reinsurance contracts and professional lines excess liability business. Prior to entering into any agreement, the Company evaluates a number of factors for each cedant including, but not limited to, reputation and financial condition, underwriting and claims practices and historical claims experience.

Exited Lines – The Company’s Exited Lines had the same controls in place as described in the Specific Binding Authority and Brokerage sections above.

Contingent Commissions

Certain professional general agencies of the Company are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds.  Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid a profit commission based on the profitability of the ceded portfolio.  These commissions are charged to other underwriting expenses when incurred.

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

Reinsurance of Underwriting Risk

The Company’s philosophy is to purchase reinsurance from third parties to limit its liability on individual risks, to protect against property catastrophe, and casualty clash losses.  Reinsurance assists the Company in controlling exposure to severe losses and protecting capital resources.  The type, cost and limits of reinsurance it purchases can vary from year to year based upon the Company’s desired retention levels and the availability of quality reinsurance at an acceptable price.  Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.  Some of the Company’s reinsurance contracts renew on an annual basis and all of its reinsurance is purchased following guidelines established by management.  The Company primarily utilizes treaty reinsurance products made up of proportional and excess of loss reinsurance.  Additionally, the Company may purchase facultative reinsurance protection on single risks when deemed necessary.

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

The Company’s material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events.  To protect against these exposures, the Company purchases a property catastrophe treaty.  Effective June 1, 2021, the Company purchased three layers of occurrence coverage for losses of $185 million in excess of $15 million.  The first layer provides coverage of 100% of $10 million in excess of $15 million and can be reinstated twice at no additional charge.  The second layer provides coverage of $25 million in excess of $25 million and can be reinstated once at no additional charge.  The third layer provides coverage of $150 million in excess of $50 million and can be reinstated once at no additional charge.

This replaced the treaty which expired on May 31, 2021 and provided three layers of occurrence coverage for losses of $235 million in excess of $15 million.  The first layer provided coverage of 100% of $35 million in excess of $15 million and could be reinstated twice at no additional charge.  The second layer provided coverage of $50 million in excess of $50 million and could be reinstated once at no additional charge. The third layer provided coverage of $150 million in excess of $100 million and could be reinstated once at no additional charge.

Property Per Risk Excess of Loss – Effective January 1, 2022, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage of $8 million per risk in excess of $2 million per risk for the entire Company. This replaced the treaty which expired December 31, 2021 and provided coverage of $1 million per risk excess of $1million per risk for the Company’s Farm, Ranch & Stable segment and business included in the Specialty Property segment prior to the resegmentation.  It also provided coverage of $13 million per risk in excess of $2 million per risk. This treaty also provided coverage of $35 million per risk in excess of $15 million per risk for Property Brokerage business only.

Casualty Excess of Loss – Effective January 1, 2022, the Company amended the casualty excess of loss treaty, that was in effect, to provide coverage of $10 million per occurrence in excess of $2.5 million per occurrence for all casualty lines of business.  The treaty is subject to an aggregate limit of $20 million.  The original treaty provided coverage of $10 million per occurrence in excess of $2 million per occurrence for all casualty lines of business.  The treaty was subject to an aggregate limit of $20 million.

Amended & Restated Reinsurance Agreement – Effective October 26, 2021, the company entered into an agreement to cede 100% of its underwriting results related to certain specialty property business.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately.  There were no other significant changes to any of the Company’s reinsurance treaties during 2021.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2021.  Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2021.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$51.9	47.6%	$7.3	7.2%
General Reinsurance Corp.	A++	7.9	7.3	6.3	6.2
Swiss Reinsurance America Corp.	A+	5.9	5.4	9.2	9.0
Allianz Risk Transfer	A+	3.9	3.6	—	—
American Family Connect P&C	A	3.7	3.4	48.0	47.0
Westport Insurance Corporation	A+	3.5	3.2	—	—
Clearwater Insurance Company	NR	2.9	2.7	—	—
Hannover Rueckversicherung Ag	A+	2.5	2.3	7.9	7.7
Scor Reinsurance Company	A+	2.5	2.3	3.7	3.6
Argo Re, LTD	A	2.4	2.2	0.4	0.4
Subtotal		$87.1	80.0%	$82.8	81.1%
All other reinsurers		21.8	20.0	19.3	18.9
Total reinsurance receivables before allowance for expected credit losses		$108.9	100.0%	$102.1	100.0%
Allowance for expected credit losses		(9.0)
Total receivables, net of allowance for expected credit losses		99.9
Collateral held in trust from reinsurers		(9.9)
Net receivables		$90.0

At December 31, 2021, the Company carried reinsurance receivables, net of collateral held in trust, of $90.0 million. This amount is net of an allowance for expected credit losses of $9.0 million at December 31, 2021.

Historically, there have been insolvencies following a period of competitive pricing in the industry.  While the Company has recorded allowances for expected credit losses for reinsurance receivables based on relevant information about past events including historical experience, currently available information as well as supportable forecasts that affect the collectability, conditions may change or additional information might be obtained that may require the Company to record additional allowances.  On a quarterly basis, the Company reviews its financial exposure to the reinsurance market and assesses the adequacy of its collateral and allowance for expected credit losses. The Company continues to take actions to mitigate its exposure to possible loss.

Claims Management and Administration

The Company’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds.  The Company’s professional general agents and wholesale brokers have no authority to settle claims or otherwise exercise control over the claims process.  The claims management staff supervises or processes all claims.  The Company has a formal claims review process, and all claims greater than $250,000 are reviewed by senior claims management and certain senior executives.  Large loss trends and analysis are reviewed by a Large Loss committee.

To handle claims, the Company utilizes its own in-house claims department as well as third-party assuming reinsurers, to whom it delegates limited claims handling authority.  The experienced in-house staff of claims management professionals are assigned to one of five dedicated claim units: casualty and automobile claims, latent exposure claims, property claims, and a wholly-owned subsidiary that administers construction defect claims.  The dedicated claims units meet regularly to communicate current developments within their assigned areas of specialty.

As of December 31, 2021, the Company had $313.2 million and $78.9 million of gross incurred case losses and loss adjustment expenses at its Insurance Operations and Exited Lines, respectively. Claims relating to approximately 90% of those incurred loss and loss adjustment expenses are handled by in-house claims management professionals. Approximately 10% of its incurred loss and loss adjustment expenses are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims.  The Company also establishes reserves for incurred but not reported losses (“IBNR”).  IBNR reserves are based in part on statistical information and in part on industry experience with respect to the expected number and nature of claims arising from occurrences that have not been reported.  The Company also establishes its reserves based on estimates of future trends in claims severity and other subjective factors.  Insurance companies are not permitted to reserve for a catastrophe until it has occurred.  Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting.  The Company’s reserves are reviewed quarterly by the in-house actuarial staff; however management is responsible for the final determination of loss reserve selections. Reviews for Insurance Operations are generally performed both gross and net of reinsurance and ceded reviews are also completed for most reserve categories.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the reserves annually.  The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the data is used to corroborate the analysis performed by the in-house actuarial staff.  The results of the detailed reserve reviews by internal and external actuaries are summarized and discussed with the Company’s senior management to determine the best estimate of reserves.

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

The same reserving process detailed above is used for Exited Lines.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP.  As of December 31, 2021, the Company had $10.8 million of net loss reserves for asbestos-related claims and $11.2 million for environmental claims.  The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses.  See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors.  The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee. The Company projects its cash flows from investments and operations to assure it has adequate liquidity to run its business.  The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments. The insurance group holds $1,186.9 million of investments, of which, are comprised of 94.3% of fixed income, 3.9% of private debt investments, and 1.8% of preferred stock.  To provide diversification, the Company limits exposure to individual issuers.  With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. As of December 31, 2021, the Company had $1,532.8 million of investments and cash and cash equivalent assets, including $100.0 million of equity securities and $152.7 million of limited liability companies and limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality and concentration of investments.  These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2021, 2020, and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$78,278	5.1%	$67,359	4.6%	$44,271	2.8%
U.S. treasuries	150,118	9.8	197,480	13.6	156,689	9.7
Agency obligations	5,630	0.4	—	—	—	—
Obligations of states and political subdivisions	54,721	3.6	61,243	4.2	63,838	4.0
Mortgage-backed securities (1)	250,341	16.3	358,778	24.7	328,374	20.4
Asset-backed securities	172,642	11.3	117,593	8.1	168,537	10.5
Commercial mortgage-backed securities	136,893	8.9	110,959	7.6	188,104	11.7
Corporate bonds	292,383	19.0	240,717	16.5	248,259	15.4
Foreign corporate bonds	139,138	9.1	104,416	7.2	99,358	6.2
Total fixed maturities	1,201,866	78.4	1,191,186	81.9	1,253,159	77.9
Equity securities	99,978	6.5	98,990	6.8	263,104	16.4
Other invested assets	152,651	10.0	97,018	6.7	47,279	2.9
Total investments and cash and cash equivalents (2)	$1,532,773	100.0%	$1,454,553	100.0%	$1,607,813	100.0%

(1)	Includes collateralized mortgage obligations of $101,698, $108,136, and $146,868 for 2021, 2020, and 2019, respectively.
(2)	Does not include net receivable (payable) for securities sold (purchased) of ($794), ($4,667), and ($850) for 2021, 2020, and 2019, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time.  The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 3.2 years as of December 31, 2021 compared to 4.2 years at December 31, 2020. Duration was lowered in response to rising interest rates.  The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 5.5 years and a weighted average duration, including cash and short-term investments, of 3.5 years as of December 31, 2021. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities is 2.4 years.

The Company’s financial statements reflect a net unrealized gain on fixed maturities available for sale as of December 31, 2021 of $8.1 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gains for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Average fixed maturities at book value	$1,171,378	$1,190,289	$1,244,699
Gross income on fixed maturities (1)	$25,751	$31,987	$36,673
Book yield	2.20%	2.69%	2.95%
Fixed maturities at book value	$1,193,746	$1,149,009	$1,231,568
Unrealized gain (loss)	$8,120	$42,177	$21,591

(1)	Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities.  Of the $250.3 million of mortgage-backed securities, $148.6 million is invested in U.S. agency paper and $101.7 million is invested in collateralized mortgage obligations, of which $75.0 million, or 73.8%, are rated AA- or better.  In addition, the Company holds $172.6 million in asset-backed securities, of which 66.2% are rated AA- or better and $136.9 million in commercial mortgaged-backed securities, of which 84.6% are rated AA- or better.  The weighted average credit enhancement for the Company’s asset-backed securities is 32.4.  The Company also faces liquidity risk.  Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace.  The Company attempts to diversify its investment holdings to minimize this risk.  The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio.  The Company also faces credit risk.  92.7% of the Company’s fixed income securities are investment grade securities.  17.6% of the Company’s fixed maturities are rated AAA.  See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$211,069	17.6%	$129,061	10.8%
AA	436,832	36.2	633,630	53.2
A	182,478	15.2	136,009	11.4
BBB	283,286	23.6	245,780	20.6
BB	20,056	1.7	17,501	1.5
B	6,601	0.5	3,888	0.3
CCC	4,253	0.4	4,897	0.4
CC	3,304	0.3	384	NM
C	3,242	0.3	1,883	0.2
D	2,202	0.2	820	0.1
Not rated	48,543	4.0	17,333	1.5
Total fixed maturities	$1,201,866	100.0%	$1,191,186	100.0%

The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$50,544	4.2%	$45,346	3.8%
Due in one year through five years	366,276	30.5	214,737	18.0
Due in five years through ten years	176,777	14.7	250,462	21.1
Due in ten years through fifteen years	14,867	1.2	25,349	2.1
Due after fifteen years	33,526	2.8	67,962	5.7
Securities with fixed maturities	641,990	53.4	603,856	50.7
Mortgaged-backed securities	250,341	20.8	358,778	30.1
Commercial mortgage-backed securities	136,893	11.4	110,959	9.3
Asset-backed securities	172,642	14.4	117,593	9.9
Total fixed maturities	$1,201,866	100.0%	$1,191,186	100.0%

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

As of December 31, 2021, the Company had aggregate equity securities of $100.0 million that consisted of common stocks and preferred stocks.

The Company’s investments in other invested assets is comprised of five limited liability companies and limited partnerships.  At December 31, 2021, a partnership that invests in distressed securities and assets was valued at $0.3 million, a partnership that invests in stressed and distressed debt instruments was valued at $8.6 million, a partnership that invests in Real Estate Investment Trust (“REIT”) qualifying assets was valued at $11.7 million, a partnership comprised of performing, stressed or distressed securities and loans across the global fixed income markets was valued at $25.8 million, and a limited liability company that invests in a broad portfolio of non-investment grade loans was valued at $106.2 million. The carrying value of these investments approximates fair value.  There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations.  The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses) were $15.9 million, ($14.7) million and $35.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Employees

The Company had 360 employees at December 31, 2021 as compared with 390 employees at December 31, 2020.  None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2021. The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs and is highly invested in its employees' success.

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

Regulation

General

The insurance industry is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  The United States is Global Indemnity’s only governing, and taxing nation.

U.S. Regulation

At December 31, 2021, the Company had six subsidiaries operating as insurance companies domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; Penn-Patriot Insurance Company, which is domiciled in Virginia; and American Reliable Insurance Company, which is domiciled in Arizona.

As the parent of these insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, Virginia, and Arizona.  These laws generally require each of the insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled.  Material transactions include sales, loans, contributions, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances.  State insurance laws and regulations may require the Company’s insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time.  The Company’s insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments.  State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time.  These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted.  The insurance departments for the states of Indiana, Virginia, Arizona, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period ended December 31, 2017.  Their final reports were issued in 2019 and there were no materially adverse findings.

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

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of the state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies thirteen industry ratios and specifies "usual values" for each ratio.  Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners that require the insurer to describe certain aspects of a business that are causing such departures.  It is not uncommon for companies to have ratios that fall outside of these usual values. Although the Company’s insurance subsidiaries have departures from usual values of certain IRIS ratios, the Company believes that its insurance subsidiaries have adequate capital and liquidity to meet their operational needs.

The Company’s insurance subsidiaries departures from usual values of certain IRIS ratios are as follows:

•

Investment yields were lower than the IRIS range for each of the Company’s insurance subsidiaries as a result of a historically low rate environment during the year.  For United National Insurance Company, Penn-America Insurance Company and Penn-Patriot Insurance Company, a high percentage of their invested assets consisted of wholly-owned subsidiaries which did not distribute dividends in 2021.  For Diamond State Insurance Company, Penn-Star Insurance Company, and American Reliable Insurance Company, the low rate environment contributed to their low investment yields in 2021.

•

Adjusted liabilities to liquid assets ratio for United National Insurance Company and Penn-America Insurance Company were outside of the IRIS range mainly due to intercompany payables to parents and affiliates that were settled in the 1st quarter of 2022.

•

The gross agents balances (in collection) to policyholders surplus was outside of the IRIS range for United National Insurance Company mainly due to intercompany receivables from affiliates that were settled in the 1st quarter of 2022.

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

Based on the standards currently adopted, the insurance companies reported in their 2021 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements.  See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company’s insurance companies could pay as dividends in 2022.

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

Federal Insurance Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a number of provisions having a direct impact on the insurance industry, most notably, streamlining of surplus lines insurance, credit for reinsurance, and systemic risk regulation. With respect to surplus lines insurance, the Dodd-Frank Act gives exclusive authority to regulate surplus lines transactions to the home state of the insured, and the requirement that a surplus lines broker must first attempt to place coverage in the admitted market is substantially softened with respect to large commercial policyholders. Significantly, the Dodd-Frank Act provides that a state may not prevent a surplus lines broker from placing surplus lines insurance with a non-U.S. insurer that appears on the quarterly listing of non-admitted insurers maintained by the International Insurers Department of the NAIC.  Regarding credit for reinsurance, the Dodd-Frank Act generally provides that the state of domicile of the ceding company (and no other state) may regulate financial statement credit for the ceded risk. The Dodd-Frank Act also provides the U.S. Federal Reserve with supervisory authority over insurance companies that are deemed to be “systemically important.”  The Company continues to monitor federal insurance regulations and any changes thereto that may impact operations.

Available Information

The Company maintains a website at www.gbli.com.  The information on the Company’s website is not incorporated herein by reference.  The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the United States Securities and Exchange Commission (“SEC”).

The public may also read and copy any materials the Company files with the U.S. Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

For example, the Company may experience disruptions to its business as a result of the COVID-19 pandemic and any associated protective or preventative measures including but not limited to:

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

•	alternative working arrangements, including colleagues working remotely, which could negatively impact the Company’s business; and
•	significant volatility in financial markets affecting the market value and liquidity of the Company’s investment portfolio.

COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted with confidence, including:

•	the ultimate severity of COVID-19 and its associated variants;
•	the continued duration of the pandemic;
•	business closures, travel restrictions, social distancing and other actions taken to contain COVID-19; and
•	the effectiveness of actions taken to contain and treat COVID-19, including vaccine distribution and effectiveness.

Given the dynamic nature of these events, the Company cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on the Company’s business, financial condition or results of operations or the pace or extent of any subsequent recovery.

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

The information systems the Company relies upon must ensure confidentiality, integrity and availability of the data, including systems maintained by the Company as well as data in and assets held through third-party service providers and systems. The Company employs various measures, systems, applications and software to address data security.  The Company reviews its existing security measures and systems on a continuing basis through internal and independent evaluations. The Company has implemented administrative and technical controls and takes protective actions in an attempt to reduce the risk of cyber incidents.

The Company’s internal and external controls, processes, and the vendors used to protect networks, systems and applications, individually or together, may be insufficient to prevent a security incident.  Employee or third-party vendor errors, malicious acts, unauthorized access, computer viruses, malware, the introduction of malicious code, system failures and disruptions, and cyber-attacks can result in business interruption, compromise of data and loss of assets.  Complexity of the Company’s technology increases regularly and has increased the risk of a security incident involving data, network, systems and applications.

Security incidents have the potential to interrupt business, cause delays in processes and procedures directly affecting the Company, and jeopardize the Company’s, insureds’, claimants’, agents’ and others’ confidential data resulting in data loss, loss of assets, and reputational damages.  If this occurs it could have a material adverse effect on the Company’s business operations and financial results.

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

As of March 9, 2022, the Company has identified $3.9 million of fixed income investments that have limited exposure to Russia and Ukraine.  The unrealized loss on these securities was $0.2 million as of March 9, 2022.  Other securities held could be identified that also have exposure to Russia/Ukraine.  Other securities could be impacted by the Russia/Ukraine situation.

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

The Company has investments in limited liability companies and limited partnerships which are not liquid.  The Company does not have the contractual option to redeem its interests but receives distributions based on the liquidation of the underlying assets.  The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner.  The Company’s returns could be negatively affected if the market values of the limited liability companies and limited partnerships decline. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2021 and 2020.

The Company’s outstanding indebtedness could adversely affect its financial flexibility and a failure to make required payments on the Subordinated Notes could adversely affect the Company.

In 2017, the Company sold $130 million aggregate principal amount of 7.875% Subordinated Notes due 2047 (“Subordinated Notes”) of which the Company and the Company’s indirect subsidiary, GBLI Holdings, LLC (“GBLI Holdings”), are co-obligors is outstanding. The level of debt outstanding could adversely affect the Company’s financial flexibility, including:

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

The Company cedes a portion of gross written premiums to third-party reinsurers under reinsurance contracts.  Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred, it does not relieve the Company of its liability to its policyholders. Upon payment of claims, the Company will bill its reinsurers for their share of such claims.  The reinsurers may not pay the reinsurance receivables that they owe to the Company or they may not pay such receivables on a timely basis.  If the reinsurers fail to pay it or fail to pay on a timely basis, the Company’s financial results would be adversely affected.  Lack of reinsurer liquidity, perceived improper underwriting or claim handling by the Company, and other factors could cause a reinsurer not to pay.  See "Business – Reinsurance of Underwriting Risk" in Item 1 of Part I of this report.

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2021 and 2020.

Since the Company depends on professional general agencies, brokers, other insurance companies and other reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company markets and distributes its insurance products through a group of approximately 575 professional general agencies (net of 75 professional general agencies which write business in more than one of the Company’s segments) that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies.  A loss of all or substantially all of the business produced by one or more of these general agencies, brokers, insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

If market conditions cause reinsurance to be more costly or unavailable, the Company may be required to bear increased risks or reduce the level of its underwriting commitments.

As part of the Company’s overall strategy of risk and capacity management, it purchases reinsurance for a portion of the risk underwritten by its insurance subsidiaries.  Market conditions beyond the Company’s control determine the availability and cost of the reinsurance it purchases, which may affect the level of its business and profitability. The Company’s third-party reinsurance facilities are generally subject to annual renewal.  The Company may be unable to maintain its current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates.  If the Company is unable to renew expiring facilities or obtain new reinsurance facilities, either the net exposure to risk would increase or, if the Company is unwilling to bear an increase in net risk exposures, it would have to reduce the amount of risk it underwrites.

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

The Company competes with a large number of other companies in its selected lines of business.  The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies.  The Company’s competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Berkshire Hathaway, Everest Re Group, Ltd., Great American Insurance Group, Hallmark Financial Services, Inc., HCC Insurance Holdings, Inc., IFG Companies, James River Group Holdings, Kinsale Capital Group, Inc., Markel Corporation, Nationwide Insurance, RLI Corporation, Selective Insurance Group, Inc., The Hartford, The Travelers Companies, Inc., and W.R. Berkley Corporation.  Some of the Company’s competitors have greater financial and marketing resources than the Company does.  The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

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

Global Indemnity Group, LLC is a holding company and, as such, has no substantial operations of its own.  Global Indemnity Group, LLC’s assets primarily consist of cash, an investment portfolio, and ownership of the shares of its direct and indirect subsidiaries. Investment income generated by its investment portfolio as well as dividends and other permitted distributions from insurance subsidiaries are expected to be Global Indemnity Group, LLC 's sole source of funds to meet ongoing cash requirements, including debt service payments and other expenses.

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

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations.  Also, see Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2022.

The Company’s businesses are heavily regulated and changes in regulation may limit the way it operates.

The Company is subject to extensive supervision and regulation in the U.S. states in which it operates.  This is particularly true in those states in which the Company’s insurance subsidiaries are licensed, as opposed to those states where its insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of the Company’s business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company’s insurance policyholders and not its investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory, and administrative authority to state insurance departments.  This system of regulation covers, among other things:

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

Fox Paine Capital Fund II International L.P. and certain of its affiliates (the “Fox Paine Funds”), which are investment funds managed by Fox Paine & Company, LLC, together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) beneficially own shares representing approximately 82.9% of Global Indemnity Group, LLC’s total voting power.  The percentage of Global Indemnity Group, LLC’s total voting power that the Fox Paine Entities may exercise is greater than the percentage of Global Indemnity Group, LLC’s total shares that the Fox Paine Entities beneficially own because the Fox Paine Entities beneficially own all of Global Indemnity Group, LLC’s class B common shares, which are entitled to ten votes per share as opposed to class A common shares, which are entitled to one vote per share.  The class A common shares and the class B common shares generally vote together as a single class on matters presented to Global Indemnity Group, LLC’s shareholders.  As a result, the Fox Paine Entities have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

The Internal Revenue Code provides that items of partnership income and deductions must be allocated between transferors and transferees of Global Indemnity Group, LLC’s common shares. Because Global Indemnity Group, LLC cannot match transferors and transferees of Global Indemnity Group, LLC’s common shares, Global Indemnity Group, LLC will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, loss, deduction and credit to holders in a manner that reflects such holders’ beneficial shares of Global Indemnity Group, LLC’s items. These conventions are designed to more closely align the receipt of cash and the allocation of income between holders of Global Indemnity Group, LLC’s common shares, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. In addition, as a result of such allocation method, holders may be allocated income even if they do not receive any distributions.

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

Holders of Global Indemnity Group, LLC’s common shares are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with their taxable year, regardless of whether they received cash distributions. As a publicly traded partnership, Global Indemnity Group, LLC’s operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, for each year will be reported on IRS Schedules K-1. Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC. Global Indemnity Group, LLC intends to furnish holders of the common shares, as soon as reasonably practicable after the close of each calendar year, with tax information (including IRS Schedules K-1), which describes their allocable share of gross ordinary income for Global Indemnity Group, LLC’s preceding taxable year. However, it may require longer than 90 days after the end of Global Indemnity Group, LLC’s calendar year to obtain the requisite information from all lower-tier entities so that IRS Schedules K-1 may be prepared by Global Indemnity Group, LLC. Consequently, holders of Global Indemnity Group, LLC’s common shares who are U.S. taxpayers may need to file annually with the IRS (and certain states) a request for an extension past the April 15 or the otherwise applicable due date of their income tax return for the taxable year.

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

On January 19, 2021, the Company announced that Cynthia Y. Valko, chief executive officer and a member of Global Indemnity Group, LLC’s Board of Directors, informed the Board of Directors that she will retire effective as of January 31, 2021. In connection with her retirement, Ms. Valko resigned from her positions as chief executive officer of the Company and a member of the Board of Directors, in each case, effective as of January 15, 2021.  On April 19, 2021, the Company announced that David S. Charlton was named chief executive and was appointed to serve as the principal executive officer of the Company. In addition, Mr. Charlton was appointed to the board of directors of Global Indemnity Group, LLC.  Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to the Company and may also make it more difficult to hire and retain key employees.

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

At December 31, 2021, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Specialty segment’s principal executive offices and headquarters.  Office space leased in Scottsdale, Arizona is used to support some of the Company’s finance, information technology, claims, and regulatory operations.  As part of the sale of the renewal rights related to the Company’s manufactured and dwelling homes products, K2 Insurance Services (“K2”) is subleasing approximately one third of the Scottsdale, Arizona office space.  Currently, the Company intends to exercise the early termination clause in their Scottsdale, Arizona lease.  If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2.  If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029. See Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the sublease of the office space in Scottsdale, Arizona.  Office space leased in Nebraska is used by the Company’s Farm, Ranch & Stable segment.  Office space leased in Cavan, Ireland is used to support the operating needs of the Insurance and Reinsurance Operations. The leases for the properties listed are held by various Company subsidiaries.  The Company believes the properties listed are suitable and adequate to meet its needs. Additionally, a number of the Company’s personnel work remotely and almost all of the Company’s personnel have the ability to work remotely.

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

There is a greater potential for disputes with reinsurers who are in runoff.  Some of the Company’s reinsurers have operations that are in runoff, and therefore, the Company closely monitors those relationships.  The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Global Indemnity Group, LLC’s Class A Common Shares

On August 28, 2020, Global Indemnity Group, LLC completed a scheme of arrangement and amalgamation that effected certain transactions that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of Global Indemnity Group, LLC.  Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares from the NASDAQ to the NYSE and is trading under the ticker symbol GBLI.  Prior to January 3, 2022, the Company’s class A common shares continued to trade on the NASDAQ. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

There is no established public trading market for Global Indemnity Group, LLC’s class B common shares.

As of December 31, 2021, Global Indemnity Group, LLC’s class A common shares were held by approximately 170 shareholders of record.  There were three holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of December 31, 2021.

See Note 18 to the consolidated financial statements in Item 8 of Part II of this report for information regarding securities authorized under Global Indemnity Group, LLC’s equity compensation plans.

Performance of Global Indemnity Group, LLC’s Class A Common Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s class A common shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
GBLI	$100.0	$110.0	$94.8	$77.5	$74.8	$65.8
NASDAQ Insurance Index	100.0	103.2	94.4	119.6	120.7	136.7
NASDAQ Composite Index	100.0	128.2	123.3	166.7	239.4	290.6

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2021.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan.  During 2021, Global Indemnity Group, LLC purchased an aggregate 17,318 of surrendered class A common shares from employees for $0.5 million.  All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.

See Note 15 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of Global Indemnity Group, LLC’s class A common shares as well as a tabular disclosure of Global Indemnity Group, LLC’s share repurchases by month.

Distribution Policy

The Company’s distribution program anticipates a distribution rate of $0.25 per share per quarter ($1.00 per share per year). Continued payment of distributions is subject to future determinations by the Board of Directors based on the Company’s results, financial conditions, amounts required to grow the Company’s business, and other factors deemed relevant by the Board.

See Note 15 of the consolidated financial statements in Item 8 of Part II of this report for dividends / distributions declared during the years ended December 31, 2021, 2020, and 2019.

Global Indemnity Group, LLC is a holding company and has no direct operations.  The ability of Global Indemnity to pay distributions is subject to Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement (the “LLCA”), and depends, in part, on the ability of its subsidiaries to pay dividends.  The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.  See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 21 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2021. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Recent Developments

Sale of Renewal Rights Related to Manufactured & Dwelling Homes Products

On October 26, 2021 the Company announced the sale of the renewal rights related to its manufactured and dwelling homes products to K2 Insurance Services and American Family Mutual Insurance Company. Please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale.

Appointment of Chief Executive

On April 19, 2021, the Company announced that David S. Charlton was named chief executive and was appointed to serve as the principal executive officer of the Company.  In addition, Mr. Charlton was appointed to the board of directors of Global Indemnity Group, LLC.

Appointment of Chief Operations Officer

On May 17, 2021, the Company announced that Reiner R. Mauer was named Chief Operations Officer of the Company’s insurance business and will serve as the principal operating officer of the Company.

Board of Directors

Effective January 1, 2022, Bruce R. Lederman ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors. Effective January 22, 2022, Jason B. Hurwitz ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors.

Effective February 9, 2022, James R. Holt, Jr. became a Fox Paine Entities’ appointed member of the Company’s Board of Directors.  Mr. Holt will serve as a member of the Audit Committee, the Nomination, Compensation & Governance Committee, the Enterprise Risk Management Committee, and the Technology Committee.

Redemption of Debt

On March 10, 2022, the Company notified the Trustee of the 2047 Notes that it has elected to redeem the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including, the Redemption Date of April 15, 2022.

Transfer of Listing to New York Stock Exchange

Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares and its 7.875% subordinated notes due 2047 from the NASDAQ to the NYSE and is trading under the ticker symbol GBLI and GBLL, respectively.  Prior to January 3, 2022, the Company’s class A common shares and 7.875% subordinated notes due 2047 continued to trade on the NASDAQ. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

Dividends / Distributions

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021, June 21, 2021, September 23, 2021 and December 20, 2021.  Distributions paid to common shareholders were $14.4 million during the year ended December 31, 2021.   In addition,

distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholders during the year ended December 31, 2021.

On March 3, 2022, Global Indemnity Group, LLC’s Board of Directors approved a distribution payment of $0.25 per common share to be paid on March 31, 2022 to all shareholders of record as of the close of business on March 21, 2022.

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

Overview

The Company operates and manages its business through four business segments: Commercial Specialty, Farm, Ranch & Stable, Reinsurance Operations, and Exited Lines.

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 200 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents. The Company has also created three start-up business lines which will distributes professional, environmental, and excess casualty products.

The Company’s Farm, Ranch & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry. These insurance products are sold through a group of approximately 225 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

The Company’s Reinsurance Operations provides reinsurance solutions through brokers. It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.  Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance.  In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries.

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, and property and catastrophe reinsurance treaties.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services.  The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.  Their insurance products were distributed through a group of approximately 225 wholesale general agents, wholesale insurance brokers, program administrators, and retail agents.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates, the Company’s actuaries perform detailed reserve analyses each quarter.  To perform the analysis, the data is organized at a "reserve category" level.  A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect.  The reserves within a reserve category level are characterized as long-tail or short-tail.  For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled.  The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella.  Short-tail exposures include property, commercial automobile physical damage, and equine mortality.  The Company also reviews assumed reinsurance segments each quarter by treaty and treaty year which is comprised primarily of long-tailed business.  To manage its insurance operations, the Company differentiates by product classifications, which are Penn-America, United National, Diamond State, American Reliable, and Vacant Express.  For further discussion about the Company’s product classifications, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report.  Each of the Company’s product classifications contain both long-tail and short-tail exposures.  Every reserve category is analyzed by the Company’s actuaries each quarter.  Management is responsible for the final determination of loss reserve selections.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the reserves annually.  The Company reviews both the internal and external actuarial analyses in determining its reserve position.

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

Management’s best estimate at December 31, 2021 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $759.9 million and $665.5 million, respectively, as of December 31, 2021.  A breakout of the Company’s gross and net reserves as of December 31, 2021 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$160,957	$307,015	$467,972
Farm, Ranch & Stable	12,536	32,882	45,418
Reinsurance Operations	4,761	98,141	102,902
Exited Lines	80,525	63,087	143,612
Total	$258,779	$501,125	$759,904

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$133,281	$273,460	$406,741
Farm, Ranch & Stable	10,225	24,135	34,360
Reinsurance Operations	4,761	98,141	102,902
Exited Lines	61,911	59,547	121,458
Total	$210,178	$455,283	$665,461

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivables on paid losses.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $376.3 million for claims occurring during the year ended December 31, 2021:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(54,564)	$(36,689)	$(18,815)	$(941)	$16,934
	-3%	(47,790)	(29,540)	(11,289)	6,962	25,212
	-2%	(44,403)	(25,965)	(7,526)	10,913	29,351
	-1%	(41,017)	(22,390)	(3,763)	14,864	33,491
	0%	(37,630)	(18,815)	—	18,815	37,630
	1%	(34,243)	(15,240)	3,763	22,766	41,769
	2%	(30,857)	(11,665)	7,526	26,717	45,909
	3%	(27,470)	(8,090)	11,289	30,668	50,048
	5%	(20,697)	(941)	18,815	38,571	58,327

The Company’s net reserves for losses and loss adjustment expenses of $665.5 million as of December 31, 2021 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Recoverability of Reinsurance Receivables

The Company regularly reviews the collectability of its reinsurance receivables, and includes adjustments resulting from this review in earnings in the period in which the adjustment arises.  An allowance for expected credit losses for reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.  Changes in loss reserves can also affect the valuation of reinsurance receivables if the change is related to loss reserves that are ceded to reinsurers.  Certain amounts may be uncollectible if the Company’s reinsurers dispute a loss or if the reinsurer is unable to pay.  If its reinsurers do not pay, the Company remains legally obligated to pay the loss.

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2021 and 2020.  For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2021, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value.  The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates.  In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded.  Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense.  Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes.  During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due.  See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2021 and 2020.

Fair Value Measurements

The Company categorizes its invested assets and derivative instruments that are accounted for at fair value in the consolidated statements into a fair value hierarchy.  The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets.  The reported value of financial instruments not carried at fair value, principally cash and cash equivalents and margin borrowing facility, approximate fair value.  See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information about the fair value hierarchy and the Company’s assets that are accounted for at fair value.

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

See Note 8 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more details concerning the Company’s goodwill and intangible assets as well as the result of its impairment testing.

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts primarily include commissions, premium taxes and certain other costs that are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts.  The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to amounts recoverable from premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium.  This evaluation is done at a distribution and product line level for Insurance Operations and Exited Lines and at a treaty level for Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to losses and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  The Company calculates deferred acquisition costs for Insurance Operations and Exited Lines separately by distribution lines and for its Reinsurance Operations separately for each treaty.

Taxation

The Company provides for income taxes in accordance with applicable accounting guidance.  The Company’s deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.  There are no valuation allowances as of December 31, 2021 and 2020.  The deferred tax asset balance is analyzed regularly by management.  This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience.  If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required.  This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Rental income derived from subleases are recognized on a straight-line basis over the operating lease term.

Business Segments

The Company manages its business through four business segments: Commercial Specialty, Farm, Ranch & Stable, Reinsurance Operations, and Exited Lines.  The Commercial Specialty and Farm, Ranch & Stable segments comprise the Company’s Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Reliable Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC.  Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance.  In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries. In addition, the Company’s Exited Lines segment represents lines of business which the Company has decided to exit.

The Company evaluates the performance of these four segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the Exited Lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment.  Accordingly, the Company will have four reportable segments: Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the years ended December 31, 2020 and 2019 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross written premiums	$682,122	$606,603	12.4%	$606,603	$636,861	(4.8%)
Net written premiums	$580,068	$548,167	5.8%	$548,167	$562,089	(2.5%)

Net earned premiums	$595,610	$567,699	4.9%	$567,699	$525,262	8.1%
Other income	1,815	2,038	(10.9%)	2,038	1,816	12.2%
Total revenues	597,425	569,737	4.9%	569,737	527,078	8.1%
Losses and expenses:
Net losses and loss adjustment expenses	384,964	336,201	14.5%	336,201	275,402	22.1%
Acquisition costs and other underwriting expenses	222,841	215,607	3.4%	215,607	208,403	3.5%
Underwriting income (loss)	(10,380)	17,929	(157.9%)	17,929	43,273	(58.6%)
Net investment income	37,020	28,392	30.4%	28,392	42,052	(32.5%)
Net realized investment gains (losses)	15,887	(14,662)	(208.4%)	(14,662)	35,342	(141.5%)
Other income	27,936	80	NM	80	—	NM
Corporate and other operating expenses	(27,179)	(41,998)	(35.3%)	(41,998)	(18,888)	122.4%
Interest expense	(10,481)	(15,792)	(33.6%)	(15,792)	(20,022)	(21.1%)
Loss on extinguishment of debt	—	(3,060)	(100.0)%	(3,060)	—	NM
Income (loss) before income taxes	32,803	(29,111)	(212.7%)	(29,111)	81,757	(135.6%)
Income tax (expense) benefit	(3,449)	8,105	(142.6%)	8,105	(11,742)	(169.0%)
Net income (loss)	$29,354	$(21,006)	(239.7%)	$(21,006)	$70,015	(130.0%)
Underwriting Ratios:
Loss ratio (1)	64.7%	59.2%		59.2%	52.5%
Expense ratio (2)	37.4%	38.0%		38.0%	39.7%
Combined ratio (3)	102.1%	97.2%		97.2%	92.2%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Selected Financial Data by Business Segment

The following table summarizes selected financial data by business segment.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Gross written premiums (1)
Commercial Specialty	$380,879	$323,986	$299,107	$239,854	$208,407
Farm, Ranch & Stable	81,728	85,646	87,745	79,738	75,997
Reinsurance Operations (3)	106,540	55,616	34,837	6,915	4,899
Continuing Lines	569,147	465,248	421,689	326,507	289,303
Exited Lines	112,975	141,355	215,172	221,390	227,031
Total gross written premiums	$682,122	$606,603	$636,861	$547,897	$516,334
Ceded premiums written
Commercial Specialty	$25,451	$23,638	$25,216	$18,332	$20,512
Farm, Ranch & Stable	11,256	11,483	13,329	9,521	10,469
Reinsurance Operations (3)	—	—	—	—	—
Continuing Lines	36,707	35,121	38,545	27,853	30,981
Exited Lines	65,347	23,315	36,227	47,497	35,173
Total ceded premiums written	$102,054	$58,436	$74,772	$75,350	$66,154
Net written premiums (2)
Commercial Specialty	$355,428	$300,348	$273,891	$221,522	$187,895
Farm, Ranch & Stable	70,472	74,163	74,416	70,217	65,528
Reinsurance Operations (3)	106,540	55,616	34,837	6,915	4,899
Continuing Lines	532,440	430,127	383,144	298,654	258,322
Exited Lines	47,628	118,040	178,945	173,893	191,858
Total net written premiums	$580,068	$548,167	$562,089	$472,547	$450,180
Net earned premiums
Commercial Specialty	$340,029	$292,331	$248,073	$214,811	$182,605
Farm, Ranch & Stable	71,899	76,166	71,312	69,248	66,197
Reinsurance Operations (3)	77,802	46,105	19,154	6,172	4,814
Continuing Lines	489,730	414,602	338,539	290,231	253,616
Exited Lines	105,880	153,097	186,723	177,544	184,418
Total net earned premiums	$595,610	$567,699	$525,262	$467,775	$438,034
Underwriting income (loss)
Commercial Specialty	$4,685	$34,173	$41,821	$16,632	$41,354
Farm, Ranch & Stable	(15)	(604)	(807)	(1,559)	(16,400)
Reinsurance Operations (3)	1,912	1,430	3,061	(490)	(55)
Continuing Lines	6,582	34,999	44,075	14,583	24,899
Exited Lines	(16,962)	(17,070)	(802)	(70,487)	(33,230)
Total underwriting income (loss)	$(10,380)	$17,929	$43,273	$(55,904)	$(8,331)
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net written premiums equal gross written premiums less ceded premiums written.
(3)	External business only, excluding business assumed from affiliates.

	Years Ended December 31,
Loss ratio	2021	2020	2019	2018	2017
Commercial Specialty	62.6%	51.8%	42.6%	51.8%	35.4%
Farm, Ranch & Stable	60.4%	61.9%	59.8%	59.5%	81.2%
Reinsurance Operations	62.6%	62.3%	56.8%	90.3%	90.5%
Continuing Lines	62.3%	54.8%	47.1%	54.5%	48.4%
Exited Lines	75.5%	71.1%	62.2%	99.4%	79.5%
Total loss ratio	64.7%	59.2%	52.5%	71.5%	61.5%
Expense ratio
Commercial Specialty	36.3%	36.8%	40.8%	40.6%	42.2%
Farm, Ranch & Stable	39.9%	39.1%	41.4%	42.8%	44.4%
Reinsurance Operations	34.8%	35.0%	26.5%	14.2%	15.1%
Continuing Lines	36.6%	37.0%	40.1%	46.1%	47.4%
Exited Lines	41.2%	40.5%	38.8%	40.7%	40.7%
Total expense ratio	37.4%	38.0%	39.7%	40.8%	41.9%
Combined ratio
Commercial Specialty	98.9%	88.6%	83.4%	92.4%	77.6%
Farm, Ranch & Stable	100.3%	101.0%	101.2%	102.3%	125.6%
Reinsurance Operations	97.4%	97.3%	83.3%	104.5%	105.6%
Continuing Lines	98.9%	91.8%	87.2%	100.6%	95.8%
Exited Lines	116.7%	111.6%	101.0%	140.1%	120.2%
Total combined ratio	102.1%	97.2%	92.2%	112.3%	103.4%

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross written premiums (1)
Commercial Specialty	$380,879	$323,986	17.6%	$323,986	$299,107	8.3%
Farm, Ranch & Stable	81,728	85,646	(4.6%)	85,646	87,745	(2.4%)
Reinsurance Operations (4)	106,540	55,616	91.6%	55,616	34,837	59.6%
Continuing Lines	569,147	465,248	22.3%	465,248	421,689	10.3%
Exited Lines	112,975	141,355	(20.1%)	141,355	215,172	(34.3%)
Total gross written premiums	$682,122	$606,603	12.4%	$606,603	$636,861	(4.8%)
Ceded premiums written
Commercial Specialty	$25,451	$23,638	7.7%	$23,638	$25,216	(6.3%)
Farm, Ranch & Stable	11,256	11,483	(2.0%)	11,483	13,329	(13.8%)
Reinsurance Operations (4)	—	—	—	—	—	—
Continuing Lines	36,707	35,121	4.5%	35,121	38,545	(8.9%)
Exited Lines	65,347	23,315	180.3%	23,315	36,227	(35.6%)
Total ceded premiums written	$102,054	$58,436	74.6%	$58,436	$74,772	(21.8%)
Net written premiums (2)
Commercial Specialty	$355,428	$300,348	18.3%	$300,348	$273,891	9.7%
Farm, Ranch & Stable	70,472	74,163	(5.0%)	74,163	74,416	(0.3%)
Reinsurance Operations (4)	106,540	55,616	91.6%	55,616	34,837	59.6%
Continuing Lines	532,440	430,127	23.8%	430,127	383,144	12.3%
Exited Lines	47,628	118,040	(59.7%)	118,040	178,945	(34.0%)
Total net written premiums	$580,068	$548,167	5.8%	$548,167	$562,089	(2.5%)
Net earned premiums
Commercial Specialty	$340,029	$292,331	16.3%	$292,331	$248,073	17.8%
Farm, Ranch & Stable	71,899	76,166	(5.6%)	76,166	71,312	6.8%
Reinsurance Operations (4)	77,802	46,105	68.7%	46,105	19,154	140.7%
Continuing Lines	489,730	414,602	18.1%	414,602	338,539	22.5%
Exited Lines	105,880	153,097	(30.8%)	153,097	186,723	(18.0%)
Total net earned premiums	$595,610	$567,699	4.9%	$567,699	$525,262	8.1%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)	Net written premiums equal gross written premiums less ceded premiums written.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 12.4% for year ended December 31, 2021 as compared to 2020.  The increase in gross written premiums is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty as well as the organic growth of an existing casualty treaty and the assumption of three new smaller casualty treaties within Reinsurance Operations.  This growth in premiums was partially offset by the reduction of premiums within Exited Lines due to reducing catastrophe exposed business, reduction in business not providing an adequate return on capital, and the non-renewal of the Company’s property catastrophe treaties as well as the reduction of catastrophe exposed business within Farm, Ranch & Stable.

Gross written premiums decreased by 4.8% for year ended December 31, 2020 as compared to 2019.  The decrease is mainly due to the reduction of premiums within Exited Lines due to reducing catastrophe exposed business, reduction in business not providing an adequate return on capital, and the non-renewal of the Company’s property catastrophe treaties.  In addition, non-renewals of several small business classes were higher and new business growth slowed within Commercial Specialty which was likely the result of Covid-19 as well as the reduction of catastrophe exposed business within Farm, Ranch & Stable.  These reductions in premiums were partially offset by organic growth from existing agents, increased pricing, and several new programs within Commercial Specialty and growth of the new casualty treaty entered into by Reinsurance Operations in 2019.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Commercial Specialty	93.3%	92.7%	0.6	92.7%	91.6%	1.1
Farm, Ranch & Stable	86.2%	86.6%	(0.4)	86.6%	84.8%	1.8
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	93.6%	92.5%	1.1	92.5%	90.9%	1.6
Exited Lines	42.2%	83.5%	(41.3)	83.5%	83.2%	0.3
Total	85.0%	90.4%	(5.3)	90.4%	88.3%	2.1

The net premium retention for the year ended December 31, 2021 decreased by 5.3 points as compared to 2020.  This decrease is primarily due to ceding the majority of its unearned premium reserves related to manufactured home and dwelling products on November 30, 2021.

The net premium retention for the year ended December 31, 2020 increased by 2.1 points as compared to 2019.  This increase in retention is driven by the restructuring of the Company’s catastrophe reinsurance treaties as well as a change in the mix of business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 16.3% for the year ended December 31, 2021 as compared to the same period in 2020. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $149.3 million and $137.3 million for the years ended December 31, 2021 and 2020, respectively.  Casualty net earned premiums were $190.8 million and $155.0 million for the years ended December 31, 2021 and 2020, respectively.

Net earned premiums within the Commercial Specialty segment increased by 17.8% for the year ended December 31, 2020 as compared to the same period in 2019. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $137.3 million and $120.7 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $155.0 million and $127.4 million for the years ended December 31, 2020 and 2019, respectively.

Net earned premiums within the Farm, Ranch & Stable segment decreased by 5.6% for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to the continued reduction of catastrophe exposed business.  Property net earned premiums were $53.7 million and $55.8 million for the years ended December 31, 2021 and 2020, respectively.  Casualty net earned premiums were $18.2 million and $20.4 million for the years ended December 31, 2021 and 2020, respectively.

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

Net earned premiums within the Reinsurance Operations segment increased by 68.7% for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to organic growth of an existing casualty treaty.  Casualty net earned premiums were $77.8 million and $46.1 million for the years ended December 31, 2021 and 2020, respectively.  There was no property net earned premiums for the years ended December 31, 2021 and 2020.

Net earned premiums within the Reinsurance Operations segment increased by 140.7% for the year ended December 31, 2020 as compared to the same period in 2019 due to the new casualty treaty entered into during 2019.  Casualty net earned premiums were $46.1 million and $19.2 million for the years ended December 31, 2020 and 2019, respectively.  There was no property net earned premiums for the years ended December 31, 2020 and 2019.

Net earned premiums within the Exited Lines segment decreased by 30.8% for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to a continued reduction of catastrophe exposed business, a reduction in business not providing an adequate return on capital, and the non-renewal of the Company’s property catastrophe treaties.  Property net earned premiums were $100.0 million and $144.6 million for the years ended December 31, 2021 and 2020, respectively.  Casualty net earned premiums were $5.9 million and $8.5 million for the years ended December 31, 2021 and 2020, respectively.

Net earned premiums within the Exited Lines segment decreased by 18.0% for the year ended December 31, 2020 as compared to the same period in 2019 primarily due to a continued reduction of catastrophe exposed business, a reduction in business not providing an adequate return on capital, and the non-renewal of its property catastrophe treaties.  Property net earned premiums were $144.6 million and $176.4 million for the years ended December 31, 2020 and 2019, respectively.  Casualty net earned premiums were $8.5 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross written premiums	$380,879	$323,986	17.6%	$323,986	$299,107	8.3%
Net written premiums	$355,428	$300,348	18.3%	$300,348	$273,891	9.7%
Net earned premiums	$340,029	$292,331	16.3%	$292,331	$248,073	17.8%
Other income	$1,028	$888	15.8%	$888	$827	7.4%
Total revenues	341,057	293,219	16.3%	293,219	248,900	17.8%
Losses and expenses:
Net losses and loss adjustment expenses	212,936	151,369	40.7%	151,369	105,830	43.0%
Acquisition costs and other underwriting expenses	123,436	107,677	14.6%	107,677	101,249	6.3%
Underwriting income	$4,685	$34,173	(86.3%)	$34,173	$41,821	(18.3%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	61.1%	59.9%	1.2	59.9%	52.0%	7.9
Prior accident year	1.5%	(8.1%)	9.6	(8.1%)	(9.4%)	1.3
Calendar year loss ratio	62.6%	51.8%	10.8	51.8%	42.6%	9.2
Expense ratio	36.3%	36.8%	(0.5)	36.8%	40.8%	(4.0)
Combined ratio	98.9%	88.6%	10.3	88.6%	83.4%	5.2

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

	Years Ended December 31,
	2021		2020		2019
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$70,589	47.3%	$59,170	43.1%	$47,786	39.6%
Effect of prior accident year	4,519	3.0%	(623)	(0.5%)	(5,051)	(4.2%)
Non catastrophe property losses and ratio (2)	$75,108	50.3%	$58,547	42.6%	$42,735	35.4%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$22,199	14.9%	$29,531	21.5%	$9,937	8.2%
Effect of prior accident year	863	0.6%	415	0.3%	(841)	(0.7%)
Catastrophe losses and ratio (2)	$23,062	15.5%	$29,946	21.8%	$9,096	7.5%
Total property losses and ratio excluding the effect of prior accident year (1)	$92,788	62.2%	$88,701	64.6%	$57,723	47.8%
Effect of prior accident year	5,382	3.6%	(208)	(0.2%)	(5,892)	(4.9%)
Total property losses and ratio (2)	$98,170	65.8%	$88,493	64.4%	$51,831	42.9%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$115,080	60.3%	$86,305	55.7%	$71,382	56.0%
Effect of prior accident year	(314)	(0.2%)	(23,429)	(15.1%)	(17,383)	(13.6%)
Total Casualty losses and ratio (2)	$114,766	60.1%	$62,876	40.6%	$53,999	42.4%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$207,868	61.1%	$175,006	59.9%	$129,105	52.0%
Effect of prior accident year	5,068	1.5%	(23,637)	(8.1%)	(23,275)	(9.4%)
Total net losses and loss adjustment expense and total loss ratio (2)	$212,936	62.6%	$151,369	51.8%	$105,830	42.6%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $1.0 million, $0.9 million, and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Property losses
Non-catastrophe	$70,589	$59,170	19.3%	$59,170	$47,786	23.8%
Catastrophe	22,199	29,531	(24.8%)	29,531	9,937	197.2%
Property losses	92,788	88,701	4.6%	88,701	57,723	53.7%
Casualty losses	115,080	86,305	33.3%	86,305	71,382	20.9%
Total accident year losses	$207,868	$175,006	18.8%	$175,006	$129,105	35.6%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	47.3%	43.1%	4.2	43.1%	39.6%	3.5
Catastrophe	14.9%	21.5%	(6.6)	21.5%	8.2%	13.3
Property loss ratio	62.2%	64.6%	(2.4)	64.6%	47.8%	16.8
Casualty loss ratio	60.3%	55.7%	4.6	55.7%	56.0%	(0.3)
Total accident year loss ratio	61.1%	59.9%	1.2	59.9%	52.0%	7.9

The current accident year property non-catastrophe loss ratio for 2021 increased by 4.2 points compared to 2020 primarily due to higher claims severity.  The current accident year property non-catastrophe loss ratio for 2020 increased by 3.5 points compared to 2019.  The increase in the loss ratio primarily reflects a higher claims severity as the claims incurred frequency was up slightly at twelve months of development from last year.

The current accident year property catastrophe loss ratio for 2021 improved by 6.6 points compared to 2020 due to lower claims frequency.  The current accident year property catastrophe loss ratio for 2020 increased by 13.3 points compared to 2019 due to a higher claims frequency and severity.

The current accident year casualty loss ratio for 2021 increased by 4.6 points compared to 2020 due to higher claims frequency.  The current accident year casualty loss ratio for 2020 improved by 0.3 points compared to 2019 reflecting a lower claims frequency at twelve months of development.

The calendar year loss ratio for the years ended December 31, 2021, 2020, and 2019 includes an increase of $5.1 million, or 1.5%, a decrease of $23.6 million or 8.1%, and a decrease of $23.3 million or 9.4%, respectively, related to reserve development on prior accident years.  Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 0.5 points from 36.8% for 2020 to 36.3% for 2021 primarily due to higher earned premiums.

The expense ratio improved 4.0 points from 40.8% for 2019 to 36.8% for 2020 primarily due to higher earned premiums.

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

Farm, Ranch & Stable

The components of income from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross written premiums	$81,728	$85,646	(4.6%)	$85,646	$87,745	(2.4%)
Net written premiums	$70,472	$74,163	(5.0%)	$74,163	$74,416	(0.3%)
Net earned premiums	$71,899	$76,166	(5.6%)	$76,166	$71,312	6.8%
Other income	155	142	9.2%	142	132	7.6%
Total revenues	72,054	76,308	(5.6%)	76,308	71,444	6.8%
Losses and expenses:
Net losses and loss adjustment expenses	43,369	47,151	(8.0%)	47,151	42,700	10.4%
Acquisition costs and other underwriting expenses	28,700	29,761	(3.6%)	29,761	29,551	0.7%
Underwriting loss	$(15)	$(604)	97.5%	$(604)	$(807)	25.2%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	62.2%	64.9%	(2.7)	64.9%	67.6%	(2.7)
Prior accident year	(1.8%)	(3.0%)	1.2	(3.0%)	(7.8%)	4.8
Calendar year loss ratio	60.4%	61.9%	(1.5)	61.9%	59.8%	2.1
Expense ratio	39.9%	39.1%	0.8	39.1%	41.4%	(2.3)
Combined ratio	100.3%	101.0%	(0.7)	101.0%	101.2%	(0.2)

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

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

	Years Ended December 31,
	2021		2020		2019
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$26,104	48.6%	$22,854	41.0%	$29,892	58.7%
Effect of prior accident year	227	0.4%	(2,112)	(3.8%)	(2,031)	(4.0%)
Non catastrophe property losses and ratio (2)	$26,331	49.1%	$20,742	37.2%	$27,861	54.7%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$8,973	16.7%	$16,130	28.9%	$8,074	15.9%
Effect of prior accident year	(352)	(0.7%)	89	0.2%	(1,855)	(3.6%)
Catastrophe losses and ratio (2)	$8,621	16.1%	$16,219	29.1%	$6,219	12.3%
Total property losses and ratio excluding the effect of prior accident year (1)	$35,077	65.3%	$38,984	69.9%	$37,966	74.6%
Effect of prior accident year	(125)	(0.2%)	(2,023)	(3.6%)	(3,886)	(7.6%)
Total property losses and ratio (2)	$34,952	65.1%	$36,961	66.3%	$34,080	67.0%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$9,610	52.7%	$10,448	51.3%	$10,264	50.3%
Effect of prior accident year	(1,193)	(6.5%)	(258)	(1.3%)	(1,644)	(8.1%)
Total Casualty losses and ratio (2)	$8,417	46.2%	$10,190	50.0%	$8,620	42.2%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$44,687	62.2%	$49,432	64.9%	$48,230	67.6%
Effect of prior accident year	(1,318)	(1.8%)	(2,281)	(3.0%)	(5,530)	(7.8%)
Total net losses and loss adjustment expense and total loss ratio (2)	$43,369	60.4%	$47,151	61.9%	$42,700	59.8%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2021.

Other Income

Other income was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Property losses
Non-catastrophe	$26,104	$22,854	14.2%	$22,854	$29,892	(23.5%)
Catastrophe	8,973	16,130	(44.4%)	16,130	8,074	99.8%
Property losses	35,077	38,984	(10.0%)	38,984	37,966	2.7%
Casualty losses	9,610	10,448	(8.0%)	10,448	10,264	1.8%
Total accident year losses	$44,687	$49,432	(9.6%)	$49,432	$48,230	2.5%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	48.6%	41.0%	7.6	41.0%	58.7%	(17.7)
Catastrophe	16.7%	28.9%	(12.2)	28.9%	15.9%	13.0
Property loss ratio	65.3%	69.9%	(4.6)	69.9%	74.6%	(4.7)
Casualty loss ratio	52.7%	51.3%	1.4	51.3%	50.3%	1.0
Total accident year loss ratio	62.2%	64.9%	(2.7)	64.9%	67.6%	(2.7)

The current accident year property non-catastrophe loss ratio for 2021 increased by 7.6 points compared to 2020 primarily due to higher claims frequency and severity.  The current accident year property non-catastrophe loss ratio for 2020 improved by 17.7 points compared to 2019 reflecting a lower claims frequency and severity.

The current accident year property catastrophe loss ratio for 2021 improved by 12.2 points compared to 2020 reflecting lower claims frequency and severity in the current calendar year.  The current accident year property catastrophe loss ratio for 2020 increased by 13.0 points compared to 2019 reflecting a higher claims frequency and severity at twelve months of development.  The impact from the Midwest derecho on the loss ratio was 7.3 points which was the largest event impacting this segment during 2020.

The current accident year casualty loss ratio for 2021 increased by 1.4 points compared to 2020 reflecting slightly higher claims frequency and severity.  The current accident year casualty loss ratio for 2020 increased by 1.0 points compared to 2019.  The increase in the loss ratio reflects a higher claims severity compared to last year.

The calendar year loss ratio for the years ended December 31, 2021, 2020, and 2019 includes a decrease of $1.3 million, or 1.8%, a decrease of $2.3 million, or 3.0%, and a decrease of $5.5 million, or 7.8%, respectively, related to reserve development on prior accident years.  Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.8 points from 39.1% for 2020 to 39.9% for 2021.  The increase in the expense ratio is primarily due to a reduction in earned premiums partially offset by a reduction in the commission rate partially driven by a change in agent distribution.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021 (1)	2020 (1)	Change	2020 (1)	2019 (1)	Change
Gross written premiums	$106,540	$55,616	91.6%	$55,616	$34,837	59.6%
Net written premiums	$106,540	$55,616	91.6%	$55,616	$34,837	59.6%
Net earned premiums	$77,802	$46,105	68.7%	$46,105	$19,154	140.7%
Other income (loss)	(95)	191	(149.7%)	191	(136)	NM
Total revenues	77,707	46,296	67.8%	46,296	19,018	143.4%
Losses and expenses:
Net losses and loss adjustment expenses	48,709	28,718	69.6%	28,718	10,872	164.1%
Acquisition costs and other underwriting expenses	27,086	16,148	67.7%	16,148	5,085	217.6%
Underwriting income	$1,912	$1,430	33.7%	$1,430	$3,061	(53.3%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021 (1)	2020 (1)	Change	2020 (1)	2019 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	64.0%	65.9%	(1.9)	65.9%	71.5%	(5.6)
Prior accident year	(1.4%)	(3.6%)	2.2	(3.6%)	(14.7%)	11.1
Calendar year loss ratio (3)	62.6%	62.3%	0.3	62.3%	56.8%	5.5
Expense ratio	34.8%	35.0%	(0.2)	35.0%	26.5%	8.5
Combined ratio	97.4%	97.3%	0.1	97.3%	83.3%	14.0

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

Reinsurance Operations recognized other loss of $0.1 million in 2021, other income of $0.2 million in 2020, and other loss of $0.1 million in 2019.  Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2021 improved by 1.9 points compared to 2020 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio.  The current accident year loss ratio for 2020 improved by 5.6 points compared to 2019. The mix of business change in the casualty treaties and growth in a treaty with a lower expected loss ratio led to an improved loss ratio.

The calendar year loss ratio for the years ended December 31, 2021, 2020, and 2019 includes a decrease of $1.1 million, or 1.4%, a decrease of $1.7 million or 3.6%, and a decrease of $2.8 million or 14.7%, respectively, related to reserve development on prior accident years.  Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio improved 0.2 points from 35.0% for 2020 to 34.8% for 2021.

The expense ratio increased 8.5 points from 26.5% for 2019 to 35.0% for 2020.  The increase in the expense ratio is primarily due to an increase in commission expense.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Exited Lines

The components of income from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross written premiums	$112,975	$141,355	(20.1%)	$141,355	$215,172	(34.3%)
Net written premiums	$47,628	$118,040	(59.7%)	$118,040	$178,945	(34.0%)
Net earned premiums	$105,880	$153,097	(30.8%)	$153,097	$186,723	(18.0%)
Other income	727	817	(11.0)%	817	993	(17.7)%
Total revenues	106,607	153,914	(30.7%)	153,914	187,716	(18.0%)
Losses and expenses:
Net losses and loss adjustment expenses	79,950	108,963	(26.6%)	108,963	116,000	(6.1%)
Acquisition costs and other underwriting expenses	43,619	62,021	(29.7%)	62,021	72,518	(14.5%)
Underwriting loss	$(16,962)	$(17,070)	0.6%	$(17,070)	$(802)	NM

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Underwriting Ratios:
Loss ratio:
Current accident year	69.8%	73.7%	(3.9)	73.7%	62.8%	10.9
Prior accident year	5.7%	(2.6%)	8.3	(2.6%)	(0.6%)	(2.0)
Calendar year loss ratio	75.5%	71.1%	4.4	71.1%	62.2%	8.9
Expense ratio	41.2%	40.5%	0.7	40.5%	38.8%	1.7
Combined ratio	116.7%	111.6%	5.1	111.6%	101.0%	10.6

NM – not meaningful

(1)	Includes business ceded to the Company’s Reinsurance Operations under a quota share agreement. This quota share agreement was cancelled effective January 1, 2018.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio.  The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Exited Lines segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2021		2020		2019
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$47,930	47.9%	$61,999	42.9%	$80,531	45.7%
Effect of prior accident year	2,047	2.0%	(5,646)	(3.9%)	10,142	5.8%
Non catastrophe property losses and ratio (2)	$49,977	49.9%	$56,353	39.0%	$90,673	51.5%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$22,506	22.5%	$47,052	32.5%	$30,816	17.5%
Effect of prior accident year	5,278	5.3%	3,788	2.6%	(10,612)	(6.0%)
Catastrophe losses and ratio (2)	$27,784	27.8%	$50,840	35.1%	$20,204	11.5%
Total property losses and ratio excluding the effect of prior accident year (1)	$70,436	70.4%	$109,051	75.4%	$111,347	63.2%
Effect of prior accident year	7,325	7.3%	(1,858)	(1.3%)	(470)	(0.2%)
Total property losses and ratio (2)	$77,761	77.7%	$107,193	74.1%	$110,877	63.0%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$3,493	59.6%	$3,853	45.5%	$5,844	56.4%
Effect of prior accident year	(1,304)	(22.3%)	(2,083)	(24.6%)	(721)	(7.0%)
Total Casualty losses and ratio (2)	$2,189	37.3%	$1,770	20.9%	$5,123	49.4%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$73,929	69.8%	$112,904	73.7%	$117,191	62.8%
Effect of prior accident year	6,021	5.7%	(3,941)	(2.6%)	(1,191)	(0.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$79,950	75.5%	$108,963	71.1%	$116,000	62.2%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2021.

Other Income

Other income was $0.7 million, $0.8 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Property losses
Non-catastrophe	$47,930	$61,999	(22.7%)	$61,999	$80,531	(23.0%)
Catastrophe	22,506	47,052	(52.2%)	47,052	30,816	52.7%
Property losses	70,436	109,051	(35.4%)	109,051	111,347	(2.1%)
Casualty losses	3,493	3,853	(9.3%)	3,853	5,844	(34.1%)
Total accident year losses	$73,929	$112,904	(34.5%)	$112,904	$117,191	-3.7%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2021	2020	Change	2020	2019	Change
Current accident year loss ratio:
Property
Non-catastrophe	47.9%	42.9%	5.0	42.9%	45.7%	(2.8)
Catastrophe	22.5%	32.5%	(10.0)	32.5%	17.5%	15.0
Property loss ratio	70.4%	75.4%	(5.0)	75.4%	63.2%	12.2
Casualty loss ratio	59.6%	45.5%	14.1	45.5%	56.4%	(10.9)
Total accident year loss ratio	69.8%	73.7%	(3.9)	73.7%	62.8%	10.9

NM – not meaningful

The current accident year property non-catastrophe loss ratio for 2021 increased by 5.0 points compared to 2020 reflecting a higher claims severity in the specialty property business and a higher loss ratio in the property reinsurance treaties.  The current accident year property non-catastrophe loss ratio for 2020 improved by 2.8 points compared to 2019.  The improvement in the loss ratio primarily recognizes a lower claims frequency and severity compared to last year in the specialty property business, partially offset by higher loss ratios in the reinsurance property treaties.

The current accident year property catastrophe loss ratio for 2021 improved by 10.0 points compared to 2020 reflecting lower claims frequency and severity in the specialty property reserve segments and an improvement in the property catastrophe reinsurance treaties loss ratios.  The current accident year property catastrophe loss ratio for 2020 increased by 15.0 points compared to 2019 recognizing higher claims frequency and severity at twelve months of development in the specialty property reserve segments.  This increase was partially offset by the Company’s property reinsurance treaties having a better loss ratio than in 2019.

The current accident year casualty loss ratio for 2021 increased by 14.1 points compared to 2020 due to higher claims severity.  The current accident year casualty loss ratio for 2020 improved by 10.9 points compared to 2019. The improvement reflects a lower claims frequency and severity compared to last year.

The calendar year loss ratio for the years ended December 31, 2021, 2020, and 2019 includes an increase of $6.0 million, or  5.7%, a decrease of $3.9 million, or 2.6%, and a decrease of $1.2 million, or 0.6%, respectively, related to reserve development on prior accident years.  Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.7 points from 40.5% for 2020 to 41.2% for 2021.  The increase in the expense ratio is primarily due to a reduction in earned premiums partially offset by a reduction in commission expense.

The expense ratio increased 1.7 points from 38.8% for 2019 to 40.5% for 2020 primarily due to a reduction in net earned premiums partially offset by a reduction in commission expense.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Exited Lines’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 3.0 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2021	2020	Change	2020	2019	Change
Gross investment income (1)	$39,662	$31,487	26.0%	$31,487	$45,267	(30.4%)
Investment expenses	(2,642)	(3,095)	(14.6%)	(3,095)	(3,215)	(3.7%)
Net investment income	$37,020	$28,392	30.4%	$28,392	$42,052	(32.5%)

(1)	Excludes realized gains and losses

Gross investment income for 2021 increased by 26.0% and net investment income for 2021 increased by 30.4% compared to 2020. The increase was primarily due to increased returns from alternative investments offset by a decrease in yield within the fixed maturities portfolio.  Gross investment income for 2020 decreased by 30.4% and net investment income for 2020 decreased by 32.5% compared to 2019.  The decrease was primarily due to decreased returns from alternative investments, a decrease in yield within the fixed maturities portfolio, and a decrease in dividend income related to equity securities.

At December 31, 2021, the Company held agency mortgage-backed securities with a market value of $148.6 million.  Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.3 years as of December 31, 2021, compared with 4.8 years as of December 31, 2020.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 3.1 years as of December 31, 2021, compared to 4.4 years as of December 31, 2020.  Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration.  At December 31, 2021, the Company’s embedded book yield on its fixed maturities, not including cash, was 2.2% compared with 2.3% at December 31, 2020.  The embedded book yield on the $54.6 million of taxable municipal bonds in the Company’s portfolio was 2.8% at December 31, 2021, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $61.2 million at December 31, 2020.

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

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Equity securities	$13,440	$(15,250)	$33,993
Fixed maturities	342	23,604	7,956
Derivatives	2,105	(22,256)	(4,710)
Other-than-temporary impairment losses	—	(760)	(1,897)
Net realized investment gains (losses)	$15,887	$(14,662)	$35,342

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2021, 2020, and 2019.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $27.2 million, $42.0 million, and $18.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.  Corporate expenses in 2020 were higher primarily due to incurring $10.0 million advisory fees and additional legal and professional fees related to the redomestication.  Corporate expenses in 2021 included $4.8 million in asset impairments of goodwill and intangibles, lease right of use assets, and software related to the sale of the renewal rights related to the Company’s manufactured and dwelling homes products in 2021. See Note 3 and Note 16 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s manufactured and dwelling homes products and the redomestication fee, respectively.

Interest Expense

Interest expense was $10.5 million, $15.8 million, and $20.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.  The reduction in 2021 and 2020 as compared to 2019 is primarily due to the redemption of the Company’s 7.75% Subordinated Notes due in 2045 and the repayment of the margin borrowing facility in August, 2020.

See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax expense was $3.4 million for the year ended December 31, 2021 compared with income tax benefit of $8.1 million for the year ended December 31, 2020.  The difference between 2021 and 2020 is due to the increase in net income at Global Indemnity Group, LLC which is treated as a partnership for tax.

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

Net Income (Loss)

The factors described above resulted in a net income of $29.4 million, net loss of $21.0 million, and a net income of $70.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Global Indemnity Group, LLC’s short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distribution payments to shareholders, and share repurchases.  The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  See the contractual obligation table below for additional information on these commitments.

In order to meet their short-term and long-term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

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

In 2021, the U.S. insurance companies did not declare or pay a dividend.  See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2022.

Surplus Levels

Global Indemnity’s insurance companies are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis.  Policyholders’ surplus is calculated by subtracting total liabilities from total assets.  The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer’s assets and liabilities and mix of net written premiums.  Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action.  Based on the standards currently adopted, the policyholders’ surplus of each of the insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the dividend / distribution policy, funds may also be used in the future to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commission, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by operating activities in 2021, 2020, and 2019 was $90.8 million, $32.7 million and $32.4 million, respectively.

In 2021, the increase in operating cash flows of approximately $58.1 million from the prior year was primarily a net result of the following items:

	2021	2020	Change
Net premiums collected	$599,870	$552,692	$47,178
Net losses paid	(299,027)	(308,341)	9,314
Underwriting and corporate expenses	(241,017)	(241,906)	889
Net investment income	41,367	36,002	5,365
Net federal income taxes recovered (paid)	(54)	10,825	(10,879)
Interest paid	(10,340)	(16,602)	6,262
Net cash provided by operating activities	$90,799	$32,670	$58,129

In 2020, the increase in operating cash flows of approximately $0.3 million from the prior year was primarily a net result of the following items:

	2020	2019	Change
Net premiums collected	$552,692	$531,637	$21,055
Net losses paid	(308,341)	(298,788)	(9,553)
Underwriting and corporate expenses	(241,906)	(229,645)	(12,261)
Net investment income	36,002	48,964	(12,962)
Net federal income taxes recovered (paid)	10,825	(81)	10,906
Interest paid	(16,602)	(19,711)	3,109
Net cash provided by operating activities	$32,670	$32,376	$294

See the consolidated statements of cash flows in the consolidated financial statements in Item 8 of Part II of this report for details concerning the Company’s investing and financing activities.

Liquidity

Currently, the Company believes each of its insurance companies maintains sufficient liquidity to pay claims through cash generated by operations and liquid investments.  The holding companies also maintain sufficient liquidity to meet their obligations. The Company monitors its investment portfolios to assure liability and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy.  The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments.  With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality.  The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations.  The fixed income portfolio currently has a duration of 3.0 years.

As of December 31, 2021, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The Company has access to various capital sources including dividends from insurance subsidiaries, invested assets in its non-U.S. subsidiaries, and access to the debt and equity capital markets.  The Company believes it has sufficient liquidity to meet its capital needs.  See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity.  However, the Company’s future capital requirements depend on many factors, including the amount of premium it writes, the amount of loss reserves by lines of business, and catastrophe exposure. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company.  If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

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

Distributions

Global Indemnity has adopted a distribution program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly distribution, Global Indemnity Group, LLC currently anticipates a distribution rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2021, there are currently 14,504,299 shares outstanding.

During 2021, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2021, June 21, 2021, September 23, 2021, and December 20, 2021.  Distributions paid to common shareholders were $14.4 million during the year ended December 31, 2021.   In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2021.

During 2020, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2020 and June 23, 2020 and approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on September 25, 2020 and December 24, 2020.  Dividends / distributions paid to common shareholders were $14.3 million during the year ended December 31, 2020.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2020.

During 2019, the Board of Directors approved a dividend payment of $0.25 per common share to all shareholders of record on the close of business on March 22, 2019, June 21, 2019, September 26, 2019, and December 24, 2019.  Dividends paid to common shareholders were $14.2 million during the year ended December 31, 2019.

Sale of Renewal Rights Related to Manufactured & Dwelling Homes Products

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”).  Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021.  The Company will also retain the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve.   The Company currently leases office space in Scottsdale, Arizona.  As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space.  Currently, the Company intends to exercise the early termination clause in their Scottsdale, Arizona lease.  If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2.  If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff.  American Reliable plans to cease writing manufactured home and dwelling insurance in Florida and Louisiana as soon as possible.  American Family is assuming 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida and Louisiana

In addition, effective November 30, 2021, the Company and American Family reached an agreement where American Family agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies comprising the manufactured and dwelling homes business lines noted above that were in force as of November 30, 2021. The approximate amount of the unearned premium reserves at November 30, 2021 was $33.8 million.  The Company will receive a forty percent (40%) ceding commission which includes a provision for a four percent (4%) claims administration fee to be paid by the Company directly to K2 Claims.

Redemption of Debt

On March 10, 2022, the Company notified the Trustee of the 2047 Notes that it has elected to redeem the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including, the Redemption Date of April 15, 2022.  GBLI anticipates that funds to redeem the debt will be obtained through the sale of the Company’s equity portfolio in the amount of $76 million, $10 million in dividends from United National and Penn-America, $10 to $15 million from its subsidiary, GBLI Holdings, LLC, and the remainder from distributions received from a private equity investment.

Intercompany Pooling Arrangement

Global Indemnity’s U.S. insurance companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies.

Trust accounts

Global Indemnity Reinsurance also has established trust accounts to collateralize exposure it has to certain third-party ceding companies. As a result of the redomestication, Penn-Patriot Insurance Company now holds these trust accounts.  The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed.  The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

Capital Resources

Intercompany Loan

On August 28, 2020, Global Indemnity Investments, Inc. entered into a promissory note with Global Indemnity Group, LLC for the principal amount of $11.3 million.  This note was issued in conjunction with Global Indemnity Investment Inc.’s purchase of limited liability partnership interests from Global Indemnity Group, LLC.  The note bears interest at a rate of 1.47% and is due on August 28, 2030.  This loan was fully repaid at December 31, 2021.

On December 15, 2021, Global Indemnity Investments, Inc. entered into a $10.0 million discretionary line of credit demand note with Global Indemnity Group, LLC, as borrower. Each advance outstanding under this note will bear interest at an annual interest rate equal to the short-term applicable federal rate in effect at the time the advance was granted and will reset once a month.  The outstanding principal amount of each advance shall be payable on the last day of the applicable interest period of such advance and on demand.  The outstanding balance on the note was $2.8 million at December 31, 2021.

Intercompany Dividends

In February, 2022, American Reliable Insurance Company received approval from the department of insurance in Arizona for an extraordinary dividend in the amount of $22.5 million.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

Margin Borrowing Facility

As of December 31, 2021, the Company had available a margin borrowing facility.  The Company did not have any amounts outstanding on the margin borrowing facility as of December 31, 2021 and 2020. The borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 0.8% at December 31, 2021 and 2020.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral.  The Company did not have any securities that were deposited as collateral at December 31, 2021 or 2020. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Derivative Instruments

The Company entered into derivative instruments related to interest rate swaps.  Due to fluctuations in interest rates, the Company paid $2.7 million and $20.5 million in connection with these derivative instruments for the years ended December 31, 2021 and 2020, respectively.

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

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of December 31, 2021.

	December 31,
	2021	2020
(Dollars in thousands)
Intercompany note receivable	$—	$11,283
Intercompany receivables	1,079	57
Investments	246,863	250,863
Total assets excluding investment in subsidiaries	308,541	324,229
Intercompany note payable	2,800	—
Intercompany payables	15,567	5,515
Total liabilities	165,711	158,423

The following table presents the summarized statement of operations information for the year ended December 31, 2021.

(Dollars in thousands)
Total revenue	$23,805
Intercompany interest income	64
Intercompany interest expense	1
Loss before income taxes (1)	(11,917)
Net loss (1)	(5,954)

(1)	Excludes equity in the earnings of a subsidiary

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  As of December 31, 2021, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$19,738	$2,661	$5,623	$5,950	$5,504
Commitments to fund limited liability investments (2)	31,214	31,214	—	—	—
Subordinated notes due 2047 (3)	391,057	10,238	20,475	20,475	339,869
Unpaid losses and loss adjustment expenses obligations (4)	759,904	325,239	250,768	108,667	75,230
Total	$1,201,913	$369,352	$276,866	$135,092	$420,603

(1)	The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
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

As of December 31, 2021, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value		%
(200)	$1,276,286	$74,420	6.2%
(100)	1,243,669	41,803	3.5%
No change	1,201,866	—	—
100	1,159,670	(42,196)	(3.5%)
200	1,117,460	(84,406)	(7.0%)

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

As of December 31, 2021, the table below illustrates the sensitivity of market value of the Company’s interest rate swaps as well as the impact on the consolidated statements of operation to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)
Basis Point Change	Market Value	Change in Market Value and Impact to Consolidated Statements of Operations
(200)	$(15,578)	$(7,183)
(100)	(11,942)	(3,547)
No change	(8,395)	—
100	(4,935)	3,460
200	(1,560)	6,835

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2021, the Company had approximately $35.3 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2021, approximately $19.1 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $16.1 million were rated below investment grade. As of December 31, 2020, the Company had approximately $49.5 million worth of investment exposure to subprime and Alt-A investments.  As of December 31, 2020, approximately $34.1 million of those investments have been rated BBB- to AAA by Standard & Poor’s and $15.4 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2021 or 2020.

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

Equity Price Risk

Starting in December 2021, the strategy for the Company’s equity portfolio was to invest in companies with stable dividends.  The strategy also generates long-term capital appreciation through a combination of market upside participation and downside protection.  At December 31, 2021, the Company’s investment related to this strategy totaled $75.8 million and consisted of common stocks.

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

As of December 31, 2021, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices.  The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(20%)	$60,600	(2.1%)
(10%)	68,175	(1.1%)
No change	75,750	—
10%	83,325	1.1%
20%	90,900	2.1%

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

At December 31, 2021, the Company’s liability for unpaid losses and loss adjustment expenses was $760 million, of which a significant portion represents incurred but not reported reserves. As described in Note 4 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate loss and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. In particular, the Company’s long-tail reserve categories (such as general liability, construction defect and environmental exposures) are influenced by factors that are subject to significant variation over a long period of time or have high potential severities within the selection and weighting of actuarial methods and assumptions. Assumptions fundamental to the reserving process include claims frequency and severity as well as the review of historical payment and claim reporting patterns.

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

Philadelphia, Pennsylvania

March 16, 2022

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2021	December 31, 2020
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,193,746 and $1,149,009; net of allowance for expected credit losses of: $0 at December 31, 2021 and 2020)	$1,201,866	$1,191,186
Equity securities, at fair value	99,978	98,990
Other invested assets	152,651	97,018
Total investments	1,454,495	1,387,194
Cash and cash equivalents	78,278	67,359
Premium receivables, net of allowance for expected credit losses of $2,996 and $2,900 at December 31, 2021 and 2020, respectively	128,444	109,431
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at December 31, 2021 and 2020	99,864	88,708
Funds held by ceding insurers	27,958	45,480
Deferred federal income taxes	37,329	34,265
Deferred acquisition costs	60,331	65,195
Intangible assets	20,261	20,962
Goodwill	5,398	6,521
Prepaid reinsurance premiums	53,494	12,881
Lease right of use assets	16,051	21,077
Other assets	30,906	45,835
Total assets	$2,012,809	$1,904,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$759,904	$662,811
Unearned premiums	316,566	291,495
Ceded balances payable	35,340	8,943
Payable for securities purchased	794	4,667
Contingent commissions	7,903	10,832
Debt	126,430	126,288
Lease liabilities	19,079	22,950
Other liabilities	40,172	58,598
Total liabilities	1,306,188	1,186,584
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,574,589 and 10,263,722, respectively; class A common shares outstanding: 10,557,093 and 10,263,722, respectively; class B common shares issued and outstanding: 3,947,206 and 4,133,366, respectively	—	—
Additional paid-in capital	447,406	445,051
Accumulated other comprehensive income, net of tax	6,404	34,308
Retained earnings	249,301	234,965
Class A common shares in treasury, at cost: 17,496 and 0 shares, respectively	(490)	—
Total shareholders’ equity	706,621	718,324
Total liabilities and shareholders’ equity	$2,012,809	$1,904,908

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Gross written premiums	$682,122	$606,603	$636,861
Net written premiums	$580,068	$548,167	$562,089
Net earned premiums	$595,610	$567,699	$525,262
Net investment income	37,020	28,392	42,052
Net realized investment gains (losses)	15,887	(14,662)	35,342
Other income	29,751	2,118	1,816
Total revenues	678,268	583,547	604,472
Losses and Expenses:
Net losses and loss adjustment expenses	384,964	336,201	275,402
Acquisition costs and other underwriting expenses	222,841	215,607	208,403
Corporate and other operating expenses	27,179	41,998	18,888
Interest expense	10,481	15,792	20,022
Loss on extinguishment of debt	—	3,060	—
Income (loss) before income taxes	32,803	(29,111)	81,757
Income tax expense (benefit)	3,449	(8,105)	11,742
Net income (loss)	29,354	(21,006)	70,015
Less: preferred stock distributions	440	152	—
Net income (loss) available to common shareholders	$28,914	$(21,158)	$70,015
Per share data:
Net income (loss) available to common shareholders (1)
Basic	$2.00	$(1.48)	$4.93
Diluted	$1.97	$(1.48)	$4.88
Weighted-average number of shares outstanding
Basic	14,426,739	14,291,265	14,191,756
Diluted	14,664,330	14,291,265	14,334,706
Cash dividends/distributions declared per common share	$1.00	$1.00	$1.00

(1)	For the year ended December 31, 2020, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$29,354	$(21,006)	$70,015
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(27,384)	33,334	43,980
Portion of other than temporary impairment losses recognized in other comprehensive income (loss)	—	—	(5)
Reclassification adjustment for gains included in net income (loss)	(278)	(17,794)	(5,437)
Unrealized foreign currency translation gains (losses)	(242)	1,159	302
Other comprehensive income (loss), net of tax	(27,904)	16,699	38,840
Comprehensive income (loss), net of tax	$1,450	$(4,307)	$108,855

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2021	2020	2019
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning of period	4000	—	—
Preferred shares issued	—	4,000	—
Number at end of period	4,000	4,000	—
Number of class A common shares issued:
Number at beginning of period	10,263,722	10,282,277	10,171,954
Common shares issued / (forfeited) under share incentive plans	41,508	(6,576)	43,404
Common shares issued to directors	83,199	108,521	66,919
Reduction in treasury shares due to redomestication	—	(120,500)	—
Share conversion	186,160	—	—
Number at end of period	10,574,589	10,263,722	10,282,277
Number of class B common shares issued:
Number at beginning and end of period	4,133,366	4,133,366	4,133,366
Share conversion	(186,160)	—	—
Number at end of period	3,947,206	4,133,366	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Balance at beginning of period	$4,000	$—	$—
Preferred shares issued	—	4,000	—
Balance at end of period	$4,000	$4,000	$—
Par value of class A common shares:
Balance at beginning of period	$—	$1	$1
Reduction in par due to redomestication	—	(1)	—
Balance at end of period	$—	$—	$1
Par value of class B common shares:
Balance at beginning of period	$—	$1	$1
Reduction in par due to redomestication	—	(1)	—
Balance at end of period	$—	$—	$1
Additional paid-in capital:
Balance at beginning of period	$445,051	$442,403	$438,182
Reduction in treasury shares due to redomestication	—	(4,126)	—
Share compensation plans	2,355	6,774	4,221
Balance at end of period	$447,406	$445,051	$442,403
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$34,308	$17,609	$(21,231)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(27,662)	15,540	38,543
Change in other than temporary impairment losses recognized in other comprehensive income (loss)	—	—	(5)
Unrealized foreign currency translation gains (losses)	(242)	1,159	302
Other comprehensive income (loss)	(27,904)	16,699	38,840
Balance at end of period	$6,404	$34,308	$17,609
Retained earnings:
Balance at beginning of period	$234,965	$270,768	$215,132
Cumulative effect adjustment resulting from adoption of new accounting guidance	—	—	(5)
Net income (loss)	29,354	(21,006)	70,015
Preferred share distributions	(440)	(152)	—
Dividends / distributions to shareholders	(14,578)	(14,645)	(14,374)
Balance at end of period	$249,301	$234,965	$270,768
Number of treasury shares:
Number at beginning of period	—	115,221	76,642
Class A common shares purchased	17,318	5,120	27,028
Retirement of treasury shares	—	159	11,551
Forfeited shares	178	—	—
Reduction in treasury shares due to redomestication	—	(120,500)	—
Number at end of period	17,496	—	115,221
Treasury shares, at cost:
Balance at beginning of period	$—	$(3,973)	$(3,026)
Class A common shares purchased, at cost	(490)	(153)	(947)
Reduction in treasury shares due to redomestication	—	4,126	—
Balance at end of period	$(490)	$—	$(3,973)
Total shareholders’ equity	$706,621	$718,324	$726,809

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$29,354	$(21,006)	$70,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	10,414	7,027	7,103
Amortization of debt issuance costs	142	217	264
Gross proceeds from sale of renewal rights related to manufactured and dwelling home business products	(28,000)	—	—
Impairment loss on right of use lease assets	1,515	—	—
Impairment loss on software	2,000	—	—
Impairment loss on goodwill and intangible assets	1,295	—	—
Restricted stock and stock option expense	2,355	6,774	4,221
Deferred federal income taxes	3,395	(8,268)	11,783
Amortization of bond premium and discount, net	6,509	6,957	4,887
Net realized investment (gains) losses	(15,887)	14,662	(35,342)
Loss on extinguishment of debt	—	3,060	—
Income (loss) from equity method investments, net of distributions	(2,716)	6,346	—
Changes in:
Premium receivables, net	(19,013)	8,604	(30,356)
Reinsurance receivables, net	(11,156)	(4,770)	30,480
Funds held by ceding insurers	17,216	4,294	928
Unpaid losses and loss adjustment expenses	97,093	32,630	(49,850)
Unearned premiums	25,071	(23,366)	32,949
Ceded balances payable	26,397	(11,461)	5,410
Other assets and liabilities	(16,507)	(8,240)	(16,162)
Contingent commissions	(2,929)	(1,096)	1,292
Federal income tax receivable/payable	—	10,989	(123)
Deferred acquisition costs	4,864	5,482	(9,001)
Prepaid reinsurance premiums	(40,613)	3,835	3,878
Net cash provided by operating activities	90,799	32,670	32,376
Cash flows from investing activities:
Proceeds from sale of fixed maturities	1,065,398	791,554	977,321
Proceeds from sale of equity securities	54,691	604,772	260,891
Proceeds from maturity of fixed maturities	87,057	119,326	180,546
Proceeds from maturity of preferred stock	666	—	—
Proceeds from other invested assets	17,082	4,211	16,757
Amounts received (paid) in connection with derivatives	2,723	(20,456)	(7,654)
Purchases of fixed maturities	(1,207,231)	(808,618)	(1,129,567)
Purchases of equity securities	(42,905)	(455,907)	(365,255)
Purchases of other invested assets	(70,000)	(60,297)	(13,283)
Gross proceeds from sale of renewal rights related to manufactured and dwelling home business products	28,000	—	—
Net cash provided by (used for) investing activities	(64,519)	174,585	(80,244)
Cash flows from financing activities:
Net borrowings (repayments) under margin borrowing facility	—	(73,629)	7,811
Dividends / distributions paid to common shareholders	(14,431)	(14,252)	(14,222)
Distributions paid to preferred shareholders	(440)	(133)	—
Issuance of series A cumulative fixed rate preferred shares	—	4,000	—
Purchases of class A common shares	(490)	(153)	(947)
Redemption of subordinated notes	—	(100,000)	—
Net cash used for financing activities	(15,361)	(184,167)	(7,358)
Net change in cash and cash equivalents	10,919	23,088	(55,226)
Cash and cash equivalents at beginning of period	67,359	44,271	99,497
Cash and cash equivalents at end of period	$78,278	$67,359	$44,271

See accompanying notes to consolidated financial statements.

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  This transaction resulted in the redomestication of the Company and its Bermuda subsidiary, Global Indemnity Reinsurance to the United States.  As of December 31, 2021, Global Indemnity Group, LLC’s class A common shares were publicly traded on the NASDAQ Global Select Market under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 below for additional information regarding the redomestication.

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the exited lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment.  Accordingly, the Company will have four reportable segments: Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the years ended December 31, 2020 and 2019 have been revised to reflect these changes.  See Note 22 for additional information regarding segments.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes binding authority, program, brokerage and reinsurance.  The insurance companies are managed through four business segments:  Commercial Specialty, Farm, Ranch & Stable, Reinsurance Operations, and Exited Lines.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3)Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents.  The Company has also created three start-up business lines which will distributes professional, environmental, and excess casualty products.  These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority.  Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. Prior to the redomestication transactions, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance.  As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot, with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries.  Exited Lines represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, and property and catastrophe reinsurance treaties.

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

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

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

On August 27, 2020, Global Indemnity Group, LLC issued 4,000 series A cumulative fixed rate preferred interests.  Following the Effective Time, all of the issued and outstanding series A fixed rate preferred interests were unaffected by the Scheme of Arrangement.  See Note 15 for additional information regarding the issuance of these preferred interests.  The issuance of series A preferred interests was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The series A preferred interests are not convertible into or exchangeable for any other securities or property of Global Indemnity Group, LLC.

3.Sale of Renewal Rights Related to Manufactured & Dwelling Homes Products

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”).  Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021.   The Company will also retain the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve.  The Company currently leases office space in Scottsdale, Arizona.  As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space.  Currently, the Company intends to exercise the early termination clause in their Scottsdale, Arizona lease.  If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2.  If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff.  American Reliable intends to commence the non-renewal of manufactured home insurance in Florida beginning on March 11, 2022, for policies expiring on or after July 10, 2022.  American Reliable and United National began non-renewing manufactured home and dwelling insurance in Louisiana on or about January 31, 2022, for policies renewing on or after March 7, 2022.  American Family is assuming 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida.  The Company is also retaining risk for business previously placed in runoff and policies in Louisiana.

The gross proceeds from this sale of $28.0 million are included in other income on the Company’s consolidated statements of operations.  In addition, the Company also recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $1.1 million, $0.2 million, $2.0 million, and $1.5 million, respectively.  The impairments are included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2021. See Note 8 for additional information on the impairment of goodwill and intangible assets and Note 14 for additional information on impairment of leases.

In addition, effective November 30, 2021, the Company and American Family reached an agreement where American Family agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies comprising the manufactured and dwelling homes business lines noted above that were in force as of November 30, 2021. The approximate amount of the unearned premium reserves at November 30, 2021 was $33.8 million.  The Company will receive a forty percent (40%) ceding commission which includes a provision for a four percent (4%) claims administration fee to be paid by the Company directly to K2 Claims.

4.	Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, which are classified as available for sale, and equity securities are carried at their fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair values of the Company's fixed maturities and equity securities are determined on the basis of quoted market prices where available.  If quoted market prices are not available, the Company uses third-party pricing services to assist in determining fair value.  In many instances, these services examine the pricing of similar instruments to estimate fair value.  The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities.  In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures.  The difference between amortized cost and fair value of the Company’s fixed maturity portfolio, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income in shareholders’ equity and, accordingly, has no effect on net income (loss) other than for the credit loss component of impairments and losses recognized as a result of the intent to sell.  Equity securities are measured at fair value with the changes in fair value recognized in net income (loss).

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

The Company’s investments in other invested assets were valued at $152.7 million and $97.0 million as of December 31, 2021 and 2020, respectively.  These amounts relate to investments in limited partnerships and limited liability companies whose carrying value approximates fair value.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $5.2 million and $5.7 million as of December 31, 2021 and 2020, respectively.

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

At December 31, 2021 and 2020, the Company had approximately $65.4 million and $58.0 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivables

The Company evaluates the collectability of premium receivables based on a combination of factors.  In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible.  For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $3.0 million and $2.9 million as of December 31, 2021 and 2020, respectively.

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

See Note 8 for additional information on goodwill and intangible assets as well as the results of qualitative impairment assessments performed.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers.  Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables.  An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made.  The allowance for expected credit losses was $9.0 million as of December 31, 2021 and 2020.

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

Deferred Acquisition Costs

The costs of acquiring new and renewal insurance and reinsurance contracts primarily include commissions, premium taxes and certain other costs that are directly related to the successful acquisition of new and renewal insurance and reinsurance contracts.  The excess of the Company’s costs of acquiring new and renewal insurance and reinsurance contracts over the related ceding commissions earned from reinsurers is capitalized as deferred acquisition costs and amortized over the period in which the related premiums are earned.

The amortization of deferred acquisition costs for the years ended December 31, 2021, 2020, and 2019 was $144.9 million, $140.9 million, and $132.3 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income.  This evaluation is done at a distribution and product line level in Insurance Operations and Exited Lines and at a treaty level in Reinsurance Operations.  Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs.  No premium deficiency reserve existed as of December 31, 2021 or 2020.

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

Subordinated Notes

The carrying amounts reported in the balance sheet represent the outstanding balances, net of deferred issuance cost.  See Note 13 for details.

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

Contingent Commissions

Certain professional general agencies of GBLI are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds.  Similarly, in some circumstances, companies that cede business to the Reinsurance Operations are paid profit commissions based on the profitability of the ceded portfolio.  These commissions are charged to other underwriting expenses when incurred.

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance.  See Note 18 for details.

Earnings per Share

Basic earnings per share have been calculated by dividing net income (loss) available to common shareholders by the weighted-average common shares outstanding.  In periods of net income, diluted earnings per share have been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards.  In periods of net loss, diluted earnings per share is the same as basic earnings per share.  See Note 20 for details.

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business.  At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent.  The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period.  Financial liabilities, if any, are generally adjusted within the reserving process.  However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period.  Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $0.5 million, $0.1 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Rental income derived from subleases are recognized on a straight-line basis over the operating lease term.

Other Income

Other income is primarily comprised of fee income, foreign exchange gains and losses, and gain on sale of the renewal rights related to the Company’s manufactured and dwelling homes products.
5.	Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2021 and 2020:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Fixed maturities:
U.S. treasuries	$149,934	$—	$603	$(419)	$150,118
Agency obligations	5,697	—	1	(68)	5,630
Obligations of states and political subdivisions	53,637	—	1,385	(301)	54,721
Mortgage-backed securities	250,007	—	2,618	(2,284)	250,341
Asset-backed securities	172,916	—	700	(974)	172,642
Commercial mortgage-backed securities	135,017	—	2,503	(627)	136,893
Corporate bonds	288,866	—	5,571	(2,054)	292,383
Foreign corporate bonds	137,672	—	2,370	(904)	139,138
Total fixed maturities	$1,193,746	$—	$15,751	$(7,631)	$1,201,866

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020
Fixed maturities:
U.S. treasuries	$195,444	$—	$3,125	$(1,089)	$197,480
Obligations of states and political subdivisions	58,140	—	3,170	(67)	61,243
Mortgage-backed securities	351,453	—	7,876	(551)	358,778
Asset-backed securities	116,349	—	1,890	(646)	117,593
Commercial mortgage-backed securities	105,509	—	6,094	(644)	110,959
Corporate bonds	223,387	—	17,703	(373)	240,717
Foreign corporate bonds	98,727	—	5,716	(27)	104,416
Total fixed maturities	$1,149,009	$—	$45,574	$(3,397)	$1,191,186

As of December 31, 2021 and 2020, the Company’s investments in equity securities consist of the following:

	December 31,
(Dollars in thousands)	2021	2020
Common stock	$75,987	$60,379
Preferred stock	23,991	11,683
Index funds that invest in fixed maturities	—	26,928
Total	$99,978	$98,990

Excluding U.S. treasuries, mortgage pools, index funds, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 1.9% of shareholders' equity at December 31, 2021 and 2020, respectively.  As of December 31, 2021 and 2020, the Company held mortgage pools that totaled 1.2% and 3.9% of shareholders’ equity, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2021, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$50,203	$50,544
Due in one year through five years	362,544	366,276
Due in five years through ten years	175,364	176,777
Due in ten years through fifteen years	14,750	14,867
Due after fifteen years	32,945	33,526
Mortgage-backed securities	250,007	250,341
Asset-backed securities	172,916	172,642
Commercial mortgage-backed securities	135,017	136,893
Total	$1,193,746	$1,201,866

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2021.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 7.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$114,894	$(390)	$970	$(29)	$115,864	$(419)
Agency obligations	5,380	(68)	—	—	5,380	(68)
Obligations of states and political subdivisions	13,346	(301)	—	—	13,346	(301)
Mortgage-backed securities	143,674	(2,222)	3,009	(62)	146,683	(2,284)
Asset-backed securities	102,309	(703)	10,662	(271)	112,971	(974)
Commercial mortgage-backed securities	50,448	(466)	1,286	(161)	51,734	(627)
Corporate bonds	129,146	(1,954)	2,633	(100)	131,779	(2,054)
Foreign corporate bonds	67,915	(893)	412	(11)	68,327	(904)
Total fixed maturities	$627,112	$(6,997)	$18,972	$(634)	$646,084	$(7,631)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2020.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 7.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2021 concluded the unrealized losses discussed above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery.  The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of December 31, 2021, gross unrealized losses related to U.S. treasuries were $0.419 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Agency obligations – As of December 31, 2021, gross unrealized losses related to agency obligations were $0.068 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on agency obligations during the period.

Obligations of states and political subdivisions – As of December 31, 2021, gross unrealized losses related to obligations of states and political subdivisions were $0.301 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2021, gross unrealized losses related to mortgage-backed securities were $2.284 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2021, gross unrealized losses related to asset backed securities were $0.974 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 32.4.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2021, gross unrealized losses related to the CMBS portfolio were $0.627 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 40.4.  This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2021, gross unrealized losses related to corporate bonds were $2.054 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2021, gross unrealized losses related to foreign bonds were $0.904 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the years ended December 31, 2021 , 2020 and 2019 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities:
OTTI losses, gross	$—	$—	$(1,897)
Impairment related to intent to sell	—	(760)	—
Total	$—	$(760)	$(1,897)

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income, net of tax, as of December 31, 2021 and 2020 was as follows:

	December 31,
(Dollars in thousands)	2021	2020
Net unrealized gains (losses) from:
Fixed maturities	$8,120	$42,177
Foreign currency fluctuations	(145)	161
Deferred taxes	(1,571)	(8,030)
Accumulated other comprehensive income, net of tax	$6,404	$34,308

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income (loss) before reclassification, before tax	(33,715)	(306)	(34,021)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(342)	—	(342)
Other comprehensive income (loss), before tax	(34,057)	(306)	(34,363)
Income tax benefit (expense)	6,395	64	6,459
Ending balance, net of tax	$6,519	$(115)	$6,404

Year Ended December 31, 2020 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$18,641	$(1,032)	$17,609
Other comprehensive income (loss) before reclassification, before tax	43,430	1,193	44,623
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(22,844)	—	(22,844)
Other comprehensive income (loss), before tax	20,586	1,193	21,779
Income tax benefit (expense)	(5,046)	(34)	(5,080)
Ending balance, net of tax	$34,181	$127	$34,308

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2021	2020
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(342)	$(23,604)
	Other than temporary impairment losses on investments	—	760
	Total before tax	(342)	(22,844)
	Income tax expense (benefit)	64	5,050
	Unrealized gains and losses on available for sale securities, net of tax	(278)	(17,794)
Foreign currency items	Other net realized investment (gains) losses	—	—
	Income tax expense	—	—
	Foreign currency items, net of tax	—	—
Total reclassifications	Total reclassifications, net of tax	$(278)	$(17,794)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities:
Gross realized gains	$11,390	$28,381	$9,675
Gross realized losses	(11,048)	(5,537)	(3,616)
Net realized gains (losses)	342	22,844	6,059
Equity Securities:
Gross realized gains	15,350	16,997	40,730
Gross realized losses	(1,910)	(32,247)	(6,737)
Net realized gains (losses)	13,440	(15,250)	33,993
Derivatives:
Gross realized gains	8,035	19,460	3,518
Gross realized losses	(5,930)	(41,716)	(8,228)
Net realized gains (losses) (1)	2,105	(22,256)	(4,710)
Total net realized investment gains (losses)	$15,887	$(14,662)	$35,342

(1)	Includes periodic net interest settlements related to the derivatives of $5.6 million, $4.5 million, and $1.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net gains (losses) recognized during the period on equity securities	$13,440	$(15,250)	$33,993
Less: net gains (losses) recognized during the period on equity securities sold during the period	4,058	(103)	10,846
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$9,382	$(15,147)	$23,147

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities	$1,065,398	$791,554	$977,321
Equity securities	54,691	604,772	260,891

Net Investment Income

The sources of net investment income for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fixed maturities	$25,751	$31,987	$36,673
Equity securities	2,692	4,944	7,006
Cash and cash equivalents	363	784	1,510
Other invested assets	10,856	(6,228)	78
Total investment income	39,662	31,487	45,267
Investment expense	(2,642)	(3,095)	(3,215)
Net investment income	$37,020	$28,392	$42,052

As of December 31, 2021 and 2020, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net investment income	$37,020	$28,392	$42,052
Net realized investment gains (losses)	15,887	(14,662)	35,342
Change in unrealized holding gains (losses)	(34,363)	21,779	44,568
Net realized and unrealized investment returns	(18,476)	7,117	79,910
Total investment return	$18,544	$35,509	$121,962
Total investment return %	1.2%	2.3%	7.8%
Average investment portfolio	$1,490,933	$1,528,425	$1,558,565

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2021, the Company held insurance enhanced bonds with a market value of approximately $27.7 million, which represented 1.8% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The insurance enhanced bonds are comprised of $13.1 million of municipal bonds, $6.8 million of commercial mortgage-backed securities, and $7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $27.7 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($2.7 million), Assured Guaranty Corporation ($8.6 million), Federal Home Loan Mortgage Corporation ($14.5 million), and Ambac Financial Group ($1.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2021.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trusts.  The fair values were as follows as of December 31, 2021 and 2020:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2021	December 31, 2020
On deposit with governmental authorities	$26,093	$26,966
Held in trust pursuant to third-party requirements	119,513	100,234
Letter of credit held for third-party requirements	2,512	3,970
Securities held as collateral	—	494
Total	$148,118	$131,664

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $8.6 million and $10.8 million as of December 31, 2021 and 2020, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $22.8 million and $25.0 million as of December 31, 2021 and 2020, respectively. The carrying value of a second VIE that also invests in distressed securities and assets was $0.3 million and $15.7 million as of December 31, 2021 and 2020, respectively.  The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $17.3 million and $32.7 million as of December 31, 2021 and 2020, respectively. The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $11.7 million and $10.5 million as of December 31, 2021 and 2020, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $106.2 million and $60.0 million as of December 31, 2021 and 2020, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

6.	Derivative Instruments

Derivatives are used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes.  The Company has interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company has also used exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions.  When using derivatives, the Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the derivatives’ change in value.

The Company accounts for the interest rate swaps and futures as non-hedge instruments and recognizes the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains or losses in the consolidated statements of operations.  The Company is ultimately responsible for the valuation of the interest rate swaps.  To aid in determining the estimated fair value of the interest rate swaps, the Company relies on the forward interest rate curve and information obtained from a third-party financial institution.

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of December 31, 2021 and 2020:

(Dollars in thousands)		December 31, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(8,395)	$213,022	$(16,430)
Futures contracts on bonds (1)	Other assets/liabilities	—	—	28,996	—
Total (2)		$213,022	$(8,395)	$242,018	$(16,430)

(1)	Futures are settled daily such that their fair value is not reflected in the consolidated statements of financial position
(2)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2021, 2020, and 2019:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2021	2020	2019
Interest rate swap agreements	Net realized investment gains (losses)	$2,424	$(10,691)	$(7,449)
Futures contracts on bonds	Net realized investment gains (losses)	(319)	(2,576)	873
Futures contracts on equities	Net realized investment gains (losses)	—	(8,989)	1,866
		$2,105	$(22,256)	$(4,710)

As of December 31, 2021 and 2020, the Company is due $1.8 million and $2.8 million, respectively, for funds it needed to post to execute the swap transaction and $9.8 million and $17.5 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

As of December 31, 2021, the Company was not utilizing futures contracts. As of December 31, 2020, the Company posted initial margin of $0.5 million in securities for trading futures contracts with a mark-to-market receivable of less than $0.1 million.  Variation margin is included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2021	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$150,118	$—	$—	$150,118
Agency obligations	—	5,630	—	5,630
Obligations of states and political subdivisions	—	54,721	—	54,721
Mortgage-backed securities	—	250,341	—	250,341
Commercial mortgage-backed securities	—	136,893	—	136,893
Asset-backed securities	—	171,686	956	172,642
Corporate bonds	—	290,807	1,576	292,383
Foreign corporate bonds	—	139,138	—	139,138
Total fixed maturities	150,118	1,049,216	2,532	1,201,866
Equity securities	75,750	23,991	237	99,978
Total assets measured at fair value	$225,868	$1,073,207	$2,769	$1,301,844
Liabilities:
Derivative instruments	$—	$8,395	$—	$8,395
Total liabilities measured at fair value	$—	$8,395	$—	$8,395

As of December 31, 2020	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$197,480	$—	$—	$197,480
Obligations of states and political subdivisions	—	61,243	—	61,243
Mortgage-backed securities	—	358,778	—	358,778
Commercial mortgage-backed securities	—	110,959	—	110,959
Asset-backed securities	—	117,593	—	117,593
Corporate bonds	—	240,717	—	240,717
Foreign corporate bonds	—	104,416	—	104,416
Total fixed maturities	197,480	993,706	—	1,191,186
Equity securities	87,307	11,683	—	98,990
Total assets measured at fair value	$284,787	$1,005,389	$—	$1,290,176
Liabilities:
Derivative instruments	$—	$16,430	$—	$16,430
Total liabilities measured at fair value	$—	$16,430	$—	$16,430

The securities classified as Level 1 in the above table consist of U.S. Treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the above table consist primarily of fixed maturity securities and derivative instruments.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities.  Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.  The estimated fair value of the derivative instruments, consisting of interest rate swaps, is obtained from a third-party financial institution that utilizes observable inputs such as the forward interest rate curve.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Beginning balance	$—	$—	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(35)	—	—
Included in earnings attributable to the change in unrealized	60	—	—
Transfers into level 3	1,400	—	—
Transfers out of level 3	(1,815)	—	—
Amortization of bond premium and discount, net	1	—	—
Purchases	3,286	—	—
Sales	(128)	—	—
Ending balance	$2,769	—	—

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2021 and 2020 was as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$126,430	$129,238	$126,288	$132,008
Total	$126,430	$129,238	$126,288	$132,008

(1)	As of December 31, 2021 and 2020, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.6 million and $3.7 million, respectively.

The subordinated notes due 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$8,636	$14,214	$10,808	$14,214
Distressed Debt Fund, LP (2)	349	17,000	15,721	17,000
Mortgage Debt Fund, LP (3)	11,707	—	10,489	—
Credit Fund, LLC (4)	106,162	—	60,000	—
Global Debt Fund, LP (5)	25,797	—	—	—
Total	$152,651	$31,214	$97,018	$31,214

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

(4)

This limited liability company invests in a broad portfolio of non-investment grade loans, secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices.  The Company does have the ability to sell its interest by providing notice to the fund

(5)

This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets.  The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $10.0 million, ($6.2) million, and less than $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

During 2021 and 2020, the Company has not adjusted quotes or prices obtained from the pricing vendors.

8.Goodwill and Intangible Assets

Goodwill

As a result of acquisitions in 2015 and 2010, the Company has goodwill within the Commercial Specialty and Farm, Ranch & Stable segments.  The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.

Goodwill allocated to our specialty property business, which is part of the Exited Lines segment, was impaired due to the sale of the renewal rights related to the Company’s manufactured and dwelling homes products.  An impairment loss of $1.1 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2021.  Please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s manufactured and dwelling homes products. Impairment testing performed in 2020 related to Exited Lines did not result in an impairment of goodwill acquired.

Impairment testing performed in 2021 and 2020 related to Commercial Specialty and Farm, Ranch & Stable segments did not result in an impairment of goodwill acquired.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	Commercial Specialty	Farm, Ranch & Stable	Exited Lines	Total
Balance as of January 1, 2020 and December 31, 2020	$4,820	$578	$1,123	$6,521
Impairment	—	—	(1,123)	(1,123)
Balance as of December 31, 2021	$4,820	$578	$—	$5,398

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2021:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	—	10,000
Customer relationships	15 years	5,300	4,137	—	1,163
Agent relationships	10 years	900	630	172	98
Tradenames	7 years	600	600	—	—
		$25,800	$5,367	$172	$20,261

The following table presents details of the Company’s intangible assets as of December 31, 2020:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
Trademarks	Indefinite	$4,800	$—	$4,800
Tradenames	Indefinite	4,200	—	4,200
State insurance licenses	Indefinite	10,000	—	10,000
Customer relationships	15 years	5,300	3,784	1,516
Agent relationships	10 years	900	535	365
Tradenames	7 years	600	519	81
		$25,800	$4,838	$20,962

Amortization related to the Company’s definite lived intangible assets was $0.5 million for each of the years ended December 31, 2021, 2020, and 2019.  The weighted average amortization period for total definite lived intangible assets was 13.6 years.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2022	$386
2023	386
2024	386
2025	103

Intangible assets with indefinite lives

As of December 31, 2021 and 2020, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, $19.0 million. Impairment testing performed in 2021 and 2020 indicated that there was no impairment of these assets.

Intangible assets with definite lives

As of December 31, 2021 and 2020, definite lived intangible assets, net of accumulated amortization, were $1.3 million and $2.0 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.

Agent relationships with a net value of $0.2 million, within the Company’s Exited Lines segment, were impaired due to the sale of the renewal rights related to the Company’s manufactured and dwelling homes products.  This impairment loss of $0.2 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2021.  Please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s manufactured and dwelling homes products.

Other than the impairment of agent relationships due to the sale, there was no impairment of the intangible assets with definite lives in 2021 or 2020.

9.	Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$2,900	$2,754
Current period provision for expected credit losses	1,033	1,050
Write-offs	(937)	(904)
Ending balance	$2,996	$2,900

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	(71)	—
Write-offs	—	—
Recoveries of amounts previously written off	71	—
Ending balance	$8,992	$8,992

10.	Reinsurance

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

The Company had the following reinsurance balances as of December 31, 2021 and 2020:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Reinsurance receivables, net	$99,864	$88,708
Collateral securing reinsurance receivables	(9,855)	(4,984)
Reinsurance receivables, net of collateral	$90,009	$83,724
Allowance for expected credit losses	$8,992	$8,992
Prepaid reinsurance premiums	53,494	12,881

As of December 31, 2021, the Company had one aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer.  Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2021)
Munich Re America Corporation	$51,873	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2021:
Direct business	$584,467	$578,171
Reinsurance assumed	97,655	78,880
Reinsurance ceded	(102,054)	(61,441)
Net premiums	$580,068	$595,610
For the year ended December 31, 2020:
Direct business	$554,617	$560,658
Reinsurance assumed	51,986	69,312
Reinsurance ceded	(58,436)	(62,271)
Net premiums	$548,167	$567,699
For the year ended December 31, 2019:
Direct business	$548,618	$527,018
Reinsurance assumed	88,243	76,893
Reinsurance ceded	(74,772)	(78,649)
Net premiums	$562,089	$525,262

11.	Income Taxes

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

As of December 31, 2021, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 19% in the United Kingdom and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland.  The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries for the years ended December 31, 2021, 2020, and 2019 were as follows:

Year Ended December 31, 2021 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$—	$682,122	$—	$682,122
Net written premiums	$—	$580,068	$—	$580,068
Net earned premiums	$—	$595,610	$—	$595,610
Net investment income	—	37,020	—	37,020
Net realized investment gains (losses)	—	15,887	—	15,887
Other income	—	29,751	—	29,751
Total revenues	—	678,268	—	678,268
Losses and Expenses:
Net losses and loss adjustment expenses	—	384,964	—	384,964
Acquisition costs and other underwriting expenses	—	222,841	—	222,841
Corporate and other operating expenses	—	27,179	—	27,179
Interest expense	—	10,481	—	10,481
Income (loss) before income taxes	$—	$32,803	$—	$32,803

Year Ended December 31, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$46,654	$559,949	$—	$606,603
Net written premiums	$46,654	$501,513	$—	$548,167
Net earned premiums	$53,384	$514,315	$—	$567,699
Net investment income	17,186	20,348	(9,142)	28,392
Net realized investment losses	(3,867)	(10,795)	—	(14,662)
Other income	148	1,970	—	2,118
Total revenues	66,851	525,838	(9,142)	583,547
Losses and Expenses:
Net losses and loss adjustment expenses	12,874	323,327	—	336,201
Acquisition costs and other underwriting expenses	17,827	197,780	—	215,607
Corporate and other operating expenses	23,357	18,641	—	41,998
Interest expense	869	24,065	(9,142)	15,792
Loss on extinguishment of debt	3,060	—	—	3,060
Income (loss) before income taxes	$8,864	$(37,975)	$—	$(29,111)

Year Ended December 31, 2019 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$88,282	$548,579	$—	$636,861
Net written premiums	$88,285	$473,804	$—	$562,089
Net earned premiums	$75,961	$449,301	$—	$525,262
Net investment income	29,307	26,816	(14,071)	42,052
Net realized investment gains	3,121	32,221	—	35,342
Gain on sale of business lines
Other income (loss)	(165)	1,981	—	1,816
Total revenues	108,224	510,319	(14,071)	604,472
Losses and Expenses:
Net losses and loss adjustment expenses	36,502	238,900	—	275,402
Acquisition costs and other underwriting expenses	23,610	184,793	—	208,403
Corporate and other operating expenses	7,462	11,426	—	18,888
Interest expense	1,409	32,684	(14,071)	20,022
Income before income taxes	$39,241	$42,516	$—	$81,757

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current income tax expense (benefit):
Foreign	$54	$—	$(41)
U.S. Federal	—	163	—
Total current income tax expense (benefit)	54	163	(41)
Deferred income tax expense (benefit):
U.S. Federal	3,395	(8,268)	11,783
Total deferred income tax expense (benefit)	3,395	(8,268)	11,783
Total income tax expense (benefit)	$3,449	$(8,105)	$11,742

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$6,889	21.0%	$(7,975)	27.4%	$8,928	10.9%
Adjustments:
Tax exempt interest	—	—	(2)	—	(3)	—
Dividend exclusion	(78)	(0.2)	(202)	0.7	(284)	(0.3)
Non-deductible interest	—	—	1,773	(6.1)	2,714	3.3
Change in tax status	—	—	(1,704)	5.8	—	—
Parent income treated as partnership for tax	(4,057)	(12.4)	(533)	1.8	—	—
Other	695	2.1	538	(1.8)	387	0.5
Effective income tax expense (benefit)	$3,449	10.5%	$(8,105)	27.8%	$11,742	14.4%

The effective income tax expense rate for 2021 was 10.5%, compared with an effective income tax benefit rate of 27.8% for 2020 and an effective income tax expense rate of 14.4% for 2019.  The difference between 2021 and 2020 is due to the increase in net income at Global Indemnity Group, LLC which is treated as a partnership for tax. The difference between 2020 and 2019 is primarily due to a pre-tax loss of the Company’s U.S. subsidiaries in 2020 as compared to pre-tax income in 2019.  In addition, the income tax benefit for 2020 was also impacted by a change in tax status which is the income tax benefit recognized on net insurance liabilities that were redomiciled from Bermuda at a 0% tax rate to the United States at a 21% tax rate.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2021 and 2020 are presented below:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,696	$7,490
Unearned premiums	11,049	11,703
Section 163(j) carryforward	—	5,580
Net operating loss carryforward	28,584	26,220
Partnership K1 basis differences	795	796
Loss on derivative instruments	1,763	3,450
Investment impairments	147	147
Stock options	2,008	1,546
Stat-to-GAAP reinsurance reserve	1,517	1,517
Depreciation and amortization	1,613	863
Other	1,826	1,860
Total deferred tax assets	57,998	61,172
Deferred tax liabilities:
Intangible assets	4,395	4,505
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	1,601	7,996
Unrealized gain on equity securities	—	182
Deferred acquisition costs	12,670	13,691
Depreciation and amortization	—	—
Partnership K1 basis differences	1,709	—
Other	294	533
Total deferred tax liabilities	20,669	26,907
Total net deferred tax assets	$37,329	$34,265

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States.  Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years.  As a result, the Company has not recorded a valuation allowance at December 31, 2021 and 2020.

The Company has a net operating loss (“NOL”) carryforward of $28.6 million as of December 31, 2021, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2020 was $26.2 million.

The Company had a Section 163(j) (“163(j)”) carryforward of $5.6 million as of December 31, 2020.  The Company did not have any 163(j) carryforward as of December 31, 2021.  The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company had an alternative minimum tax (“AMT”) credit carryforward of $11.0 million as of December 31, 2019.  Under the provisions of the CARES Act, the Company filed a request for a full refund in 2020.  The Company received $11.0 million of the AMT credit carryforward during the year ended December 31, 2020.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2018.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.  All tax benefits recognized by the Company in 2021, 2020, and 2019 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense.  The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2021, 2020 and 2019.  As of December 31, 2021, the Company did not record any significant liabilities for tax-related interest and penalties on its consolidated balance sheets.

12.	Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of period	$662,811	$630,181	$680,031
Less: Ceded reinsurance receivables	82,158	76,273	109,342
Net balance at beginning of period	580,653	553,908	570,689
Incurred losses and loss adjustment expenses related to:
Current year	376,306	367,739	308,211
Prior years	8,658	(31,538)	(32,809)
Total incurred losses and loss adjustment expenses	384,964	336,201	275,402
Paid losses and loss adjustment expenses related to:
Current year	149,092	183,109	146,128
Prior years	151,064	126,347	146,055
Total paid losses and loss adjustment expenses	300,156	309,456	292,183
Net balance at end of period	665,461	580,653	553,908
Plus: Ceded reinsurance receivables	94,443	82,158	76,273
Balance at end of period	$759,904	$662,811	$630,181

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2021, the Company increased its prior accident year loss reserves by $8.7 million, which consisted of a $5.1 million increase related to Commercial Specialty, a $1.3 million decrease related to Farm, Ranch & Stable, a $1.1 million decrease related to Reinsurance Operations, and a $$6.0 million increase related to Exited Lines.

The $5.1 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

General Liability:  A $0.1 million increase in aggregate with $2.9 million of favorable development in the construction defect reserve category and $3.0 million of adverse development in the other general liability reserve categories.  The reduction in the construction defect reserve category recognizes lower than expected claims frequency and severity in accident years prior to 2005 and the 2005 through 2009, 2011 and 2014 accident years with a slight increase recognized in the 2016 accident year.  For the other general liability reserve categories, higher than anticipated claims severity was the main driver of the increases, primarily in accident years 2005 through 2007, 2009 and 2017 through 2020 accident years, partially offset by decreases prior to 2005, 2008 and 2013 through 2016 accident years.

•

Property:  A $5.5 million increase primarily recognizes higher than expected claims severity mainly in the 2015, 2016 and 2018 through 2020 accident years, partially offset by a decrease in the 2017 accident year.

•	Professional Liability: A $0.5 million decrease mainly in the 2019 and 2020 accident years, mainly reflecting lower than anticipated claims severity.

The $1.3 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•

Liability:  A $1.3 million reduction primarily reflects lower than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by increases in the 2007, 2018 and 2019 accident years.

•

Property:  A decrease of less than $0.1 million in total, reflects a $1.6 million reduction primarily from lower than expected claims severity in the 2017 and 2019 accident years, mostly offset by increases in the 2018 and 2020 accident years.

The $1.1 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Professional:  A $1.1 million decrease was recognized in professional lines mainly in the 2015 accident year, reflecting that the inception-to-date case incurred remained zero for this claims-made segment in this year.

The $6.0 million increase of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•

Property:   A $8.9 million increase in total, with the bulk of the increase in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael; the increase recognizes case incurred emergence on a Property Brokerage claim.

•

General Liability:  A $1.3 million reduction primarily reflects lower than expected claims severity in the 2016 through 2018 and 2020 accident years, partially offset by an increase in the 2019 accident year.

•

Reinsurance:  A $1.6 million decrease was in the property lines and primarily in the 2011, 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2010, 2012 and 2019 accident years.

During 2020, the Company reduced its prior accident year loss reserves by $31.5 million, which consisted of a $23.6 million decrease related to Commercial Specialty, a $2.3 million decrease related to Farm, Ranch & Stable, a $1.7 million decrease related to Reinsurance Operations, and a $3.9 million decrease related to Exited Lines.

The $23.6 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

•	Commercial Auto Liability: A $1.0 million reduction primarily in the 2010 and 2012 through 2016 accident years recognizes lower than anticipated claims severity.
•	Property: A $0.2 million decrease primarily recognizes lower than expected claims severity in a few of the prior accident years.
•	Workers Compensation: A $0.2 million decrease primarily in loss adjustment expense reserves in the 2012 accident year and accident years prior to 2005.

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

The $1.7 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•	Professional Lines: A $1.7 million decrease in the 2014 and 2015 accident years, reflecting that the inception-to-date case incurred remained zero for this claims-made segment in these years.

The $3.9 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•

Property:  A $1.5 million increase recognizes higher than expected claims severity primarily in the Property Brokerage segment.  The bulk of the increase was in the 2018 accident year which reflects a higher estimated ultimate for Hurricane Michael; the increase in ultimate resulted from receiving additional information during the year for a Property Brokerage claim.  These increases were partially offset by decreases in the specialty property reserve segments, primarily in the 2017 accident year catastrophe reserve categories for subrogation recoveries from the California wildfires.  Other decreases in the specialty property reserve segments primarily reflect lower than anticipated claims severity in the 2015 through 2018 accident years, partially offset by an increase in the 2019 accident year due to higher than expected claims severity.

•	General Liability: A $2.1 million decrease primarily recognizes lower than expected claims severity mainly in the 2015 through 2019 accident years.
•

Reinsurance:  A $3.3 million decrease was primarily based on a review of the experience reported from cedants. There was a $2.9 million decrease in the property lines in the 2009 through 2018 accident years, partially offset by an increase in the 2019 accident year.  In addition, there was a reduction of $0.4 million in the liability & workers compensation lines in the 2009 through 2012 accident years.

During 2019, the Company reduced its prior accident year loss reserves by $32.8 million, which consisted of a $23.3 million decrease related to Commercial Specialty, $5.5 million decrease related to Farm, Ranch & Stable, a $2.8 million decrease related to Reinsurance Operations, and a $1.2 million decrease related to Exited Lines.

The $23.3 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

•	Commercial Auto Liability: A $2.0 million decrease primarily driven by better than expected claims severity in the 2000 through 2002, 2010 through 2013, 2015 and 2016 accident years.
•	Professional Liability: A $1.9 million reduction primarily in the 2007 through 2011 accident years recognizes better than expected claims severity.
•	Property: A $5.9 million decrease in aggregate mainly due to lower than anticipated claims severity in the 2012 through 2017 accident years.
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

The $2.8 million decrease in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Professional Liability:  A $2.8 million decrease was recognized in the 2013 through 2015 accident years, reflecting that the inception-to-date case incurred remained zero for this claims-made segment in these years.

The $1.2 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•

Property:  A $5.2 million decrease in aggregate primarily recognizes decreases in the specialty property reserve segments, mainly in the catastrophe reserve category for subrogation recoveries from the California Camp wildfire loss in the 2018 accident year.  There also was favorable development in accident years 2015 through 2017 reflecting better than expected claims severity. These reductions were partially offset by increases in the 2010, 2017 and 2018 accident years which were impacted by higher than expected claims severity.

•

General Liability:  A $0.7 million decrease primarily recognizes lower than expected claims severity in the 2014 through 2016 and 2018 accident years, partially offset by increases in the 2010 and 2017 accident years, recognizing higher than expected claims severity.

•

Reinsurance:  A $4.8 million increase primarily in the 2007 and 2016 through 2018 accident years partially offset by favorable development in the 2008, 2010 and 2011 through 2015 accident years based on a review of the experience reported from the cedants related to the Company’s property treaties.  The 2018 accident year was adversely impacted by $9.0 million of development from Typhoon Jebi.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims.  The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law and generally accepted actuarial methodologies.  However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2021 and 2020, gross reserves for CD claims were $31.4 million in both years and net reserves for CD claims were $30.2 million and $29.8 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims.  The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance.  In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation.  Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability.  In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.  Estimates of the liabilities are reviewed and updated regularly.  Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.  Included in net unpaid losses and loss adjustment expenses as of December 31, 2021, 2020, and 2019 were IBNR reserves of $20.1 million, $27.3 million, and $27.1 million, respectively, and case reserves of approximately $1.9 million, $1.4 million, and $2.0 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$47,593	$48,825	$50,445
Plus: Change in incurred losses and loss adjustment expenses	(7,500)	(259)	(2)
Less: Payments	940	973	1,618
Gross reserves for A&E losses and loss adjustment expenses – end of period	$39,153	$47,593	$48,825

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$28,679	$29,033	$29,524
Plus: Change in incurred losses and loss adjustment expenses	(6,500)	1	(1)
Less: Payments	194	355	490
Net reserves for A&E losses and loss adjustment expenses – end of period	$21,985	$28,679	$29,033

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

As of December 31, 2021, 2020, and 2019, the survival ratio on a gross basis for the Company’s open A&E claims was 33.3 years, 35.5 years, and 32.1 years, respectively.  As of December 31, 2021, 2020, and 2019, the survival ratio on a net basis for the Company’s open A&E claims was 63.5 years, 59.5 years, and 47.8 years, respectively.  The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts.  The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2012 to 2020, is presented as required supplementary unaudited information.

Commercial Specialty

Property and Casualty Methodologies

Commercial Specialty’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2021.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE for most reserve categories.  Additional actuarial methodologies were employed to develop estimates of ultimate loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved.  Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the 4th quarter of 2021.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves.  These methodologies are consistent with last year.

Commercial Specialty’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Specialty – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2021
Accident Year	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2019	$56,593	$58,174	$58,340	$1,265	3,616
2020		84,707	89,149	4,121	4,765
2021			91,580	18,967	3,901
Total			$239,069

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021
	(unaudited)	(unaudited)
2019	$36,710	$51,947	$55,448
2020		52,994	78,344
2021			54,540
Total			188,332
All outstanding liabilities before 2019, net of reinsurance			2,603
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$53,340

The following is required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Specialty - Property	60.6%	27.3%	6.0%

Commercial Specialty – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$61,408	$65,987	$65,732	$63,498	$55,232	$52,607	$50,118	$48,062	$45,499	$45,503	$3,556	2,441
2013		63,931	68,230	68,081	66,566	65,193	61,714	58,961	56,901	56,786	2,013	2,593
2014			61,427	60,779	58,618	57,828	57,230	54,971	51,329	50,919	3,950	2,395
2015				57,710	57,088	58,384	58,993	60,231	56,498	56,279	4,330	2,151
2016					54,576	54,123	53,751	52,078	52,760	52,401	3,837	1,984
2017						54,654	54,978	53,876	54,704	56,273	6,288	1,904
2018							58,220	57,605	57,922	60,372	11,772	2,309
2019								69,145	69,114	73,968	19,612	2,586
2020									83,553	84,260	41,747	2,482
2021										111,477	84,954	2,787
									Total	$648,238

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$3,548	$11,959	$22,551	$31,326	$36,455	$39,691	$39,994	$40,690	$40,972	$41,536
2013		6,439	17,969	29,705	38,641	46,475	51,167	52,468	53,194	53,471
2014			4,011	15,924	26,526	34,504	40,293	43,505	45,831	46,263
2015				3,355	14,865	25,559	36,357	43,116	46,272	48,524
2016					4,148	14,047	22,064	34,973	40,639	44,130
2017						4,996	12,879	23,326	33,511	39,926
2018							4,303	13,869	22,194	34,745
2019								5,222	14,017	30,439
2020									5,510	19,623
2021										7,238
Total										365,895
All outstanding liabilities before 2012, net of reinsurance										50,081
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$332,424

The following is required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Specialty - Casualty	7.7%	17.8%	19.2%	19.1%	11.8%	6.8%	2.9%	1.2%	0.6%	1.2%

Farm, Ranch & Stable

Property and Casualty Methodologies

Farm, Ranch & Stable’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2021.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE.  Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the 4th quarter of 2021.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

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

Farm, Ranch & Stable – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,		As of December 31, 2021
Accident Year	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)
2020	$38,226	$39,573	$565	3,003
2021		34,100	2,620	2,849
Total		$73,673

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch & Stable – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021
	(unaudited)
2020	$32,721	$38,487
2021		27,579
Total		66,066
All outstanding liabilities before 2020, net of reinsurance		1,514
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance		$9,121

The following is required supplementary information about average historical claims duration as of December 31, 2021.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2
Farm, Ranch & Stable - Property	81.8%	14.6%

Farm, Ranch & Stable – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2021
Accident Year	2015	2016	2017	2018	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$12,055	$12,052	$10,621	$10,664	$10,383	$10,145	$9,504	$446	475
2016		13,226	13,005	11,977	10,507	10,420	9,967	526	545
2017			12,786	12,171	10,600	10,167	8,630	1,284	488
2018				9,934	10,559	10,695	12,253	1,451	550
2019					9,781	9,746	10,002	3,149	514
2020						9,963	9,697	4,672	456
2021							9,107	7,028	376
Total							$69,160

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Farm, Ranch & Stable – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$2,138	$3,778	$6,228	$6,986	$8,481	$9,057	$9,058
2016		2,342	4,231	5,954	7,069	7,615	9,351
2017			1,153	2,145	4,242	6,156	6,492
2018				1,092	3,225	7,125	10,511
2019					1,626	3,853	5,408
2020						1,075	3,433
2021							1,239
Total							45,492
All outstanding liabilities before 2015, net of reinsurance							658
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$24,326

The following is required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Farm, Ranch & Stable - Casualty	15.6%	18.6%	22.9%	17.2%	8.4%	11.7%	0.0%

Reinsurance Lines

Casualty Methodology

Reinsurance Operations’ internal reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) by treaty. The current book of business is constituted of professional liability portfolios, retrocessions for casualty business, and primary reinsurance on a few smaller treaties.  The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag.  Paid loss, ALAE and case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (“FX”) rate at the end of the period.  Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the 4th quarter of 2021.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying reinsurance contracts.  As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2013		1,009	1,009	1,009	850	850	850	—	—	—	—	—
2014			1,987	1,987	1,954	1,954	1,954	590	—	—	—	—
2015				2,779	2,779	2,779	2,779	2,179	1,090	—	—	—
2016					3,627	3,627	3,627	3,627	3,627	3,627	3,627	—
2017						4,358	4,358	4,358	4,358	4,358	4,356	—
2018							5,573	5,573	5,573	5,574	5,568	—
2019								13,686	13,686	13,685	11,884	—
2020									30,398	30,375	26,188	—
2021										49,823	46,268	—
									Total	$107,442

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013		—	—	—	—	—	—	—	—	—
2014			—	—	—	—	—	—	—	—
2015				—	—	—	—	—	—	—
2016					—	—	—	—	—	—
2017						—	2	2	2	2
2018							—	—	—	6
2019								27	801	1,014
2020									48	2,174
2021										1,593
Total										4,789
All outstanding liabilities before 2012, net of reinsurance										—
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$102,653

The following is required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited) (1)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines - Casualty	0.4%	1.4%	0.2%	0.0%	(—%)	0.0%	0.0%	(—%)	0.0%	0.0%

(1)	May not be indicative of future average annual percentage payout of incurred claims due to a change in mix of business

Exited Lines

Property and Casualty Methodologies

Exited Lines’ internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories.  The internal actuarial reserve reviews were completed with data through December, 2021.  Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE.  Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the 4th quarter of 2021.  Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Exited Lines includes business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Exited Lines.  It also includes experience for reinsurance contracts which the Company does not have direct access to claim frequency information, so claim frequency information will not be provided for Exited Lines as it is not available for all the experience contained within this category.

Exited Lines – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2021
Accident Year	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2019	$110,500	$114,418	$116,698	$7,511	—
2020		108,423	109,756	8,798	—
2021			67,066	11,002	—
Total			$293,520

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Exited Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021
	(unaudited)	(unaudited)
2019	$65,136	$86,765	$96,418
2020		83,200	96,445
2021			51,255
Total			244,118
All outstanding liabilities before 2019, net of reinsurance			53,074
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$102,476

The following is required supplementary information about average historical claims duration as of December 31, 2021.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Exited Lines - Property	69.3%	15.3%	8.3%

Exited Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,							As of December 31, 2021
Accident Year	2015	2016	2017	2018	2019	2020	2021	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$6,556	$8,118	$10,622	$11,056	$10,750	$10,532	$10,541	$647	—
2016		7,803	7,722	7,446	6,528	6,299	6,289	1,138	—
2017			6,897	6,559	7,024	6,889	6,886	721	—
2018				4,901	4,880	4,719	3,726	1,129	—
2019					3,793	3,772	3,868	1,003	—
2020						3,322	3,402	904	—
2021							3,269	2,603	—
Total							$37,981

(1)	Incurred-but-not-reported liabilities plus expected development on reported claims

Exited Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$1,389	$4,826	$6,287	$8,589	$9,478	$9,527	$9,727
2016		1,152	2,634	3,791	4,755	4,863	4,996
2017			898	2,489	4,164	5,429	5,530
2018				242	1,297	1,715	2,083
2019					349	1,158	2,492
2020						508	1,515
2021							389
Total							26,732
All outstanding liabilities before 2015, net of reinsurance							4,292
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance							$15,541

The following is required supplementary information about average historical claims duration as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7
Exited Lines - Casualty	12.4%	26.4%	20.5%	16.4%	3.9%	1.3%	1.9%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2021 is as follows:

Net outstanding liabilities
Commercial Specialty – Property	$53,340
Commercial Specialty – Casualty	332,424
Farm, Ranch & Stable – Property	9,121
Farm, Ranch & Stable – Casualty	24,326
Reinsurance Lines – Casualty	102,653
Exited Lines – Property	102,476
Exited Lines – Casualty	15,541
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	639,881
Reinsurance recoverable on unpaid claims
Commercial Specialty – Property	7,659
Commercial Specialty – Casualty	51,076
Farm, Ranch & Stable – Property	1,214
Farm, Ranch & Stable – Casualty	9,845
Reinsurance Lines – Casualty	—
Exited Lines – Property	20,725
Exited Lines – Casualty	2,145
Total reinsurance recoverable on unpaid claims	92,664
Other outstanding liabilities
Commercial Specialty
Ceded Allowance	8,992
Unallocated claims adjustment expenses	12,719
Loss Clearing	(832)
Farm, Ranch & Stable
Unallocated claims adjustment expenses	913
Reinsurance Lines
Unallocated claims adjustment expenses	250
Exited Lines
Fronted business ceded to Assurant	2,189
Unallocated claims adjustment expenses	3,441
Other	(313)
Total other outstanding liabilities	27,359
Total gross liability for unpaid losses and loss adjustment expenses	$759,904

13.	Debt

The Company’s outstanding debt consisted of the following at December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
7.875% Subordinated Notes due 2047	$126,430	$126,288

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 0.8% at December 31, 2021 and 2020.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at December 31, 2021 or 2020.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The Company did not have any amounts outstanding on the margin borrowing facility as of December 31, 2021 or 2020.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $0.5 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively.  The Company did not incur any interest expense related to the Margin Borrowing Facility for the year ended December 31, 2021.

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

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2045 Notes was $4.9 million and $7.9 million for the years ended December 31, 2020 and 2019, respectively. The Company did not incur any interest expense related to the 2045 Notes for the year ended December 31, 2021.

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

The Company incurred $4.2 million in deferred issuance costs associated with the 2047 Notes, which is being amortized over the term of the 2047 Notes. Interest expense, including amortization of deferred issuance costs, recognized on the 2047 Notes was $10.4 million for each of the years ended December 31, 2021, 2020, and 2019.

The following table represents the amounts recorded for the 2047 Notes as of December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Outstanding principal	$130,000	$130,000
Unamortized debt issuance costs	(3,570)	(3,712)
Net carrying amount	$126,430	$126,288

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
14.	Leases

The Company leases office space and equipment under various operating lease arrangements.  The Company’s leases have remaining lease terms ranging from 20 months to 9 years.  Some building leases have options to extend, terminate, or retract the leased area.  During the year ended December 31, 2021, the Company exercised the contraction clause of one of its leases.  The Company incurred a $0.3 million contraction fee in conjunction with exercising the contraction clause.  The related lease ROU asset and lease liability were revalued when the Company exercised the contraction clause.  The Company did not factor in any other term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

In conjunction with the sale of the renewal rights related to manufactured and dwelling homes products, lease ROU assets related to building space, parking, and equipment at the Company’s Scottsdale Arizona location were evaluated for impairment.  An impairment loss of $1.5 million was recognized and included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2021.  The lease ROU assets and lease liabilities related to the Scottsdale Arizona building and parking lease were also re-measured due to the Company’s intention to exercise the early termination clause which allows the Company to reduce the length of the lease term from 131 months to 95 months.

As part of this sale, K2 is subleasing approximately one third of the Company’s Scottsdale, Arizona office.  If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2.  If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029.   Rental income derived from this sublease will be recognized on a straight-line basis over the operating lease term.

Please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to manufactured and dwelling homes products.

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating lease expenses	$2,789	$2,952	$3,293
Short-term lease expenses	8	7	7
Sublease income	(55)	—	—
Total lease expenses	$2,742	$2,959	$3,300

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$2,797	$2,012	$2,530
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$783	$772	$13,858

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2021	2020
Assets:
Operating lease assets	Lease right of use assets	$16,051	$21,077

Liabilities:
Operating lease liabilities	Lease liabilities	$19,079	$22,950

Weighted-average remaining lease term
Operating leases		7.7 years	8.8 years

Weighted-average discount rate
Operating leases (1)		0.9%	2.6%

(1)	Represents the Company’s incremental borrowing rate

At December 31, 2021, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)	Operating Leases	Expected Sublease Income
2022	$2,661	$285
2023	2,843	291
2024	2,780	297
2025	3,046	388
2026	2,904	342
Thereafter	5,504	—
Total future minimum lease payments	19,738	1,603
Less: amount representing interest	659	—
Present value of minimum lease payments	$19,079	$1,603

15.	Shareholders’ Equity

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

The treasury shares of Global Indemnity Limited were not subject to the scheme of arrangement. The carrying value of the Global Indemnity Limited treasury shares, $4.1 million, were offset against the Additional Paid-in Capital account of Global Indemnity Limited, according to the Company’s policy regarding the treatment of treasury shares.  Please see Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for more information on the Company’s policy regarding the treatment of treasury shares.

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

Since Global Indemnity Group, LLC is a holding company and has no direct operations, its ability to pay distributions depends, in part, on the ability of its subsidiaries to pay dividends. Penn-Patriot Insurance Company and its insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Global Indemnity Investments, Inc. is dependent on generating investment income in order to pay a dividend to Global Indemnity Group, LLC. See Note 21 for additional information regarding dividend limitations imposed on Penn-Patriot Insurance Company and its subsidiaries.

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

Dividends/ Distributions

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
September 11, 2021	September 23, 2021	September 30, 2021	3,583
December 4, 2021	December 20, 2021	December 31, 2021	3,587
Various (1)	Various	Various	259
Total			$14,578

(1)	Represents distributions declared on unvested shares, net of forfeitures

Dividend & distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 9, 2020 (1)	March 24, 2020	March 31, 2020	$3,539
June 7, 2020 (1)	June 23, 2020	June 30, 2020	3,545
September 13, 2020 (2)	September 25, 2020	September 30, 2020	3,552
December 6, 2020 (2)	December 24, 2020	December 31, 2020	3,558
Various (3)	Various	Various	451
Total			$14,645

(1)	Represents dividend payments
(2)	Represents distribution / return of capital payments
(3)	Represents dividends / distributions declared on unvested shares, net of forfeitures

Dividend payments of $0.25 per common share per quarter were declared during the year ended December 31, 2019 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 10, 2019	March 22, 2019	March 29, 2019	$3,521
June 2, 2019	June 21, 2019	June 28, 2019	3,525
September 15, 2019	September 26, 2019	October 2, 2019	3,528
December 8, 2019	December 24, 2019	December 31, 2019	3,532
Various (1)	Various	Various	268
Total			$14,374

(1)	Represents dividends declared on unvested shares, net of forfeitures.

In addition, distributions of $0.4 million and $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholders during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, accrued distributions on unvested common shares, which were included in other liabilities on the consolidated balance sheets, were $0.9 million and $0.7 million, respectively.  Accrued preferred distributions were less than $0.1 million as of December 31, 2021 and 2020 and were also included in other liabilities on the consolidated balance sheets.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.  During 2021, 2020, and 2019, Global Indemnity purchased an aggregate of 17,318, 5,120 and 27,028, respectively, of surrendered class A common shares from its employees for $0.5 million, $0.2 million and $0.9 million, respectively.  All shares purchased from employees by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2021:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Class A common shares:
January 1-31, 2021	6,720	(2)	$28.59	—	—
March 1-31, 2021	3,095	(2)	$29.40	—	—
June 1-30, 2021	7,100	(2)	$27.64	—	—
November 1-30, 2021	403	(2)	$26.80	—	—
Total	17,318		$28.30	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.

On April 5, 2021, Global Indemnity Group, LLC converted 186,160 of class B common shares to class A common shares.  There were no other class B common shares that were surrendered, repurchased, or redeemed in 2021.

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

Each class A common share has one vote and each class B common share has ten votes.

As of December 31, 2021, Global Indemnity Group, LLC’s class A common shares were held by approximately 170 shareholders of record.  There were three holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of December 31, 2021.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of December 31, 2021.

16.Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.9% of the voting power of Global Indemnity Group, LLC as of December 31, 2021.  The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. While these preferred interests are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the preferred interests exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively.  Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with any exercise of the foregoing provisions. See Note 15 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the Series A Cumulative Fixed Rate Preferred Interests.

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

Management fee expense of $2.7 million, $2.6 million, and $2.1 million was incurred during the years ended December 31, 2021, 2020, and 2019, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.9 million and $1.8 million as of December 31, 2021 and 2020, respectively.

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

17.	Commitments and Contingencies

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of December 31, 2021, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of December 31, 2021, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of December 31, 2021, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 16 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage.
18.	Share-Based Compensation Plans

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2019	600,000	200,000	800,000	$35.06
Options issued	—	—	—	—
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2019	600,000	200,000	800,000	35.06
Options issued	300,000	—	300,000	52.79
Options forfeited	—	(100,000)	(100,000)	38.43
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2020	900,000	100,000	1,000,000	40.04
Options issued	—	140,000	140,000	28.70
Options forfeited	(300,000)	(146,667)	(446,667)	47.06
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2021	600,000	93,333	693,333	$33.23
Options exercisable at December 31, 2021	—	—	—	—

The Company awarded 140,000 performance-based options with an average strike price of $28.70 during the year ended December 31, 2021.  Of these options, 46,667 options were forfeited during the year ended December 31, 2021.  The Company awarded 300,000 time-based options with an average strike price of $52.79 during the year ended December 31, 2020.  These options were forfeited during the year ended December 31, 2021.  There were no stock options awarded in 2019.

The Company recorded ($1.1) million, $1.6 million, and $1.1 million of compensation expense for stock options under the Plan during the years ended December 31, 2021, 2020, and 2019, respectively.

The Company did not receive any proceeds from the exercise of options during 2021, 2020 or 2019 under the Plan.

Compensation expense related to options outstanding under the Plan is anticipated to be $0.3 million in both 2022 and 2023.

Option intrinsic values, which are the differences between the fair value of $25.13 at December 31, 2021 and the weighted average strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	693,333	33.23	$2.2 Million
Exercisable	—	—	—
Exercised (1)	—	—	—

(1)	The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

There were no options granted under the Plan in 2019. The weighted average fair value of options granted under the Plan was $6.95 in 2021 and $1.92 in 2020 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2021	2020
Dividend yield	2.0%	2.0%
Expected volatility	38.64%	38.32%
Risk-free interest rate	0.2%	0.4%
Expected option life	3.5 years	3.5 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2021, 2020, and 2019:

Ranges of Exercise Prices	Outstanding at December 31, 2021	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 - $19.99	300,000	$17.87	0.0 years
$28.70 - $39.99	93,333	$28.70	9.0 years
$50.00 - $59.99	300,000	$50.00	6.0 years
Total	693,333

Ranges of Exercise Prices	Outstanding at December 31, 2020	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000	$17.87	0.7 years
$30.00 — $38.43	100,000	$38.43	4.0 years
$49.62 — $59.99	600,000	$51.40	8.5 years
Total	1,000,000

Ranges of Exercise Prices	Outstanding at December 31, 2019	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$17.87 — $19.99	300,000	$17.87	1.7 years
$30.00 — $38.43	200,000	$38.43	5.0 years
$50.00 — $59.99	300,000	$50.00	8.0 years
Total	800,000

Restricted Shares / Restricted Stock Units

In addition to stock option grants, the Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors.  The Company recognized compensation expense for restricted stock of $2.5 million, $3.2 million and $2.8 million for 2021, 2020, and 2019, respectively.  There is no unrecognized compensation expense for the non-vested restricted stock at December 31, 2021. The Company recognized compensation expense for restricted stock units of $0.9 million, $3.2 million, and $0.4 million for 2021, 2020 and 2019, respectively.  The total unrecognized compensation expense for the non-vested restricted stock units is $2.2 million at December 31, 2021, which will be recognized over a weighted average life of 1.4 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2018	1,127,896	572,161	1,700,057
2019	43,680	66,919	110,599
2020	—	108,521	108,521
2021	—	83,199	83,199
	1,171,576	830,800	2,002,376

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2021, 2020, and 2019:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2019	113,864	33.61
Shares issued	110,599	30.93
Shares vested	(150,395)	29.86
Shares forfeited	(11,828)	38.42
Non-vested Restricted Shares at December 31, 2019	62,240	37.00
Shares issued	108,521	24.86
Shares vested	(128,623)	26.84
Shares forfeited	(6,735)	27.74
Non-vested Restricted Shares at December 31, 2020	35,403	38.45
Shares issued	83,199	27.24
Shares vested	(101,048)	29.59
Shares forfeited	(2,915)	36.58
Non-vested Restricted Shares at December 31, 2021	14,639	$36.23

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Unit Awards
Year	Employees	Directors	Total
Inception through 2018	—	—	—
2019	175,498	—	175,498
2020	161,238	41,667	202,905
2021	—	—	—
	336,736	41,667	378,403

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2021, 2020, and 2019:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2019	—	$—
Restricted Stock Units issued	175,498	30.18
Restricted Stock Units vested	—	—
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2019	175,498	$30.18
Restricted Stock Units issued	202,905	29.02
Restricted Stock Units vested	(41,667)	24.00
Restricted Stock Units forfeited	(21,710)	30.06
Non-vested Restricted Stock Units at December 31, 2020	315,026	$30.26
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(44,245)	30.08
Restricted Stock Units forfeited	(43,425)	30.06
Non-vested Restricted Stock Units at December 31, 2021	227,356	$30.33

Upon vesting, the restricted stock units are converted to restricted class A common shares.  Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2019, the Company granted 43,680 restricted A common shares, with a weighted average grant date value of $34.23 per share, to key employees under the Plan. 9,063 of these shares vested immediately. 27,117 of these shares will vest as follows:

•	16.5% vested on both January 1, 2020 and January 1, 2021. 17.0% of the restricted stock will vest on January 1, 2022.

•	Subject to Board approval, 50% of restricted stock will vest 100%, no later than March 15, 2022, following a remeasurement of 2018 results as of December 31, 2021.

Of the remaining 7,500 shares, 20% vested on both August 26, 2020 and August 26, 2021 and 20% will vest on August 26, 2022, August 26, 2023, and August 26, 2024.

In addition, the Company granted 175,498 restricted stock units with a weighted average grant date value of $30.18 per unit, to key employees under the Plan. These restricted stock units will vest as follows:

•	10.0% vested on June 18, 2021 and 20.0%, 30.0%, and 40.0% of the restricted stock units will vest on June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

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

66,957 of these restricted stock units will vest as follows:

•	10.0% vested on June 18, 2021 and 20.0%, 30.0% and 40.0% of the restricted stock units will vest on June 18, 2022, June 18, 2023 and June 18, 2024, respectively.

The remaining 90,906 restricted stock units will vest as follows:

•	16.5% vested on January 1, 2021 and 16.5% and 17.0% of the restricted stock units will vest on January 1, 2022 and January 1, 2023, respectively.
•	Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

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

There were no restricted class A common shares or restricted stock units granted to key employees during the year ended December 31, 2021.

During 2021, the Company granted 83,199 class A common shares at a weighted average grant date value of $27.24 per share to non-employee directors of the Company under the Plan.

Of the shares granted during 2021, 2020, and 2019, 20,392 shares, 30,172 shares, and 22,592 shares, respectively, are deferred until January 1, 2024 or a change of control, whichever is earlier.  The remaining shares granted to non-employee directors of the Company in 2021, 2020, and 2019 were fully vested but subject to certain restrictions.

Book Value Appreciation Rights (“BVAR”)

In 2021, the Company granted 2,500,000 Penn-Patriot BVARs with an aggregate initial notional value equal to approximately 5% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “change in control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

In 2021, the Company also granted 400,000 Penn-Patriot BVARS with an aggregate initial notional value equal to approximately 0.8% of Penn-Patriot’s book value, which entitles the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. The BVARs will vest by December 31, 2026, subject to the achievement of certain performance goals and continued employment as of the vesting date, with half of the applicable appreciation value of the BVARs payable on April 1, 2027 and an additional amount payable on April 1, 2030 following a true-up of underwriting results for the applicable performance period. The BVARs will vest in full in the event of a “Change in Control” of Penn-Patriot and a specified portion may vest in the event the holder is terminated by Penn-Patriot without cause.

The Company recorded $2.3 million in compensation expense during the year ended December 31, 2021 and had $2.3 million accrued as of December 31, 2021 related to the BVARs.

There were no BVARs granted during the years ended December 31, 2020 and 2019.

Book Value Rights

In 2021, the Company granted 131,438 shares of Penn-Patriot Book Value Rights .  Of these shares, 97,432 shares have a three year cliff vesting period.  The remaining 34,006 shares will vest 50% on October 26, 2022 and 50% upon Penn-Patriot’s Affiliates reduction of the Total Insured Value of a specified book of premium by 95% which is estimated to occur on approximately October 26, 2023.  5,000 shares were forfeited during 2021 leaving 126,438 Book Value Rights outstanding at 12/31/21.  All of the book value rights are payable in either cash or Global Indemnity Group, LLC’s class A common shares at the discretion of Global Indemnity Group, LLC’s Board of Directors. The Company recorded $0.1 million in compensation expense during the year ended December 31, 2021 and had $0.1 million accrued as of December 31, 2021 related to the book value rights.    There were no book value rights issued during the years ended December 31, 2020 and 2019.

19.	401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees.  Under this plan, the Company matches 100% of the first 6% contributed by an employee.  Vesting on contributions made by the Company is immediate.  Total expenses for the plan were $1.9 million for each of the years ended December 31, 2021, 2020, and 2019.
20.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net income (loss)	$29,354	$(21,006)	$70,015
Less: preferred stock distributions	440	152	—
Net income (loss) available to common shareholders	$28,914	$(21,158)	$70,015

Denominator:
Weighted average shares for basic earnings per share	14,426,739	14,291,265	14,191,756
Non-vested restricted stock	11,016	—	20,492
Non-vested restricted stock units	120,936	—	3,392
Options	105,639	—	119,066
Weighted average shares for diluted earnings per share (1)	14,664,330	14,291,265	14,334,706

Earnings per share - Basic	$2.00	$(1.48)	$4.93
Earnings per share - Diluted	$1.97	$(1.48)	$4.88

(1)	For the year ended December 31, 2020, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for this period.

If the Company had not incurred a loss in the year ended December 31, 2020, 14,458,008 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation for the year ended December 31, 2020 would have included 17,470 shares of non-vested restricted stock, 57,456 restricted stock units, and 91,816 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2021, 2020, and 2019 does not include 393,333, 700,000, and 500,000 options, respectively, which were deemed to be anti-dilutive.  The weighted average shares outstanding used to determine dilutive earnings per share for the year ended December 31, 2020 does not include 66,957 restricted stock units which were deemed to be anti-dilutive.  There were no restricted stock units which were deemed to be anti-dilutive for the years ended December 31, 2021 and 2019.
21.	Statutory Financial Information

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

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities.  Applying the current regulatory restrictions as of December 31, 2021, the maximum amount of distributions that could be paid in 2022 by Penn-Patriot Insurance Company, the United National insurance companies, the Penn-America insurance companies, and American Reliable under applicable laws and regulations without regulatory approval is approximately $35.9 million, $18.0 million, $8.5 million, and $12.9 million, respectively.  The Penn-America insurance companies limitation includes $2.8 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2021 ownership percentages.  The Company’s insurance subsidiaries did not declare or pay any dividends in 2021.

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

Based on the standards currently adopted, the Company reported in its 2021 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Statutory capital and surplus, as of end of period	$359,471	$342,987	$263,793
Statutory net income (loss)	29,696	73,655	39,971

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

The following is selected information for Global Indemnity Reinsurance, net of intercompany eliminations, where applicable, as determined in accordance with the Bermuda Insurance Act 1978 for the year ended December 31, 2019:

(Dollars in thousands)
Statutory capital and surplus, as of end of period	$885,763
Statutory net income (loss)	34,086

As a result of the merger, the Company no longer has any subsidiaries which are Bermuda licensed companies and is not required to prepare annual statutory financial statements in accordance with the Bermuda Insurance Act 1978 for 2021 and 2020.

22.Segment Information

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the Exited Lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment.  Accordingly, the Company will have four reportable segments: Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the years ended December 31, 2020 and 2019 have been revised to reflect these changes.

All four segments follow the same accounting policies used for the Company’s consolidated financial statements.  For further disclosure regarding the Company’s accounting policies, please see Note 4.

The Company manages its business through four business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs. Farm, Ranch & Stable offers specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.  Exited Lines represents lines of business which the Company has decided to exit.

The following are tabulations of business segment information for the years ended December 31, 2021, 2020, and 2019.  Corporate information is included to reconcile segment data to the consolidated financial statements.

2021: (Dollars in thousands)	Commercial Specialty	Farm, Ranch, & Stable	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$380,879	$81,728	$106,540		$112,975	$682,122
Net written premiums	$355,428	$70,472	$106,540		$47,628	$580,068
Net earned premiums	$340,029	$71,899	$77,802		$105,880	$595,610
Other income (loss)	1,028	155	(95)		727	1,815
Total revenues	341,057	72,054	77,707		106,607	597,425
Losses and Expenses:
Net losses and loss adjustment expenses	212,936	43,369	48,709		79,950	384,964
Acquisition costs and other underwriting expenses	123,436	28,700	27,086		43,619	222,841
Income (loss) from segments	$4,685	$(15)	$1,912		$(16,962)	(10,380)
Unallocated Items:
Net investment income						37,020
Net realized investment gains						15,887
Other income						27,936
Corporate and other operating expenses						(27,179)
Interest expense						(10,481)
Income before income taxes						32,803
Income tax expense						(3,449)
Net income						$29,354

Segment assets	$933,961	$142,213	$247,366		$304,189	$1,627,729
Corporate assets						385,080
Total assets						$2,012,809

(1)	External business only, excluding business assumed from affiliates.

2020: (Dollars in thousands)	Commercial Specialty	Farm, Ranch, & Stable	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$323,986	$85,646	$55,616		$141,355	$606,603
Net written premiums	$300,348	$74,163	$55,616		$118,040	$548,167
Net earned premiums	$292,331	$76,166	$46,105		$153,097	$567,699
Other income	888	142	191		817	2,038
Total revenues	293,219	76,308	46,296		153,914	569,737
Losses and Expenses:
Net losses and loss adjustment expenses	151,369	47,151	28,718		108,963	336,201
Acquisition costs and other underwriting expenses	107,677	29,761	16,148		62,021	215,607
Income (loss) from segments	$34,173	$(604)	$1,430		$(17,070)	17,929
Unallocated Items:
Net investment income						28,392
Net realized investment losses						(14,662)
Other income						80
Corporate and other operating expenses						(41,998)
Interest expense						(15,792)
Loss on extinguishment of debt						(3,060)
Loss before income taxes						(29,111)
Income tax benefit						8,105
Net loss						$(21,006)

Segment assets	$847,902	$152,037	$137,950		$380,990	$1,518,879
Corporate assets						386,029
Total assets						$1,904,908

(1)	External business only, excluding business assumed from affiliates.

2019: (Dollars in thousands)	Commercial Specialty	Farm, Ranch, & Stable	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$299,107	$87,745	$34,837		$215,172	$636,861
Net written premiums	$273,891	$74,416	$34,837		$178,945	$562,089
Net earned premiums	$248,073	$71,312	$19,154		$186,723	$525,262
Other income (loss)	827	132	(136)		993	1,816
Total revenues	248,900	71,444	19,018		187,716	527,078
Losses and Expenses:
Net losses and loss adjustment expenses	105,830	42,700	10,872		116,000	275,402
Acquisition costs and other underwriting expenses	101,249	29,551	5,085		72,518	208,403
Income (loss) from segments	$41,821	$(807)	$3,061		$(802)	43,273
Unallocated Items:
Net investment income						42,052
Net realized investment gains						35,342
Corporate and other operating expenses						(18,888)
Interest expense						(20,022)
Income before income taxes						81,757
Income tax expense						(11,742)
Net income						$70,015

Segment assets	$705,518	$136,891	$85,398		$473,933	$1,401,740
Corporate assets						674,145
Total assets						$2,075,885

(1)	External business only, excluding business assumed from affiliates.

23.	Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2021, 2020, and 2019:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Federal income taxes paid	$54	$162	$251
Federal income taxes recovered	—	10,987	170
Interest paid	10,340	16,602	19,711

24.	New Accounting Pronouncements

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

Recently Issued Accounting Guidance Not Yet Adopted

In November, 2021, the FASB issued updated guidance which requires business entities to make annual disclosures about certain government assistance that it receives.  If the Company was to receive any government assistance in the future, the necessary disclosures will be made.

25.	Subsequent events

Distribution

On March 3, 2022, Global Indemnity Group, LLC’s Board of Directors approved a distribution payment of $0.25 per common share to be paid on March 31, 2022 to all shareholders of record as of the close of business on March 21, 2022.

Redemption of 2047 Notes

On March 10, 2022, the Company notified the Trustee of the 2047 Notes that it has elected to redeem the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including, the Redemption Date of April 15, 2022.

Board of Directors

Effective January 1, 2022, Bruce R. Lederman ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors. Effective January 22, 2022, Jason B. Hurwitz ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors.

Effective February 9, 2022, James R. Holt, Jr. became a Fox Paine Entities’ appointed member of the Company’s Board of Directors.  Mr. Holt will serve as a member of the Audit Committee, the Nomination, Compensation & Governance Committee, the Enterprise Risk Management Committee, and the Technology Committee.

Transfer of Listing to New York Stock Exchange

Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares and its 7.875% subordinated notes due 2047 from the NASDAQ to the NYSE and is trading under the ticker symbol GBLI and GBLL, respectively.  Prior to January 3, 2022, the Company’s class A common shares and 7.875% subordinated notes due 2047 continued to trade on the NASDAQ. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2021. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2021, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm” on page 140.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control Over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

March 16, 2022

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (“2022 Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2022 Proxy Statement.

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

10.21*

Separation Agreement with Cynthia Y. Valko effective January 15, 2021. (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

10.22*

Terms of Employment with Jonathan E. Oltman effective January 19, 2021. (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

10.23*

Chief Executive Officer Agreement with David Charlton effective April 19, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 21, 2021 (File No. 001-34809)).

10.24*

Chief Executive Officer Agreement with David Charlton amended and restated as of May 7, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34809)).

10.25*

Chief Operating Officer Agreement with Reiner R. Mauer effective May 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2021 (File No. 001-34809)).

10.26

Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.27

Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

10.28

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

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ David S. Charlton
Name:	David S. Charlton
Title:	Principal Executive Officer
Date:	March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2022.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman and Director
Saul A. Fox

/s/ David S. Charlton	Principal Executive Officer
David S. Charlton

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ James R. Holt, Jr.	Director
James R. Holt, Jr.

/s/ Joseph W. Brown	Director
Joseph W. Brown

/s/ James D. Wehr	Director
James D. Wehr

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2021
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$155,631	$155,748	$155,748
States, municipalities, and political subdivisions	53,637	54,721	54,721
Mortgage-backed and asset-backed securities	557,940	559,876	559,876
Public utilities	28,790	29,085	29,085
All other corporate bonds	397,748	402,436	402,436
Total fixed maturities	1,193,746	1,201,866	1,201,866
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	99,978	99,978	99,978
Total equity securities	99,978	99,978	99,978
Other long-term investments	152,651	152,651	152,651
Total investments	$1,446,375	$1,454,495	$1,454,495

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

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2021	December 31, 2020
Fixed maturities	$59,113	$86,434
Equity securities, at fair value	77,264	60,379
Other invested assets	86,234	60,000
Total investments	222,611	206,813
Cash and cash equivalents	3,389	1,402
Intercompany note receivable (1)	—	11,283
Interest receivable – affiliate	—	57
Equity in unconsolidated subsidiaries (1)	480,866	495,138
Receivable for securities	332	2
Other assets	4,978	6,569
Total assets	$712,176	$721,264
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Note payable - affiliates (1)	$2,800	$-
Due to affiliates (1)	1,622	1,440
Other liabilities	1,133	1,500
Total liabilities	5,555	2,940
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares, no par value, 900,000,000 common shares authorized; class A common shares issued: 10,574,589 and 10,263,722, respectively; class A common shares outstanding: 10,557,093 and 10,263,722, respectively; class B common shares issued and outstanding: 3,947,206 and 4,133,366, respectively	—	—
Additional paid-in capital	447,406	445,051
Accumulated other comprehensive income, net of tax	6,404	34,308
Retained earnings	249,301	234,965
Class A common shares in treasury, at cost: 17,496 and 0 shares, respectively	(490)	—
Total shareholders' equity	706,621	718,324
Total liabilities and shareholders’ equity	$712,176	$721,264

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2021	2020 (1)
Revenues:
Net investment income	$6,763	$2,876
Intercompany interest income (2)	—	57
Net realized investment income (loss)	13,563	(1,444)
Other income	—	1
Total revenues	20,326	1,490
Expenses:
Intercompany interest expense (2)	1	550
Interest expense	142	218
Corporate and other operating expenses	864	23,641
Loss on extinguishment of debt	—	3,060
Income (loss) before equity in earnings of unconsolidated subsidiaries	19,319	(25,979)
Equity in earnings of unconsolidated subsidiaries (2)	10,035	4,973
Net income (loss)	29,354	(21,006)
Other comprehensive income (loss), net of tax:
Unrealized holdings losses arising during the period	(3,568)	(4,581)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (2)	(24,300)	21,657
Recognition of previously unrealized holding gains	(36)	(377)
Other comprehensive income (loss), net of tax	(27,904)	16,699
Comprehensive income (loss), net of tax	$1,450	$(4,307)

(1)	Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to December 31, 2020
(2)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

Year Ended December 31, 2019
Revenues:
Net investment income	$2,295
Net realized investment gain	574
Total revenues	2,869
Expenses:
Intercompany interest expense (1)	844
Interest expense	264
Other expenses	6,692
Loss before equity in earnings of unconsolidated subsidiaries	(4,931)
Equity in earnings of unconsolidated subsidiaries (1)	74,946
Net income	70,015
Other comprehensive income, net of tax:
Unrealized holding gains	872
Equity in other comprehensive income of unconsolidated subsidiaries (1)	38,520
Reclassification adjustment for gains included in net income	(552)
Other comprehensive income, net of tax	38,840
Comprehensive income, net of tax	$108,855

(1)	This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2021	2020 (1)
Net cash provided by (used in) operating activities	$7,264	$(23,602)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	84,070	126,834
Proceeds from sale of equity securities	27,600	137,533
Proceeds from maturity of fixed maturities	1,087	423
Proceeds from other invested assets	—	1,700
Purchases of fixed maturities	(60,800)	(202,664)
Purchases of equity securities	(30,956)	(168,795)
Purchases of other invested assets	(25,000)	(60,000)
Net cash used in investing activities	(3,999)	(164,969)
Cash flows from financing activities:
Distributions paid to common shareholders	(14,431)	(14,252)
Distributions paid to preferred shareholders	(440)	(133)
Proceeds from the repayment of a note receivable from affiliate	11,283	—
Proceeds from issuance of notes payable to affiliates	2,800	—
Issuance of series A cumulative fixed rate preferred shares	—	4,000
Dividends from subsidiaries	—	226,000
Capital contribution	—	(26,466)
Purchase of class A common shares	(490)	(153)
Net cash provided by (used in) financing activities	(1,278)	188,996
Net change in cash and equivalents	1,987	425
Cash and cash equivalents at beginning of period	1,402	977
Cash and cash equivalents at end of period	$3,389	$1,402

(1)	Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to December 31, 2020

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY LIMITED

SCHEDULE II – Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31, 2019
Net cash provided by operating activities	$2,632
Cash flows from investing activities:
Proceeds from sale of fixed maturities	48,393
Proceeds from sale of equity securities	10,900
Proceeds from other invested assets	4,363
Purchase of fixed maturities	(10,548)
Purchase of equity securities	(41,815)
Net cash provided by investing activities	11,293
Cash flows from financing activities:
Dividends paid to shareholders	(14,222)
Purchase of class A common shares	(947)
Net cash used in financing activities	(15,169)
Net change in cash and equivalents	(1,244)
Cash and cash equivalents at beginning of period	2,221
Cash and cash equivalents at end of period	$977

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2021:
Commercial Specialty	$32,287	$467,972	$156,698	$—
Farm, Ranch & Stable	8,458	45,418	40,999	—
Reinsurance Operations	18,908	102,902	57,067	—
Exited Lines	678	143,612	61,802	—
At December 31, 2020:
Commercial Specialty	$29,363	$404,757	$138,953	$—
Farm, Ranch & Stable	8,786	44,841	42,499	—
Reinsurance Operations	8,910	89,001	29,329	—
Exited Lines	18,136	124,212	81,714	—
At December 31, 2019:
Commercial Specialty	$31,787	$382,886	$132,641	$—
Farm, Ranch & Stable	9,612	45,601	44,048	—
Reinsurance Operations	9,645	84,193	18,818	—
Exited Lines	19,633	117,501	119,354	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2021:
Commercial Specialty	$340,029	$212,936	$76,567	$355,428
Farm, Ranch & Stable	71,899	43,369	16,832	70,472
Reinsurance Operations	77,802	48,709	25,458	106,540
Exited Lines	105,880	79,950	26,087	47,628
Total	$595,610	$384,964	$144,944	$580,068
For the year ended December 31, 2020:
Commercial Specialty	$292,331	$151,369	$73,179	$300,348
Farm, Ranch & Stable	76,166	47,151	18,473	74,163
Reinsurance Operations	46,105	28,718	24,331	55,616
Exited Lines	153,097	108,963	24,932	118,040
Total	$567,699	$336,201	$140,915	$548,167
For the year ended December 31, 2019:
Commercial Specialty	$248,073	$105,830	$68,146	$273,891
Farm, Ranch & Stable	71,312	42,700	18,307	74,416
Reinsurance Operations	19,154	10,872	22,658	34,837
Exited Lines	186,723	116,000	23,218	178,945
Total	$525,262	$275,402	$132,329	$562,089

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2021:	$37,020	$27,179
For the year ended December 31, 2020:	28,392	41,998
For the year ended December 31, 2019:	42,052	18,888

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2021:
Property & Liability Insurance	$578,171	$61,441	$78,880	$595,610	13.2%
For the year ended December 31, 2020:
Property & Liability Insurance	$560,658	$62,271	$69,312	$567,699	12.2%
For the year ended December 31, 2019:
Property & Liability Insurance	$527,018	$78,649	$76,893	$525,262	14.6%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2021:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,900	$96	$—	$—	$2,996
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2020:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,754	$146	$—	$—	$2,900
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2019:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,272	$482	$—	$—	$2,754
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,040	952	—	—	8,992

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2021	$60,331	$759,904	$—	$316,566
As of December 31, 2020	65,195	662,811	—	291,495
As of December 31, 2019	70,677	630,181	400	314,861

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2021:	$595,610	$37,020	$376,306	$8,658	$144,944	$300,156	$580,068
For the year ended December 31, 2020:	567,699	28,392	367,739	(31,538)	140,908	309,456	548,167
For the year ended December 31, 2019:	525,262	42,052	308,211	(32,809)	132,329	292,183	562,089

Note:  All of the Company's insurance subsidiaries are 100% owned and consolidated.