Form 10-Q
period 2022-03-31
Global Indemnity Group, LLC
filed 2022-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 29, 2022, the registrant had outstanding 10,592,278 Class A Common Shares and 3,947,206 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,145,141 and $1,193,746; net of allowance for expected credit losses of $0 at March 31, 2022 and December 31, 2021)	$1,129,276	$1,201,866
Equity securities, at fair value	22,822	99,978
Other invested assets	147,490	152,651
Total investments	1,299,588	1,454,495

Cash and cash equivalents	157,896	78,278
Premium receivables, net of allowance for expected credit losses of $2,937 at March 31, 2022 and $2,996 at December 31, 2021	134,278	128,444
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at March 31, 2022 and December 31, 2021	99,678	99,864
Funds held by ceding insurers	26,644	27,958
Deferred federal income taxes	45,410	37,329
Deferred acquisition costs	65,333	60,331
Intangible assets	20,164	20,261
Goodwill	5,398	5,398
Prepaid reinsurance premiums	52,619	53,494
Receivable for securities sold	7,080	—
Lease right of use assets	15,607	16,051
Other assets	29,801	30,906
Total assets	$1,959,496	$2,012,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$770,332	$759,904
Unearned premiums	326,350	316,566
Ceded balances payable	13,247	35,340
Payable for securities purchased	—	794
Contingent commissions	4,958	7,903
Debt	126,465	126,430
Lease liabilities	18,589	19,079
Other liabilities	29,900	40,172
Total liabilities	$1,289,841	$1,306,188

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,614,555 and 10,574,589 respectively; class A common shares outstanding: 10,592,278 and 10,557,093, respectively; class B common shares issued and outstanding: 3,947,206 and 3,947,206, respectively	—	—
Additional paid-in capital	448,266	447,406
Accumulated other comprehensive income (loss), net of tax	(12,772)	6,404
Retained earnings	230,771	249,301
Class A common shares in treasury, at cost: 22,277 and 17,496 shares, respectively	(610)	(490)
Total shareholders’ equity	669,655	706,621
Total liabilities and shareholders’ equity	$1,959,496	$2,012,809

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2022	2021
Revenues:
Gross written premiums	$190,983	$163,558

Net written premiums	$159,482	$147,683

Net earned premiums	$148,823	$143,700
Net investment income	6,592	9,836
Net realized investment gains (losses)	(25,385)	3,819
Other income	426	377
Total revenues	130,456	157,732

Losses and Expenses:
Net losses and loss adjustment expenses	84,695	90,783
Acquisition costs and other underwriting expenses	56,692	54,764
Corporate and other operating expenses	4,660	4,276
Interest expense	2,595	2,595
Income (loss) before income taxes	(18,186)	5,314
Income tax benefit	(3,413)	(203)
Net income (loss)	$(14,773)	$5,517
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$(14,883)	$5,407

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(1.03)	$0.38
Diluted	$(1.03)	$0.37
Weighted-average number of shares outstanding
Basic	14,514,950	14,380,423
Diluted	14,514,950	14,640,658
Cash distributions declared per common share	$0.25	$0.25

(1)	For the quarter ended March 31, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2022	2021
Net income (loss)	$(14,773)	$5,517

Other comprehensive income (loss), net of tax:
Unrealized holding losses	(42,372)	(25,178)
Reclassification adjustment for losses included in net income (loss)	23,085	816
Unrealized foreign currency translation gains (losses)	111	(93)
Other comprehensive loss, net of tax	(19,176)	(24,455)

Comprehensive loss, net of tax	$(33,949)	$(18,938)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2022	2021
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,574,589	10,263,722
Common shares issued under share incentive plans, net of forfeitures	15,156	20,104
Common shares issued to directors	24,810	20,006
Number at end of period	10,614,555	10,303,832
Number of class B common shares issued:
Number at beginning and end of period	3,947,206	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$447,406	$445,051
Share compensation plans	860	1,148
Balance at end of period	$448,266	$446,199
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$6,404	$34,308
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(19,287)	(24,362)
Unrealized foreign currency translation gains (losses)	111	(93)
Other comprehensive income (loss)	(19,176)	(24,455)
Balance at end of period	$(12,772)	$9,853
Retained earnings:
Balance at beginning of period	$249,301	$234,965
Net income (loss)	(14,773)	5,517
Preferred share distributions	(110)	(110)
Distributions to shareholders ($0.25 per share per quarter in 2022 and 2021)	(3,647)	(3,684)
Balance at end of period	$230,771	$236,688
Number of treasury shares:
Number at beginning of period	17,496	—
Class A common shares purchased	4,781	9,815
Forfeited shares	—	178
Number at end of period	22,277	9,993
Treasury shares, at cost:
Balance at beginning of period	$(490)	$—
Class A common shares purchased, at cost	(120)	(283)
Balance at end of period	$(610)	$(283)
Total shareholders’ equity	$669,655	$696,457

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(14,773)	$5,517
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	1,605	1,956
Amortization of debt issuance costs	35	35
Restricted stock and stock option expense	860	1,148
Deferred federal income taxes	(3,413)	(203)
Amortization of bond premium and discount, net	1,461	1,395
Net realized investment (gains) losses	25,385	(3,819)
(Income) loss from equity method investments, net of distributions	483	(584)
Changes in:
Premium receivables, net	(5,834)	(7,276)
Reinsurance receivables, net	186	3,277
Funds held by ceding insurers	1,455	8,672
Unpaid losses and loss adjustment expenses	10,428	13,097
Unearned premiums	9,784	5,517
Ceded balances payable	(22,093)	1,358
Other assets and liabilities	(8,559)	(10,329)
Contingent commissions	(2,945)	(6,353)
Deferred acquisition costs	(5,002)	(503)
Prepaid reinsurance premiums	875	(1,533)
Net cash provided by (used for) operating activities	(10,062)	11,372
Cash flows from investing activities:
Proceeds from sale of fixed maturities	140,150	364,277
Proceeds from sale of equity securities	86,173	37,475
Proceeds from maturity of fixed maturities	16,312	28,721
Proceeds from other invested assets	4,679	2,080
Amounts received (paid) in connection with derivatives	2,567	(262)
Purchases of fixed maturities	(145,955)	(441,964)
Purchases of equity securities	(10,362)	(17,566)
Net cash provided by (used for) investing activities	93,564	(27,239)
Cash flows from financing activities:
Distributions paid to common shareholders	(3,654)	(3,634)
Distributions paid to preferred shareholders	(110)	(110)
Purchases of class A common shares	(120)	(283)
Net cash used for financing activities	(3,884)	(4,027)
Net change in cash and cash equivalents	79,618	(19,894)
Cash and cash equivalents at beginning of period	78,278	67,359
Cash and cash equivalents at end of period	$157,896	$47,465

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

1.	Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020.  Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange under the ticker symbol GBLI.  Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for additional information regarding the redomestication.

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the exited lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment.  Accordingly, the Company will have four reportable segments: Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the quarter ended March 31, 2021 have been revised to reflect these changes.  See Note 13 for additional information regarding segments.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes binding authority, program, brokerage and reinsurance.  The insurance companies are managed through four business segments:  Commercial Specialty, Reinsurance Operations, Farm, Ranch & Stable, and Exited Lines.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products in the excess and surplus lines marketplace.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3) Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. The Company has also created several start-up business lines which distribute professional, environmental, and excess casualty products.  These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. The Company’s Farm, Ranch & Stable segment provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through wholesalers and retail agents, with a selected number having specific binding authority.  Exited Lines represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property

GLOBAL INDEMNITY GROUP, LLC

Brokerage, and property and catastrophe reinsurance treaties.  Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters ended March 31, 2022 and 2021 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2022
Fixed maturities:
U.S. treasuries	$137,804	$—	$153	$(1,490)	$136,467
Agency obligations	1,336	—	—	—	1,336
Obligations of states and political subdivisions	47,470	—	214	(588)	47,096
Mortgage-backed securities	226,077	—	695	(1,279)	225,493
Asset-backed securities	164,308	—	132	(3,385)	161,055
Commercial mortgage-backed securities	134,669	—	113	(2,074)	132,708
Corporate bonds	293,615	—	722	(6,118)	288,219
Foreign corporate bonds	139,862	—	237	(3,197)	136,902
Total fixed maturities	$1,145,141	$—	$2,266	$(18,131)	$1,129,276

GLOBAL INDEMNITY GROUP, LLC

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Fixed maturities:
U.S. treasuries	$149,934	$—	$603	$(419)	$150,118
Agency obligations	5,697	—	1	(68)	5,630
Obligations of states and political subdivisions	53,637	—	1,385	(301)	54,721
Mortgage-backed securities	250,007	—	2,618	(2,284)	250,341
Asset-backed securities	172,916	—	700	(974)	172,642
Commercial mortgage-backed securities	135,017	—	2,503	(627)	136,893
Corporate bonds	288,866	—	5,571	(2,054)	292,383
Foreign corporate bonds	137,672	—	2,370	(904)	139,138
Total fixed maturities	$1,193,746	$—	$15,751	$(7,631)	$1,201,866

As of March 31, 2022 and December 31, 2021, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Common stock	$873	$75,987
Preferred stock	21,949	23,991
Total	$22,822	$99,978

Excluding U.S. treasuries, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.1% and 2.0% of shareholders' equity at March 31, 2022 and December 31, 2021, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2022, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$55,361	$55,403
Due in one year through five years	347,255	339,895
Due in five years through ten years	178,800	176,877
Due in ten years through fifteen years	8,449	8,322
Due after fifteen years	30,222	29,523
Mortgage-backed securities	226,077	225,493
Asset-backed securities	164,308	161,055
Commercial mortgage-backed securities	134,669	132,708
Total	$1,145,141	$1,129,276

GLOBAL INDEMNITY GROUP, LLC

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2022.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$56,292	$(1,418)	$927	$(72)	$57,219	$(1,490)
Agency obligations	300	—	—	—	300	—
Obligations of states and political subdivisions	13,251	(588)	—	—	13,251	(588)
Mortgage-backed securities	42,236	(1,147)	2,712	(132)	44,948	(1,279)
Asset-backed securities	107,065	(2,592)	16,896	(793)	123,961	(3,385)
Commercial mortgage-backed securities	96,794	(1,936)	1,239	(138)	98,033	(2,074)
Corporate bonds	147,000	(5,584)	5,794	(534)	152,794	(6,118)
Foreign corporate bonds	78,946	(3,091)	1,210	(106)	80,156	(3,197)
Total fixed maturities	$541,884	$(16,356)	$28,778	$(1,775)	$570,662	$(18,131)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2021.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable related to fixed maturities was $5.5 million and $5.2 million as of March 31, 2022 and December 31, 2021, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2022, gross unrealized losses related to U.S. treasuries were $1.490 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Agency obligations – As of March 31, 2022, gross unrealized losses related to agency obligations were less than $0.001 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on agency obligations during the period.

Obligations of states and political subdivisions – As of March 31, 2022, gross unrealized losses related to obligations of states and political subdivisions were $0.588 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

GLOBAL INDEMNITY GROUP, LLC

Mortgage-backed securities (“MBS”) – As of March 31, 2022, gross unrealized losses related to mortgage-backed securities were $1.279 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2022, gross unrealized losses related to asset backed securities were $3.385 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 33.3.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2022, gross unrealized losses related to the CMBS portfolio were $2.074 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 41.1.  This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2022, gross unrealized losses related to corporate bonds were $6.118 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2022, gross unrealized losses related to foreign bonds were $3.197 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

GLOBAL INDEMNITY GROUP, LLC

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters ended March 31, 2022 and 2021 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters ended March 31,
(Dollars in thousands)	2022	2021
Fixed maturities:
Impairment related to intent to sell	(25,525)	—
Total	$(25,525)	$—

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell.  These securities had a fair market value of $365.3 million and a book value of $390.8 million at March 31, 2022 prior to impairment.  Most of the proceeds from the sale of these securities will be reinvested into fixed income investments with maturities of two years and less.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2022 and December 31, 2021 was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Net unrealized gains (losses) from:
Fixed maturities	$(15,865)	$8,120
Foreign currency fluctuations	(4)	(145)
Deferred taxes	3,097	(1,571)
Accumulated other comprehensive income (loss), net of tax	$(12,772)	$6,404

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters ended March 31, 2022 and 2021:

Quarter Ended March 31, 2022 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive income (loss) before reclassification, before tax	(52,749)	141	(52,608)
Amounts reclassified from accumulated other comprehensive income, before tax	28,764	—	28,764
Other comprehensive income (loss), before tax	(23,985)	141	(23,844)
Income tax benefit	4,697	(29)	4,668
Ending balance, net of tax	$(12,769)	$(3)	$(12,772)

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended March 31, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income before reclassification, before tax	(31,186)	(118)	(31,304)
Amounts reclassified from accumulated other comprehensive income, before tax	1,159	—	1,159
Other comprehensive income, before tax	(30,027)	(118)	(30,145)
Income tax benefit	5,665	25	5,690
Ending balance, net of tax	$9,819	$34	$9,853

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2022 and 2021 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$28,764	$1,159
	Income tax expense (benefit)	(5,679)	(343)
	Total reclassifications, net of tax	$23,085	$816

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Fixed maturities:
Gross realized gains	$206	$3,378
Gross realized losses	(28,970)	(4,537)
Net realized gains (losses)	(28,764)	(1,159)
Equity securities:
Gross realized gains	1,806	5,673
Gross realized losses	(3,151)	(1,305)
Net realized gains (losses)	(1,345)	4,368
Derivatives:
Gross realized gains	6,088	2,353
Gross realized losses	(1,364)	(1,743)
Net realized gains (losses) (1)	4,724	610
Total net realized investment gains (losses)	$(25,385)	$3,819

(1)	Includes periodic net interest settlements related to the derivatives of $1.4 million for the quarters ended March 31, 2022 and 2021, respectively.

GLOBAL INDEMNITY GROUP, LLC

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2022 and 2021:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Net gains (losses) recognized during the period on equity securities	$(1,345)	$4,368
Less: net gains (losses) recognized during the period on equity securities sold during the period	11,114	1,376
Unrealized gains (losses) recognized during the reporting period on equity securities	$(12,459)	$2,992

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Fixed maturities	$140,150	$364,277
Equity securities	86,173	37,475

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Fixed maturities	$6,404	$6,827
Equity securities	334	675
Cash and cash equivalents	32	50
Other invested assets	426	2,997
Total investment income	7,196	10,549
Investment expense	(604)	(713)
Net investment income	$6,592	$9,836

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Net investment income	$6,592	$9,836
Net realized investment gains (losses)	(25,385)	3,819
Change in unrealized holding gains (losses)	(23,844)	(30,145)
Net realized and unrealized investment returns	(49,229)	(26,326)
Total investment return	$(42,637)	$(16,490)
Total investment return % (1)	(2.8%)	(1.1%)
Average investment portfolio (2)	$1,498,272	$1,439,613

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of March 31, 2022, the Company owned fixed maturity securities with a market value of $0.2 million that were non-income producing for the preceding twelve months. As of December 31, 2021, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

GLOBAL INDEMNITY GROUP, LLC

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2022, the Company held insurance enhanced bonds with a market value of approximately $22.6 million which represented 1.5% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $10.0 million of municipal bonds, $4.8 million of commercial mortgage-backed securities, and $7.8 million of collateralized mortgage obligations.  The financial guarantors of the Company’s $22.6 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Municipal Bond Insurance Association ($0.3 million), Assured Guaranty Corporation ($7.9 million), Federal Home Loan Mortgage Corporation ($12.6 million), and Ambac Financial Group ($1.8 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2022.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust.  The fair values were as follows as of March 31, 2022 and December 31, 2021:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2022	December 31, 2021
On deposit with governmental authorities	$25,472	$26,093
Held in trust pursuant to third party requirements	112,367	119,513
Letter of credit held for third party requirements	1,187	2,512
Total	$139,026	$148,118

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $6.4 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $20.7 million and $22.8 million at March 31, 2022 and December 31, 2021, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $0.3 million at March 31, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $17.3 million at March 31, 2022 and December 31, 2021, respectively.  The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.7 million and $11.7 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $105.4 million and $106.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

GLOBAL INDEMNITY GROUP, LLC

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)		March 31, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$(2,307)	$213,022	$(8,395)
Total (1)		$213,022	$(2,307)	$213,022	$(8,395)

(1)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2022 and 2021:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2022	2021
Interest rate swap agreements	Net realized investment gains (losses)	$4,724	$929
Futures contracts on bonds	Net realized investment gains (losses)	—	(319)
Total		$4,724	$610

As of March 31, 2022 and December 31, 2021, the Company is due $2.4 million and $1.8 million, respectively, for funds it needed to post to execute the swap transaction and $5.1 million and $9.8 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$136,467	$—	$—	$136,467
Agency obligations	—	1,336	—	1,336
Obligations of states and political subdivisions	—	47,096	—	47,096
Mortgage-backed securities	—	224,515	978	225,493
Commercial mortgage-backed securities	—	132,708	—	132,708
Asset-backed securities	—	159,891	1,164	161,055
Corporate bonds	—	286,339	1,880	288,219
Foreign corporate bonds	—	136,902	—	136,902
Total fixed maturities	136,467	988,787	4,022	1,129,276
Equity securities	—	22,556	266	22,822
Total assets measured at fair value	$136,467	$1,011,343	$4,288	$1,152,098
Liabilities:
Derivative instruments	$—	$2,307	$—	$2,307
Total liabilities measured at fair value	$—	$2,307	$—	$2,307

GLOBAL INDEMNITY GROUP, LLC

	Fair Value Measurements
As of December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$150,118	$—	$—	$150,118
Agency obligations	—	5,630	—	5,630
Obligations of states and political subdivisions	—	54,721	—	54,721
Mortgage-backed securities	—	250,341	—	250,341
Commercial mortgage-backed securities	—	136,893	—	136,893
Asset-backed securities	—	171,686	956	172,642
Corporate bonds	—	290,807	1,576	292,383
Foreign corporate bonds	—	139,138	—	139,138
Total fixed maturities	150,118	1,049,216	2,532	1,201,866
Equity securities	75,750	23,991	237	99,978
Total assets measured at fair value	$225,868	$1,073,207	$2,769	$1,301,844
Liabilities:
Derivative instruments	$—	$8,395	$—	$8,395
Total liabilities measured at fair value	$—	$8,395	$—	$8,395

The securities classified as Level 1 in the above table consist of U.S. treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the above table consist of fixed maturities, equity securities, and derivative instruments.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information.  If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities.  Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.  The estimated fair value of the derivative instruments, consisting of interest rate swaps, is obtained from a third party financial institution that utilizes observable inputs such as the forward interest rate curve.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

GLOBAL INDEMNITY GROUP, LLC

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$2,769	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(8)	(39)
Included in earnings attributable to realized	(68)
Transfers into level 3	250	—
Transfers out of level 3	—	—
Amortization of bond premium and discount, net	—	—
Purchases	1,424	2,242
Sales	(79)	—
Ending balance	$4,288	2,203

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(5)	$—

For the Company’s material debt arrangements, the current fair value of the Company’s debt at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$126,465	$126,309	$126,430	$129,238
Total	$126,465	$126,309	$126,430	$129,238

(1)

As of March 31, 2022 and December 31, 2021, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of$3.5 million and $3.6 million, respectively.

The subordinated notes due 2047 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$6,440	$14,214	$8,636	$14,214
Distressed Debt Fund, LP (2)	303	17,000	349	17,000
Mortgage Debt Fund, LP (3)	9,687	—	11,707	—
Credit Fund, LLC (4)	105,400	—	106,162	—
Global Debt Fund, LP (5)	25,660	—	25,797	—
Total	$147,490	$31,214	$152,651	$31,214

GLOBAL INDEMNITY GROUP, LLC

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results.  The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $(0.1) million and $3.0 million for the quarters ended March 31, 2022 and 2021, respectively.

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

GLOBAL INDEMNITY GROUP, LLC

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

During the quarters ended March 31, 2022 and 2021, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$2,996	$2,900
Current period provision for expected credit losses	83	88
Write-offs	(142)	(216)
Ending balance	$2,937	$2,772

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	—	—
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Ending balance	$8,992	$8,992

6.	Income Taxes

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

GLOBAL INDEMNITY GROUP, LLC

As of March 31, 2022, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters ended March 31, 2022 and 2021.

The following table summarizes the components of income tax benefit:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Deferred income tax benefit:
U.S. Federal	$(3,413)	$(203)
Total deferred income tax benefit	(3,413)	(203)
Total income tax expense benefit	$(3,413)	$(203)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(3,819)	21.0%	$1,116	21.0%
Adjustments:
Dividend exclusion	(22)	0.1	(17)	(0.3)
Parent income treated as partnership for tax	243	(1.3)	(1,367)	(25.7)
Other	185	(1.0)	65	1.2
Effective income tax benefit	$(3,413)	18.8%	$(203)	(3.8%)

The effective income tax benefit rate for the quarter ended March 31, 2022 was 18.8% compared to an effective income tax benefit rate of 3.8% for the quarter ended March 31, 2021. The difference between 2022 and 2021 is due to a decline in net income at Global Indemnity Group, LLC which is treated as a partnership for tax.

The Company has a net operating loss (“NOL”) carryforward of $21.8 million as of March 31, 2022, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2021 was $28.6 million.

GLOBAL INDEMNITY GROUP, LLC

7.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$759,904	$662,811
Less: Ceded reinsurance receivables	94,443	82,158
Net balance at beginning of period	665,461	580,653
Incurred losses and loss adjustment expenses related to:
Current year	87,758	94,194
Prior years	(3,063)	(3,411)
Total incurred losses and loss adjustment expenses	84,695	90,783
Paid losses and loss adjustment expenses related to:
Current year	13,315	21,719
Prior years	59,703	53,230
Total paid losses and loss adjustment expenses	73,018	74,949
Net balance at end of period	677,138	596,487
Plus: Ceded reinsurance receivables	93,194	79,421
Balance at end of period	$770,332	$675,908

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2022, the Company decreased its prior accident year loss reserves by $3.1 million, which consisted of a $0.3 million increase related to Commercial Specialty, a $0.4 million decrease related to Farm, Ranch & Stable, and a $3.0 million decrease related to Exited Lines.

The $0.3 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Property:  A $0.2 million increase primarily recognizes higher than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by a decrease in the 2018 and 2021 accident years.

•

General Liability: A $0.1 million increase primarily in accident years prior to 2005 and the 2010, 2018 and 2020 accident years mainly reflects higher than expected claims severity, mostly offset by decreases in the 2006, 2007, 2011 and 2013 accident years.

•	Professional: A $0.1 million decrease mainly in the 2019 and 2020 accident years.

The $0.4 million reduction of prior accident year loss reserves related to Farm, Ranch & Stable primarily consisted of the following:

•	Property: A $0.2 million reduction primarily reflects lower than expected claims severity in the 2018 and 2019 accident years, partially offset by an increase in the 2021 accident year.
•	Liability: A $0.2 million decrease in the 2019 accident year reflecting a lower than expected claims severity.

The $3.0 million reduction of prior accident year loss reserves related to Exited Lines consisted of the following:

•

Property:  A $0.5 million decrease primarily reflects reductions in the specialty property lines, mainly in the 2016, 2018 and 2021 accident years, partially offset by an increase in the 2019 accident year.

•	General Liability: A $0.3 million reduction was from the specialty property lines, primarily in the 2017, 2020, and 2021 accident years partially offset by increases in the 2019 accident year.

GLOBAL INDEMNITY GROUP, LLC

•	Reinsurance: A $2.2 million decrease was primarily from one treaty and in the 2017 through 2021 accident years based on the reported information from the cedant.

During the first quarter of 2021, the Company reduced its prior accident year loss reserves by $3.4 million, which consisted of a $2.6 million decrease related to Commercial Specialty, a $0.7 million decrease related to Farm, Ranch & Stable, and a $0.1 million decrease related to Exited Lines.

The $2.6 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•	Property: A $2.4 million decrease primarily in the 2017 and 2019 through 2020 accident years mainly recognizing better than expected claims severity.
•	Professional: A $0.2 million decrease primarily in the 2019 and 2020 accident years mainly reflecting lower than anticipated claims severity.

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

The $0.1 million decrease of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•	General Liability: A $1.2 million reduction mostly in the 2018 accident year primarily reflects lower than anticipated claims severity.
•	Property: A $1.8 million increase reflects an increase of $2.4 million for Hurricane Michael, partially offset by reductions in specialty property mainly in the 2016 through 2019 accident years.
•

Reinsurance: A $0.6 million decrease was primarily based on a review of the experience reported from cedants.  There was a $0.6 million decrease in the property lines mainly in the 2011 and 2017 through 2018 accident years, partially offset by an increase in the 2010 and 2019 accident years.  In total, the property catastrophe segments decreased $2.6 million and the other property segments increased $2.0 million.

8.	Shareholders’ Equity

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the quarter ended March 31, 2022:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	4,781	(2)	$25.13	—	—
Total	4,781		$25.13	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

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

There were no class B common shares that were surrendered or repurchased during the quarters ended March 31, 2022 or 2021.

As of March 31, 2022, Global Indemnity Group, LLC’s class A common shares were held by approximately 165 shareholders of record. There were three holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of March 31, 2022.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of March 31, 2022.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
Various (1)	Various	Various	50
Total			$3,647

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
Various (1)	Various	Various	114
Total			$3,684

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets were $0.9 million as of both March 31, 2022 and December 31, 2021.  Accrued preferred distributions were less than $0.1 million as of both March 31, 2022 and December 31, 2021 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s distribution program.

GLOBAL INDEMNITY GROUP, LLC

9.	Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.9% of the voting power of Global Indemnity Group, LLC as of March 31, 2022.  The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

Management fee expense of $0.7 million was incurred during each of the quarters ended March 31, 2022 and 2021.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.2 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by either Global Indemnity Group, LLC’s Conflicts Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and recused himself from the Board of Directors’ deliberations related to fees paid to Fox Paine & Company, LLC or its affiliates).

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

GLOBAL INDEMNITY GROUP, LLC

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of March 31, 2022, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of March 31, 2022, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of March 31, 2022, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 9 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Farm, Ranch & Stable policies, or other conditions included in policies that would otherwise preclude coverage.
11.	Share-Based Compensation Plans

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan.  The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier.  Of these options, 46,667 options, which were due to vest on April 1, 2022, were recorded as forfeitures in the year ended December 31, 2021 as a result of not meeting performance requirements related to 2021.  No stock options were awarded during the quarter ended March 31, 2022. 300,000 unvested stock options were forfeited during the quarter ended March 31, 2021. No unvested stock options were forfeited during the quarter ended March 31, 2022.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters ended March 31, 2022 and 2021.

There were 26,080 and 20,437 restricted stock units that vested during the quarters ended March 31, 2022 and 2021, respectively.  Upon vesting, the restricted stock units converted to restricted class A common shares.

GLOBAL INDEMNITY GROUP, LLC

During the quarters ended March 31, 2022 and 2021, the Company granted 24,810 and 20,006 class A common shares, respectively, at a weighted average grant date value of $25.64 and $28.32 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended March 31, 2022 and 2021, the vesting of 7,313 and 4,903 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2022 and 2021 were fully vested but are subject to certain restrictions.

12.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2022	2021
Numerator:
Net income (loss)	$(14,773)	$5,517
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$(14,883)	$5,407

Denominator:
Weighted average shares for basic earnings per share	14,514,950	14,380,423
Non-vested restricted stock	—	10,065
Non-vested restricted stock units	—	137,839
Options	—	112,331
Weighted average shares for diluted earnings per share (1)	14,514,950	14,640,658

Earnings per share - Basic	$(1.03)	$0.38
Earnings per share - Diluted	$(1.03)	$0.37

(1)	For the quarter ended March 31, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

If the Company had not incurred a loss in the quarter ended March 31, 2022, 14,701,350 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 91,435 shares of non-vested restricted stock units and 94,965 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 393,333 shares and 540,000 shares for the quarters ended March 31, 2022 and 2021, respectively, which were deemed to be anti-dilutive.

13.	Segment Information

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which was part of the Specialty Property segment.  The Company previously decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the Exited Lines separately. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  The Farm, Ranch & Stable segment was not impacted by these decisions and will continue to be reported as a segment. Accordingly, the Company has four reportable segments: Commercial Specialty, Reinsurance

GLOBAL INDEMNITY GROUP, LLC

Operations, Farm, Ranch & Stable, and Exited Lines.  Management believes these segments will allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the quarter ended March 31, 2021 have been revised to reflect these changes.

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

The following are tabulations of business segment information for the quarters ended March 31, 2022 and 2021:

Quarter Ended March 31, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Farm, Ranch & Stable	Exited Lines	Total
Revenues:
Gross written premiums	$104,266	$41,445		$22,676	$22,596	$190,983
Net written premiums	$98,313	$41,445		$19,012	$712	$159,482
Net earned premiums	$91,763	$34,963		$17,643	$4,454	$148,823
Other income (loss)	259	(20)		38	162	439
Total revenues	92,022	34,943		17,681	4,616	149,262
Losses and Expenses:
Net losses and loss adjustment expenses	52,053	21,457		10,958	227	84,695
Acquisition costs and other underwriting expenses	33,689	12,177		6,814	4,012	56,692
Income (loss) from segments	$6,280	$1,309		$(91)	$377	$7,875
Unallocated Items:
Net investment income						6,592
Net realized investment loss						(25,385)
Other loss						(13)
Corporate and other operating expenses						(4,660)
Interest expense						(2,595)
Loss before income taxes						(18,186)
Income tax benefit						3,413
Net loss						$(14,773)

Segment assets	$967,718	$267,466		$142,492	$250,735	$1,628,411
Corporate assets						331,085
Total assets						$1,959,496

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended March 31, 2021 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Farm, Ranch & Stable	Exited Lines	Total
Revenues:
Gross written premiums	$89,334	$21,951		$21,002	$31,271	$163,558
Net written premiums	$82,172	$21,951		$17,603	$25,957	$147,683
Net earned premiums	$78,692	$16,798		$18,141	$30,069	$143,700
Other income (loss)	244	(56)		34	186	408
Total revenues	78,936	16,742		18,175	30,255	144,108
Losses and Expenses:
Net losses and loss adjustment expenses	49,790	10,875		11,801	18,317	90,783
Acquisition costs and other underwriting expenses	29,052	5,779		6,986	12,947	54,764
Income (loss) from segments	$94	$88		$(612)	$(1,009)	$(1,439)
Unallocated Items:
Net investment income						9,836
Net realized investment gains						3,819
Other loss						(31)
Corporate and other operating expenses						(4,276)
Interest expense						(2,595)
Income before income taxes						5,314
Income tax benefit						203
Net income						$5,517

Segment assets	$845,760	$165,672		$146,777	$365,866	$1,524,075
Corporate assets						373,571
Total assets						$1,897,646

(1)	External business only, excluding business assumed from affiliates.
14.	New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended March 31, 2022.

Please see Note 24 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

15.	Subsequent Events

Redemption of 7.875% Subordinated Notes due 2047 (“2047 Notes”)

On April 15, 2022, the Company redeemed the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including, the Redemption Date of April 15, 2022.

Board of Directors

Effective April 13, 2022, James D. Wehr is no longer a Designated Director of the Company’s Board of Directors and his service to the Company’s Board of Directors ended on the same date.

GLOBAL INDEMNITY GROUP, LLC

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties.  Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.  For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022.  Distributions paid to common shareholders were $3.7 million during the quarter ended March 31, 2022.  In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2022.

Board of Directors

Effective January 1, 2022, Bruce R. Lederman ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors. Effective January 22, 2022, Jason B. Hurwitz ceased to be a Fox Paine Entities’ appointed member of the Company’s Board of Directors.

Effective February 9, 2022, James R. Holt, Jr. became a Fox Paine Entities’ appointed member of the Company’s Board of Directors.  Mr. Holt is a member of the Audit Committee, the Nomination, Compensation & Governance Committee, the Enterprise Risk Management Committee, and the Technology Committee.

Effective April 13, 2022, James D. Wehr is no longer a Designated Director of the Company’s Board of Directors and his service to the Company’s Board of Directors ended on the same date.

Redemption of Debt

On April 15, 2022, the Company redeemed the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022.

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

GLOBAL INDEMNITY GROUP, LLC

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 195 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.  The Company has also created several start-up business lines which distribute professional, environmental, and excess casualty products.

The Company’s Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.  It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.

The Company’s Farm, Ranch & Stable segment, primarily via American Reliable, provides specialized property and casualty coverage including Commercial Farm Auto and Excess/Umbrella Coverage for the agriculture industry as well as specialized insurance products for the equine mortality and equine major medical industry.  These insurance products are sold through a group of approximately 240 agents, primarily comprised of wholesalers and retail agents, with a selected number having specific binding authority.

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, and property and catastrophe reinsurance treaties.  These insurance products were distributed through a group of approximately 205 wholesale general agents, wholesale insurance brokers, program administrators, and retail agents.

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

GLOBAL INDEMNITY GROUP, LLC

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation.  For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes to any of these policies or underlying methodologies during the current year.

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2022 and 2021:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Gross written premiums	$190,983	$163,558	16.8%

Net written premiums	$159,482	$147,683	8.0%

Net earned premiums	$148,823	$143,700	3.6%
Other income	439	408	7.6%
Total revenues	149,262	144,108	3.6%

Losses and expenses:
Net losses and loss adjustment expenses	84,695	90,783	(6.7%)
Acquisition costs and other underwriting expenses	56,692	54,764	3.5%
Underwriting income (loss)	7,875	(1,439)	NM

Net investment income	6,592	9,836	(33.0%)
Net realized investment gains (losses)	(25,385)	3,819	NM
Other loss	(13)	(31)	58.1%
Corporate and other operating expenses	(4,660)	(4,276)	9.0%
Interest expense	(2,595)	(2,595)	—
Income (loss) before income taxes	(18,186)	5,314	NM

Income tax benefit	(3,413)	(203)	NM
Net income (loss)	$(14,773)	$5,517	NM

Underwriting Ratios:
Loss ratio (1):	56.9%	63.1%
Expense ratio (2)	38.1%	38.1%
Combined ratio (3)	95.0%	101.2%

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

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021	% Change
Gross written premiums (1)
Commercial Specialty	$104,266	$89,334	16.7%
Reinsurance Operations (3)	41,445	21,951	88.8%
Farm, Ranch & Stable	22,676	21,002	8.0%
Continuing Lines	168,387	132,287	27.3%
Exited Lines	22,596	31,271	(27.7%)
Total gross written premiums	$190,983	$163,558	16.8%

Ceded written premiums
Commercial Specialty	$5,953	$7,162	(16.9%)
Reinsurance Operations (3)	—	—	—
Farm, Ranch & Stable	3,664	3,399	7.8%
Continuing Lines	9,617	10,561	(8.9%)
Exited Lines	21,884	5,314	NM
Total ceded written premiums	$31,501	$15,875	98.4%

Net written premiums (2)
Commercial Specialty	$98,313	$82,172	19.6%
Reinsurance Operations (3)	41,445	21,951	88.8%
Farm, Ranch & Stable	19,012	17,603	8.0%
Continuing Lines	158,770	121,726	30.4%
Exited Lines	712	25,957	(97.3%)
Total net written premiums	$159,482	$147,683	8.0%

Net earned premiums
Commercial Specialty	$91,763	$78,692	16.6%
Reinsurance Operations (3)	34,963	16,798	108.1%
Farm, Ranch & Stable	17,643	18,141	(2.7%)
Continuing Lines	144,369	113,631	27.1%
Exited Lines	4,454	30,069	(85.2%)
Total net earned premiums	$148,823	$143,700	3.6%
(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 16.8% for the quarter ended March 31, 2022 as compared to same period in 2021.  The increase in gross written premiums is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty, the organic growth of existing casualty treaties within Reinsurance Operations, and growth of mortality business and increased pricing within Farm, Ranch & Stable partially offset by a reduction in premiums within Exited Lines.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Ratios

	Quarters Ended March 31,		Point
	2022	2021	Change
Loss ratio
Commercial Specialty	56.7%	63.3%	(6.6)
Reinsurance Operations	61.4%	64.7%	(3.3)
Farm, Ranch & Stable	62.1%	65.1%	(3.0)
Continuing Lines	58.5%	63.8%	(5.3)
Exited Lines	5.0%	61.0%	(56.0)
Total loss ratio	56.9%	63.1%	(6.2)
Expense ratio
Commercial Specialty	36.7%	36.9%	(0.2)
Reinsurance Operations	34.8%	34.4%	0.4
Farm, Ranch & Stable	38.6%	38.5%	0.1
Continuing Lines	36.5%	36.8%	(0.3)
Exited Lines	90.1%	43.1%	47.0
Total expense ratio	38.1%	38.1%	—
Combined ratio
Commercial Specialty	93.4%	100.2%	(6.8)
Reinsurance Operations	96.2%	99.1%	(2.9)
Farm, Ranch & Stable	100.7%	103.6%	(2.9)
Continuing Lines	95.0%	100.6%	(5.6)
Exited Lines	95.1%	104.1%	(9.0)
Total combined ratio	95.0%	101.2%	(6.2)

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2022	2021	Change
Commercial Specialty	94.3%	92.0%	2.3
Reinsurance Operations	100.0%	100.0%	—
Farm, Ranch & Stable	83.8%	83.8%	—
Continuing Lines	94.3%	92.0%	2.3
Exited Lines	3.2%	83.0%	(79.8)
Total	83.5%	90.3%	(6.8)

The net premium retention for the quarter ended March 31, 2022 decreased by 6.8 points as compared to the same period in 2021.  The reduction in retention is primarily driven by the Company entering into an agreement effective November 30, 2021 where American Family Mutual Insurance Company agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies included in the sale of the renewal rights of the Company’s manufactured and dwelling homes products that were in force as of November 30, 2021.  See Note 3 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for additional information on this reinsurance agreement as well as the sale of renewal rights related to the Company’s manufactured and dwelling home products.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 16.6% for the quarter ended March 31, 2022 as compared to the same period in 2021.  The increase in net earned premiums was primarily due to a growth in premiums

GLOBAL INDEMNITY GROUP, LLC

written as a result of organic growth from existing agents, pricing increases, and several new programs.  Property net earned premiums were $35.5 million and $37.1 million for the quarters ended March 31, 2022 and 2021, respectively. Casualty net earned premiums were $56.3 million and $41.6 million for the quarters ended March 31, 2022 and 2021, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 108.1% for the quarter ended March 31, 2022 as compared to the same period in 2021 primarily due to organic growth of existing casualty treaties.  Property net earned premiums were less than $0.1 million for the quarter ended March 31, 2022.  There was no property net earned premiums for the quarter ended March 31, 2021.  Casualty net earned premiums were $34.9 million and $16.8 million for the quarters ended March 31, 2022  and 2021, respectively.

Net earned premiums within the Farm, Ranch & Stable segment decreased by 2.7% for the quarter ended March 31, 2022 as compared to the same periods in 2021. The decrease in net earned premiums was primarily due to the continued reduction of catastrophe exposed business in prior periods.  Property net earned premiums were $13.3 million and $13.6 million for the quarters ended March 31, 2022 and 2021, respectively.  Casualty net earned premiums were $4.3 million and $4.6 million for the quarters ended March 31, 2022 and 2021, respectively.

Net earned premiums within the Exited Lines segment decreased by 85.2% for the quarter ended March 31, 2022 as compared to the same periods in 2021 primarily due to the sale of the renewal rights related to the Company’s manufactured and dwelling home products on October 26, 2021.  The decrease in net earned premiums is also due to exiting lines of business unrelated to the company’s continuing businesses.  Property net earned premiums were $4.3 million and $28.3 million for the quarters ended March 31, 2022 and 2021, respectively. Casualty net earned premiums were $0.1 million and $1.7 million for the quarters ended March 31, 2022 and 2021, respectively.

Reserves

Management’s best estimate at March 31, 2022 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $770.3 million and $677.1 million, respectively, as of March 31, 2022.  A breakout of the Company’s gross and net reserves, as of March 31, 2022, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$154,338	$311,048	$465,386
Reinsurance Operations	6,275	116,552	122,827
Farm, Ranch & Stable	13,446	33,730	47,176
Continuing Lines	174,059	461,330	635,389
Exited Lines	71,755	63,188	134,943
Total	$245,814	$524,518	$770,332

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$129,971	$279,718	$409,689
Reinsurance Operations	6,275	116,552	122,827
Farm, Ranch & Stable	10,734	24,778	35,512
Continuing Lines	146,980	421,048	568,028
Exited Lines	53,640	55,470	109,110
Total	$200,620	$476,518	$677,138

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely

GLOBAL INDEMNITY GROUP, LLC

influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $87.8 million for claims occurring during the quarter ended March 31, 2022:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(12,731)	(8,561)	(4,390)	(220)	3,951
	-3%	(11,151)	(6,892)	(2,634)	1,624	5,883
	-2%	(10,360)	(6,058)	(1,756)	2,546	6,848
	-1%	(9,570)	(5,224)	(878)	3,468	7,814
	0%	(8,780)	(4,390)	—	4,390	8,780
	1%	(7,990)	(3,556)	878	5,312	9,746
	2%	(7,200)	(2,722)	1,756	6,234	10,712
	3%	(6,409)	(1,888)	2,634	7,156	11,677
	5%	(4,829)	(220)	4,390	9,000	13,609

The Company’s net reserves for losses and loss adjustment expenses of $677.1 million as of March 31, 2022 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Results

Commercial Specialty

The components of income and loss from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Gross written premiums	$104,266	$89,334	16.7%

Net written premiums	$98,313	$82,172	19.6%

Net earned premiums	$91,763	$78,692	16.6%
Other income	259	$244	6.1%
Total revenues	92,022	78,936	16.6%

Losses and expenses:
Net losses and loss adjustment expenses	52,053	49,790	4.5%
Acquisition costs and other underwriting expenses	33,689	29,052	16.0%
Underwriting income (loss)	$6,280	$94	NM

	Quarters Ended March 31,		Point
	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	56.4%	66.6%	(10.2)
Prior accident year	0.3%	(3.3%)	3.6
Calendar year loss ratio	56.7%	63.3%	(6.6)
Expense ratio	36.7%	36.9%	(0.2)
Combined ratio	93.4%	100.2%	(6.8)

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

	Quarters Ended March 31,
	2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$17,580	49.5%	$20,572	55.4%
Effect of prior accident year	(757)	(2.1%)	(1,538)	(4.1%)
Non catastrophe property losses and ratio (2)	$16,823	47.4%	$19,034	51.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,233	6.3%	$8,718	23.5%
Effect of prior accident year	981	2.8%	(906)	(2.4%)
Catastrophe losses and ratio (2)	$3,214	9.1%	$7,812	21.1%

Total property losses and ratio excluding the effect of prior accident year (1)	$19,813	55.8%	$29,290	78.9%
Effect of prior accident year	224	0.7%	(2,444)	(6.5%)
Total property losses and ratio (2)	$20,037	56.5%	$26,846	72.4%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$31,963	56.8%	$23,094	55.6%
Effect of prior accident year	53	0.1%	(150)	(0.4%)
Total casualty losses and ratio (2)	$32,016	56.9%	$22,944	55.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$51,776	56.4%	$52,384	66.6%
Effect of prior accident year	277	0.3%	(2,594)	(3.3%)
Total net losses and loss adjustment expense and total loss ratio (2)	$52,053	56.7%	$49,790	63.3%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million and $0.2 million for the quarters ended March 31, 2022 and 2021, respectively.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Property losses
Non-catastrophe	$17,580	$20,572	(14.5%)
Catastrophe	2,233	8,718	(74.4%)
Property losses	19,813	29,290	(32.4%)
Casualty losses	31,963	23,094	38.4%
Total accident year losses	$51,776	$52,384	(1.2%)

	Quarters Ended March 31,		Point
	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	49.5%	55.4%	(5.9)
Catastrophe	6.3%	23.5%	(17.2)
Property loss ratio	55.8%	78.9%	(23.1)
Casualty loss ratio	56.8%	55.6%	1.2
Total accident year loss ratio	56.4%	66.6%	(10.2)

The current accident year non-catastrophe property loss ratio improved by 5.9 points during the quarter ended March 31, 2022 as compared to the same period in 2021 reflecting lower claims frequency in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 17.2 points during the quarter ended March 31, 2022 as compared to the same period in 2021 recognizing much lower claims frequency in the first accident quarter compared to last year.

The current accident year casualty loss ratio increased by 1.2 points during the quarter ended March 31, 2022 as compared to the same period in 2021 reflecting slightly higher claims frequency in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2022 includes an increase of $0.3 million, or 0.3 percentage points related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2021 includes an decrease of $2.6 million, or 3.3 percentage points related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 0.2 points from 36.9% for the quarter ended March 31, 2021 to 36.7% for the quarter ended March 31, 2022. The improvement in the expense ratio is primarily due to higher earned premiums.

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

GLOBAL INDEMNITY GROUP, LLC

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022 (1)	2021 (1)	Change
Gross written premiums	$41,445	$21,951	88.8%

Net written premiums	$41,445	$21,951	88.8%

Net earned premiums	$34,963	$16,798	108.1%
Other loss	(20)	(56)	(64.3%)
Total revenues	34,943	16,742	108.7%

Losses and expenses:
Net losses and loss adjustment expenses	21,457	10,875	97.3%
Acquisition costs and other underwriting expenses	12,177	5,779	110.7%
Underwriting income	$1,309	$88	NM

	Quarters Ended March 31,		Point
	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.4%	64.7%	(3.3)
Prior accident year	—%	—%	—
Calendar year loss ratio (3)	61.4%	64.7%	(3.3)
Expense ratio	34.8%	34.4%	0.4
Combined ratio	96.2%	99.1%	(2.9)

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

NM – not meaningful

GLOBAL INDEMNITY GROUP, LLC

Reconciliation of non-GAAP financial ratios

The table above reconciles the non-GAAP ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP ratio. The Company believes the non-GAAP ratios are useful to investors when evaluating the Company's underwriting performance as trends within Reinsurance Operations may be obscured by prior accident year adjustments. These non-GAAP ratios should not be considered as a substitute for its most directly comparable GAAP ratio and does not reflect the overall underwriting profitability of the Company.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Loss

Other loss was less than $0.1 million and $0.1 million for the quarters ended March 31, 2022 and 2021, respectively.  Other income is primarily comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 3.3 points during the quarter ended March 31, 2022 as compared to the same period in 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year.

The calendar year loss ratios for the quarters ended March 31, 2022 and 2021 does not include any adjustment related to reserve development on prior accident years.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment increased 0.4 points from 34.4% for the quarter ended March 31, 2021 to 34.8% for the quarter ended March 31, 2022 primarily due to an increase in commission expense which was partially offset by a reduction in the expense ratio as a result of a growth in net earned premiums.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Reinsurance Operations’ business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Farm, Ranch & Stable

The components of loss from the Company’s Farm, Ranch & Stable segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Gross written premiums	$22,676	$21,002	8.0%

Net written premiums	$19,012	$17,603	8.0%

Net earned premiums	$17,643	$18,141	(2.7%)
Other income	38	34	11.8%
Total revenues	17,681	18,175	(2.7%)

Losses and expenses:
Net losses and loss adjustment expenses	10,958	11,801	(7.1%)
Acquisition costs and other underwriting expenses	6,814	6,986	(2.5%)
Underwriting loss	$(91)	$(612)	(85.1%)

	Quarters Ended March 31,		Point
	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	64.1%	69.2%	(5.1)
Prior accident year	(2.0%)	(4.1%)	2.1
Calendar year loss ratio	62.1%	65.1%	(3.0)
Expense ratio	38.6%	38.5%	0.1
Combined ratio	100.7%	103.6%	(2.9)

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

	Quarters Ended March 31,
	2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$7,426	55.8%	$5,967	44.0%
Effect of prior accident year	(220)	(1.7%)	315	2.3%
Non catastrophe property losses and ratio (2)	$7,206	54.1%	$6,282	46.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,833	13.8%	$4,127	30.4%
Effect of prior accident year	(7)	(0.1%)	(1,045)	(7.7%)
Catastrophe losses and ratio (2)	$1,826	13.7%	$3,082	22.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$9,259	69.6%	$10,094	74.4%
Effect of prior accident year	(227)	(1.8%)	(730)	(5.4%)
Total property losses and ratio (2)	$9,032	67.8%	$9,364	69.0%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,057	47.5%	$2,452	53.6%
Effect of prior accident year	(131)	(3.0%)	(15)	(0.3%)
Total casualty losses and ratio (2)	$1,926	44.5%	$2,437	53.3%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$11,316	64.1%	$12,546	69.2%
Effect of prior accident year	(358)	(2.0%)	(745)	(4.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$10,958	62.1%	$11,801	65.1%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was less than $0.1 million in each of the quarters ended March 31, 2022 and 2021.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Property losses
Non-catastrophe	$7,426	$5,967	24.5%
Catastrophe	1,833	4,127	(55.6%)
Property losses	9,259	10,094	(8.3%)
Casualty losses	2,057	2,452	(16.1%)
Total accident year losses	$11,316	$12,546	(9.8%)

	Quarters Ended March 31,		Point
	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	55.8%	44.0%	11.8
Catastrophe	13.8%	30.4%	(16.6)
Property loss ratio	69.6%	74.4%	(4.8)
Casualty loss ratio	47.5%	53.6%	(6.1)
Total accident year loss ratio	64.1%	69.2%	(5.1)

The current accident year non-catastrophe property loss ratio increased by 11.8 points during the quarter ended March 31, 2022 as compared to the same period in 2021 due to higher claims frequency and severity in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio improved by 16.6 points during the quarter ended March 31, 2022 as compared to the same period in 2021 recognizing much lower claims frequency in the first accident quarter compared to last year.

The current accident year casualty loss ratio improved by 6.1 points during the quarter ended March 31, 2022 as compared to the same period in 2021 reflecting lower claims severity in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2022 includes a decrease of $0.4 million, or 2.0 percentage points related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $0.7 million, or 4.1 percentage points related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Farm, Ranch & Stable Segment increased by 0.1 points from 38.5% for the quarter ended March 31, 2021 to 38.6% for the quarter ended March 31, 2022.

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

GLOBAL INDEMNITY GROUP, LLC

Exited Lines

The components of income from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Gross written premiums	$22,596	$31,271	(27.7%)

Net written premiums	$712	$25,957	(97.3%)

Net earned premiums	$4,454	$30,069	(85.2%)
Other income	162	186	(12.9%)
Total revenues	4,616	30,255	(84.7%)

Losses and expenses:
Net losses and loss adjustment expenses	227	18,317	(98.8%)
Acquisition costs and other underwriting expenses	4,012	12,947	(69.0%)
Underwriting income	$377	$(1,009)	(137.4%)

	Quarters Ended March 31,		Point
	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	72.0%	61.2%	10.8
Prior accident year	(67.0%)	(0.2%)	(66.8)
Calendar year loss ratio	5.0%	61.0%	(56.0)
Expense ratio	90.1%	43.1%	47.0
Combined ratio	95.1%	104.1%	(9.0)

NM – not meaningful

GLOBAL INDEMNITY GROUP, LLC

Reconciliation of non-GAAP financial ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Exited Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$2,589	60.2%	$13,370	47.2%
Effect of prior accident year	(1,317)	(30.6%)	1,726	6.1%
Non catastrophe property losses and ratio (2)	$1,272	29.6%	$15,096	53.3%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$238	5.5%	$4,065	14.4%
Effect of prior accident year	(1,349)	(31.3%)	(562)	(2.0%)
Catastrophe losses and ratio (2)	$(1,111)	(25.8%)	$3,503	12.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$2,827	65.7%	$17,435	61.6%
Effect of prior accident year	(2,666)	(61.9%)	1,164	4.1%
Total property losses and ratio (2)	$161	3.8%	$18,599	65.7%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$382	256.2%	$954	54.7%
Effect of prior accident year	(316)	(211.8%)	(1,236)	(70.9%)
Total casualty losses and ratio (2)	$66	44.4%	$(282)	(16.2%)

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$3,209	72.0%	$18,389	61.2%
Effect of prior accident year	(2,982)	(67.0%)	(72)	(0.2%)
Total net losses and loss adjustment expense and total loss ratio (2)	$227	5.0%	$18,317	61.0%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.2 million for each of the quarters ended March 31, 2022 and 2021.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Property losses
Non-catastrophe	$2,589	$13,370	(80.6%)
Catastrophe	238	4,065	(94.1%)
Property losses	2,827	17,435	(83.8%)
Casualty losses	382	954	(60.0%)
Total accident year losses	$3,209	$18,389	(82.5%)

	Quarters Ended March 31,		Point
	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	60.2%	47.2%	13.0
Catastrophe	5.5%	14.4%	(8.9)
Property loss ratio	65.7%	61.6%	4.1
Casualty loss ratio	256.2%	54.7%	201.5
Total accident year loss ratio	72.0%	61.2%	10.8

The current accident year non-catastrophe property loss ratio increased by 13.0 points during the quarter ended March 31, 2022 as compared to the same period in 2021 recognizing higher claims frequency in the specialty property lines and higher claims severity in the property brokerage lines.

The current accident year catastrophe loss ratio improved by 8.9 points during the quarter ended March 31, 2022 as compared to the same period in 2021 recognizing lower claims frequency in the specialty property lines and lower claims frequency and severity in the property brokerage lines.

The current accident year casualty loss ratio increased by 201.5 points during the quarter ended March 31, 2022 as compared to the same period in 2021 which reflects that the premium has been running off and is down to $0.1 million in net earned premiums in the quarter.

The calendar year loss ratio for the quarter ended March 31, 2022 includes a decrease of $3.0 million, or 67.0 percentage points related to reserve development on prior accident years.  The calendar year loss ratio for the quarter ended March 31, 2021 includes a decrease of $0.1 million, or 0.2 percentage points related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines increased by 47.0 points from 43.1% for the quarter ended March 31, 2021 to 90.1% for the quarter ended March 31, 2022 primarily due to the reduction in earned premiums resulting from the runoff of lines of business that the Company is no longer writing.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Exited Lines’ business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 3.0 years.

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2022	2021	Change
Gross investment income (1)	$7,196	$10,549	(31.8%)
Investment expenses	(604)	(713)	(15.3%)
Net investment income	$6,592	$9,836	(33.0%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 31.8% for the quarter ended March 31, 2022 as compared to the same period in 2021 primarily due to decreased returns from alternative investments and a decrease in dividend income as a result of the liquidation of the Company’s common stock portfolio during the quarter.

Investment expenses decreased by 15.3% for the quarter ended March 31, 2022 as compared to the same period in 2021 due to decreased investment management expenses as a result of the liquidation of the Company’s common stock portfolio during the quarter.

At March 31, 2022, the Company held agency mortgage-backed securities with a market value of $129.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 3.2 years as of March 31, 2022, compared with 4.9 years as of March 31, 2021.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 2.8 years and 4.7 years as of March 31, 2022 and March 31, 2021, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.6% as of March 31, 2022, compared to 2.3% as of March 31, 2021. The embedded book yield on the $47.0 million of taxable municipal bonds in the Company’s portfolio, was 3.2% at March 31, 2022, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $63.7 million at March 31, 2021.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021
Equity securities	$(1,345)	$4,368
Fixed maturities	(3,239)	(1,159)
Derivatives	4,724	610
Other-than-temporary impairment losses	(25,525)	—
Net realized investment gains (losses)	$(25,385)	$3,819

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell.  These securities had a fair market value of $365.3 million and a book value of $390.8 million at March 31, 2022 prior to impairment.  Most of the proceeds from the sale of these securities are being reinvested into fixed income investments with maturities of two years and less.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2022 and 2021.

GLOBAL INDEMNITY GROUP, LLC

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $4.7 million and $4.3 million during the quarters ended March 31, 2022 and 2021, respectively.  The increase in corporate expenses was primarily due to an increase in compensation cost.

Interest Expense

Interest expense was $2.6 million during each of the quarters ended March 31, 2022 and 2021.

Income Tax Benefit

Income tax benefit was $3.4 million and $0.2 million for the quarters ended March 31, 2022 and 2021, respectively. The increase in the income tax benefit is primarily due to the net realized investment losses recognized due to the impairment of the investment portfolio as discussed above in the net realized investment gains (losses) section.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net loss of $14.8 million and net income of $5.5 million for the quarters ended March 31, 2022 and 2021, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distributions to shareholders, and share repurchases.  The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations.  In order to meet its short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

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

As of March 31, 2022, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

GLOBAL INDEMNITY GROUP, LLC

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2021 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2021 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  During the quarter ended March 31, 2022, the United National insurance companies, Penn-America insurance companies, and American Reliable Insurance Company declared dividends in the amount of $4.5 million, $7.5 million, and $22.5 million, respectively.  These dividends were in April, 2022.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments.  As a result of the distribution policy, funds may also be used to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by (used for) operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was ($10.1) million and $11.4 million for the quarters ended March 31, 2022 and 2021, respectively.  The decrease in operating cash flows of approximately $21.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2022	2021	Change
Net premiums collected	$132,367	$148,915	$(16,548)
Net losses paid	(74,081)	(74,409)	328
Underwriting and corporate expenses	(74,087)	(69,968)	(4,119)
Net investment income	8,299	9,360	(1,061)
Interest paid	(2,560)	(2,526)	(34)
Net cash provided by (used for) operating activities	$(10,062)	$11,372	$(21,434)

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

GLOBAL INDEMNITY GROUP, LLC

Company’s liquidity. However, given the ongoing uncertainty surrounding the duration, magnitude and geographic reach of COVID-19, the Company is regularly evaluating the impact of COVID-19 on its liquidity.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022.  Distributions paid to common shareholders were $3.7 million during the quarter ended March 31, 2022.   In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2022.

Redemption of Debt

On April 15, 2022, the Company redeemed the entire $130 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022.  The funds to redeem the debt were primarily obtained through the sale of the Company’s equity portfolio in the amount of $75.9 million, $32.0 million in dividends from insurance company subsidiaries, $18.4 million from distributions received from private equity investments, and the remainder from its subsidiary, GBLI Holdings, LLC.

Investment Portfolio

Due to shortening duration, significantly more of the investment portfolio will mature annually.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2022.  Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell.  These securities had a fair market value of $365.3 million and a book value of $390.8 million at March 31, 2022 prior to impairment.  Most of the proceeds from the sale of these securities are being reinvested into fixed income investments with maturities of two years and less.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s capital resources during the quarter ended March 31, 2022.  Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

GLOBAL INDEMNITY GROUP, LLC

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

Parent and Subsidiary Co-obligors

The following table presents the summarized balance sheet information as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Intercompany note receivable	$—	$—
Intercompany receivables	852	1,079
Investments	155,848	246,863
Total assets excluding investment in subsidiaries	324,722	308,541
Intercompany note payable	2,800	2,800
Intercompany payables	15,542	15,567
Total liabilities	158,459	165,711

The following table presents the summarized statement of operations information for the quarter ended March 31, 2022.

(Dollars in thousands)
Total revenue	$2,784
Intercompany interest income	—
Intercompany interest expense	2
Loss before income taxes (1)	(4,386)
Net loss (1)	(3,881)

(1)	excludes equity in the earnings of a subsidiary

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2021 Annual Report on Form 10-K for risks, uncertainties and

GLOBAL INDEMNITY GROUP, LLC

other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ending March 31, 2022, global equities fell approximately 5.0% with U.S. equities outperforming, losing approximately 4.6%.  Most assets experienced elevated volatility over the quarter as Russia’s invasion of Ukraine and the subsequent imposition of financial sanctions added stress to already fragile global supply chains and raised concerns over commodity supplies.  This amplified inflationary fears and contributed to more hawkish stances from central banks, higher global yields and flattening curves.  U.S. fixed income lost approximately 5.9% with the average spread moving wider during the quarter.  In the U.S., yields rose and the curve inverted along several key tenors as the Federal Reserve hiked interest rates by approximately 25 basis points and signaled larger hikes going forward.  Unemployment remains at very low levels and the consumer balance sheet is strong, two factors that should help mitigate the stresses of higher inflation and rising rates.

During the 1st quarter of 2022, portfolio purchases were focused within US Treasury, agency, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury, agency, and investment grade credit securities, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to investment grade credit increased, while the portfolio’s exposure to Asset Backed, MBS, and US Treasuries decreased.  During the 2nd quarter of 2022, in response to a rising interest rate environment, the Company took action to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell.  Most of the proceeds from the sale of these securities are being reinvested into fixed income investments with maturities of two years and less.

Other than the changes described in the preceding paragraph, there have been no other material changes to the Company’s market risk since December 31, 2021.  Please see Item 7A of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 16, 2022. The risk factors identified therein have not materially changed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 4,781 shares surrendered by the Company’s employees during the quarter ended March 31, 2022.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 10, 2022	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)