Form 10-Q
period 2022-06-30
Global Indemnity Group, LLC
filed 2022-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 28, 2022, the registrant had outstanding 10,642,307 Class A Common Shares and 3,947,206 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,151,195 and $1,193,746; net of allowance for expected credit losses of $0 at June 30, 2022 and December 31, 2021)	$1,118,129	$1,201,866
Equity securities, at fair value	17,870	99,978
Other invested assets	140,197	152,651
Total investments	1,276,196	1,454,495

Cash and cash equivalents	59,842	78,278
Premium receivables, net of allowance for expected credit losses of $2,919 at June 30, 2022 and $2,996 at December 31, 2021	161,959	128,444
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at June 30, 2022 and December 31, 2021	104,064	99,864
Funds held by ceding insurers	23,906	27,958
Deferred federal income taxes	49,671	37,329
Deferred acquisition costs	70,089	60,331
Intangible assets	20,068	20,261
Goodwill	5,398	5,398
Prepaid reinsurance premiums	51,538	53,494
Lease right of use assets	15,040	16,051
Other assets	24,008	30,906
Total assets	$1,861,779	$2,012,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$804,661	$759,904
Unearned premiums	336,677	316,566
Ceded balances payable	14,755	35,340
Payable for securities purchased	9,564	794
Contingent commissions	6,328	7,903
Debt	—	126,430
Lease liabilities	17,912	19,079
Other liabilities	30,602	40,172
Total liabilities	$1,220,499	$1,306,188

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,675,757 and 10,574,589 respectively; class A common shares outstanding: 10,642,307 and 10,557,093, respectively; class B common shares issued and outstanding: 3,947,206 and 3,947,206, respectively	—	—
Additional paid-in capital	450,052	447,406
Accumulated other comprehensive income (loss), net of tax	(26,625)	6,404
Retained earnings	214,757	249,301
Class A common shares in treasury, at cost: 33,450 and 17,496 shares, respectively	(904)	(490)
Total shareholders’ equity	641,280	706,621
Total liabilities and shareholders’ equity	$1,861,779	$2,012,809

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Gross written premiums	$196,823	$175,236	$387,806	$338,794
Ceded written premiums	(29,665)	(14,583)	(61,166)	(30,458)
Net written premiums	167,158	160,653	326,640	308,336
Change in net unearned premiums	(11,409)	(11,245)	(22,068)	(15,228)
Net earned premiums	155,749	149,408	304,572	293,108
Net investment income	1,930	10,633	8,522	20,469
Net realized investment gains (losses)	(9,916)	3,833	(35,301)	7,652
Other income	97	521	523	898
Total revenues	147,860	164,395	278,316	322,127

Losses and Expenses:
Net losses and loss adjustment expenses	92,618	90,938	177,313	181,721
Acquisition costs and other underwriting expenses	61,098	57,213	117,790	111,977
Corporate and other operating expenses	2,993	6,329	7,653	10,605
Interest expense	410	2,696	3,005	5,291
Loss on extinguishment of debt	3,529	—	3,529	—
Income (loss) before income taxes	(12,788)	7,219	(30,974)	12,533
Income tax expense (benefit)	(626)	844	(4,039)	641
Net income (loss)	$(12,162)	$6,375	$(26,935)	$11,892
Less: preferred stock distributions	110	110	220	220
Net income (loss) available to common shareholders	$(12,272)	$6,265	$(27,155)	$11,672

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(0.84)	$0.43	$(1.87)	$0.81
Diluted	$(0.84)	$0.43	$(1.87)	$0.80
Weighted-average number of shares outstanding
Basic	14,543,234	14,412,446	14,529,170	14,396,523
Diluted	14,543,234	14,681,731	14,529,170	14,651,124
Cash distributions declared per common share	$0.25	$0.25	$0.50	$0.50

(1)	For the quarter and six months ended June 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(12,162)	$6,375	$(26,935)	$11,892

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(21,503)	9,477	(63,876)	(15,701)
Reclassification adjustment for losses included in net income (loss)	7,877	(295)	30,962	521
Unrealized foreign currency translation gains (losses)	(227)	(67)	(115)	(160)
Other comprehensive income (loss), net of tax	(13,853)	9,115	(33,029)	(15,340)

Comprehensive income (loss), net of tax	$(26,015)	$15,490	$(59,964)	$(3,448)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2022	2021	2022	2021
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,614,555	10,303,832	10,574,589	10,263,722
Common shares issued under share incentive plans, net of forfeitures	35,442	22,540	50,598	42,644
Common shares issued to directors	25,760	19,738	50,570	39,744
Share conversion	—	186,160	—	186,160
Number at end of period	10,675,757	10,532,270	10,675,757	10,532,270
Number of class B common shares issued:
Number at beginning of period	3,947,206	4,133,366	3,947,206	4,133,366
Share conversion	—	(186,160)	—	(186,160)
Number at end of period	3,947,206	3,947,206	3,947,206	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$448,266	$446,199	$447,406	$445,051
Share compensation plans	1,786	1,605	2,646	2,753
Balance at end of period	$450,052	$447,804	$450,052	$447,804
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(12,772)	$9,853	$6,404	$34,308
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(13,626)	9,182	(32,914)	(15,180)
Unrealized foreign currency translation gains (losses)	(227)	(67)	(115)	(160)
Other comprehensive income (loss)	(13,853)	9,115	(33,029)	(15,340)
Balance at end of period	$(26,625)	$18,968	$(26,625)	$18,968
Retained earnings:
Balance at beginning of period	$230,771	$236,688	$249,301	$234,965
Net income (loss)	(12,162)	6,375	(26,935)	11,892
Preferred share distributions	(110)	(110)	(220)	(220)
Distributions to shareholders ($0.25 per share per quarter in 2022 and 2021)	(3,742)	(3,681)	(7,389)	(7,365)
Balance at end of period	$214,757	$239,272	$214,757	$239,272
Number of treasury shares:
Number at beginning of period	22,277	9,993	17,496	—
Class A common shares purchased	11,173	7,100	15,954	16,915
Forfeited shares	—	—	—	178
Number at end of period	33,450	17,093	33,450	17,093
Treasury shares, at cost:
Balance at beginning of period	$(610)	$(283)	$(490)	$—
Class A common shares purchased, at cost	(294)	(196)	(414)	(479)
Balance at end of period	$(904)	$(479)	$(904)	$(479)
Total shareholders’ equity	$641,280	$709,565	$641,280	$709,565

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(26,935)	$11,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	3,265	4,176
Amortization of debt issuance costs	41	71
Restricted stock and stock option expense	2,646	2,753
Deferred federal income taxes	(4,039)	641
Amortization of bond premium and discount, net	1,628	3,043
Net realized investment (gains) losses	35,301	(7,652)
Loss on extinguishment of debt	3,529	—
(Income) loss from equity method investments, net of distributions	5,913	(1,658)
Changes in:
Premium receivables, net	(33,515)	(14,501)
Reinsurance receivables, net	(4,200)	(1,539)
Funds held by ceding insurers	3,905	11,485
Unpaid losses and loss adjustment expenses	44,757	34,807
Unearned premiums	20,111	17,489
Ceded balances payable	(20,585)	5,396
Other assets and liabilities	(3,986)	(8,377)
Contingent commissions	(1,575)	(4,412)
Deferred acquisition costs	(9,758)	(3,866)
Prepaid reinsurance premiums	1,956	(2,260)
Net cash provided by operating activities	18,459	47,488
Cash flows from investing activities:
Proceeds from sale of fixed maturities	829,205	636,040
Proceeds from sale of equity securities	88,726	42,821
Proceeds from maturity of fixed maturities	42,483	38,459
Proceeds from maturity of preferred stock	—	666
Proceeds from other invested assets	6,542	2,673
Amounts received (paid) in connection with derivatives	4,490	(276)
Purchases of fixed maturities	(860,076)	(680,805)
Purchases of equity securities	(10,376)	(27,402)
Purchases of other invested assets	—	(70,000)
Net cash provided by (used for) investing activities	100,994	(57,824)
Cash flows from financing activities:
Distributions paid to common shareholders	(7,255)	(7,219)
Distributions paid to preferred shareholders	(220)	(220)
Purchases of class A common shares	(414)	(479)
Redemption of subordinated notes	(130,000)	—
Net cash used for financing activities	(137,889)	(7,918)
Net change in cash and cash equivalents	(18,436)	(18,254)
Cash and cash equivalents at beginning of period	78,278	67,359
Cash and cash equivalents at end of period	$59,842	$49,105

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

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment.  Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which were part of the Specialty Property segment.  In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the exited lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines.  Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the quarters and six months ended June 30, 2021 have been revised to reflect these changes.  See Note 14 for additional information regarding segments.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes binding authority, program, brokerage and reinsurance.  The insurance companies are managed through three business segments:  Commercial Specialty, Reinsurance Operations, and Exited Lines.  The Company’s Commercial Specialty segment offers specialty property and casualty insurance products primarily in the excess and surplus lines marketplace as well as several specialty admitted property and casualty products.  The Company manages Commercial Specialty by differentiating them into four product classifications: 1) Binding/Penn-America, which markets property and general liability products to small commercial businesses through a select network of wholesale general agents with specific binding authority; 2) Programs/United National, which markets insurance products for targeted insured segments, including specialty products, such as property, general liability, and professional lines through program administrators with specific binding authority; 3) Diamond State, which markets property, casualty, and professional lines products, which are developed by the Company’s underwriting department by individuals with expertise in those lines of business, through wholesale brokers and also markets through program administrators having specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is marketed through aggregators, brokers, and retail agents. The Company has also created several start-up business lines which distribute professional, environmental, and excess casualty products.  These product classifications comprise the Company’s Commercial Specialty business segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage. The Company’s Reinsurance Operations segment provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies. Exited Lines represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners

GLOBAL INDEMNITY GROUP, LLC

business, certain business within Property Brokerage, property and catastrophe reinsurance treaties, Farm, Ranch, & Stable business, and specialized insurance products for the equine mortality and equine major medical industry.  Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

The Commercial Specialty segment comprises the Company’s Insurance Operations (“Insurance Operations”).

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods.  Results of operations for the quarters and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results of a full year.  The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

2.	Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2022
Fixed maturities:
U.S. treasuries	$242,102	$—	$301	$(2,076)	$240,327
Obligations of states and political subdivisions	33,397	—	32	(1,055)	32,374
Mortgage-backed securities	64,187	—	428	(2,776)	61,839
Asset-backed securities	143,274	—	144	(5,888)	137,530
Commercial mortgage-backed securities	112,660	—	19	(3,781)	108,898
Corporate bonds	343,252	—	23	(11,904)	331,371
Foreign corporate bonds	212,323	—	1	(6,534)	205,790
Total fixed maturities	$1,151,195	$—	$948	$(34,014)	$1,118,129

GLOBAL INDEMNITY GROUP, LLC

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Fixed maturities:
U.S. treasuries	$149,934	$—	$603	$(419)	$150,118
Agency obligations	5,697	—	1	(68)	5,630
Obligations of states and political subdivisions	53,637	—	1,385	(301)	54,721
Mortgage-backed securities	250,007	—	2,618	(2,284)	250,341
Asset-backed securities	172,916	—	700	(974)	172,642
Commercial mortgage-backed securities	135,017	—	2,503	(627)	136,893
Corporate bonds	288,866	—	5,571	(2,054)	292,383
Foreign corporate bonds	137,672	—	2,370	(904)	139,138
Total fixed maturities	$1,193,746	$—	$15,751	$(7,631)	$1,201,866

As of June 30, 2022 and December 31, 2021, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Common stock	$878	$75,987
Preferred stock	16,992	23,991
Total	$17,870	$99,978

Excluding U.S. treasuries, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.3% and 2.0% of shareholders' equity at June 30, 2022 and December 31, 2021, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2022, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$57,798	$57,486
Due in one year through five years	722,611	707,206
Due in five years through ten years	36,200	32,948
Due in ten years through fifteen years	304	277
Due after fifteen years	14,161	11,945
Mortgage-backed securities	64,187	61,839
Asset-backed securities	143,274	137,530
Commercial mortgage-backed securities	112,660	108,898
Total	$1,151,195	$1,118,129

GLOBAL INDEMNITY GROUP, LLC

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2022.  The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$187,603	$(2,019)	$643	$(57)	$188,246	$(2,076)
Obligations of states and political subdivisions	28,204	(1,055)	—	—	28,204	(1,055)
Mortgage-backed securities	44,366	(2,589)	3,008	(187)	47,374	(2,776)
Asset-backed securities	97,049	(4,602)	20,929	(1,286)	117,978	(5,888)
Commercial mortgage-backed securities	95,440	(3,743)	2,062	(38)	97,502	(3,781)
Corporate bonds	318,485	(11,005)	6,213	(899)	324,698	(11,904)
Foreign corporate bonds	200,161	(6,406)	1,137	(128)	201,298	(6,534)
Total fixed maturities	$971,308	$(31,419)	$33,992	$(2,595)	$1,005,300	$(34,014)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables.  Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment.  The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position.  Accrued interest receivable related to fixed maturities was $6.2 million and $5.2 million as of June 30, 2022 and December 31, 2021, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2022, gross unrealized losses related to U.S. treasuries were $2.076 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities.  Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection.  Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of June 30, 2022, gross unrealized losses related to obligations of states and political subdivisions were $1.055 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies.  Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

GLOBAL INDEMNITY GROUP, LLC

Mortgage-backed securities (“MBS”) – As of June 30, 2022, gross unrealized losses related to mortgage-backed securities were $2.776 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices.  The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection.  These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections.  These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2022, gross unrealized losses related to asset backed securities were $5.888 million.  The weighted average credit enhancement for the Company’s asset backed portfolio is 32.2.  This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis.  This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction.  Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral.  The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type.  These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss.  The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest.  Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2022, gross unrealized losses related to the CMBS portfolio were $3.781 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.5.  This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy.  Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios.  Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2022, gross unrealized losses related to corporate bonds were $11.904 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2022, gross unrealized losses related to foreign bonds were $6.534 million.  To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral.  The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection.  Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default.  Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

GLOBAL INDEMNITY GROUP, LLC

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters and six months ended June 30, 2022 and 2021 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities:
Impairment related to intent to sell	(680)	—	(26,205)	—
Total	$(680)	$—	$(26,205)	$—

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years and less.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2022 and December 31, 2021 was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Net unrealized gains (losses) from:
Fixed maturities	$(33,066)	$8,120
Foreign currency fluctuations	(291)	(145)
Deferred taxes	6,732	(1,571)
Accumulated other comprehensive income (loss), net of tax	$(26,625)	$6,404

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters and six months ended June 30, 2022 and 2021:

Quarter Ended June 30, 2022 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(12,769)	$(3)	$(12,772)
Other comprehensive income (loss) before reclassification, before tax	(26,518)	(287)	(26,805)
Amounts reclassified from accumulated other comprehensive income, before tax	9,317	—	9,317
Other comprehensive income (loss), before tax	(17,201)	(287)	(17,488)
Income tax benefit	3,575	60	3,635
Ending balance, net of tax	$(26,395)	$(230)	$(26,625)

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended June 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$9,819	$34	$9,853
Other comprehensive income before reclassification, before tax	11,797	(84)	11,713
Amounts reclassified from accumulated other comprehensive income, before tax	(453)	—	(453)
Other comprehensive income, before tax	11,344	(84)	11,260
Income tax (expense) benefit	(2,162)	17	(2,145)
Ending balance, net of tax	$19,001	$(33)	$18,968

Six Months Ended June 30, 2022 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive income before reclassification, before tax	(79,267)	(146)	(79,413)
Amounts reclassified from accumulated other comprehensive income, before tax	38,081	—	38,081
Other comprehensive income, before tax	(41,186)	(146)	(41,332)
Income tax benefit	8,272	31	8,303
Ending balance, net of tax	$(26,395)	$(230)	$(26,625)

Six Months Ended June 30, 2021 (Dollars In Thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income before reclassification, before tax	(19,389)	(202)	(19,591)
Amounts reclassified from accumulated other comprehensive income, before tax	706	—	706
Other comprehensive income, before tax	(18,683)	(202)	(18,885)
Income tax benefit	3,503	42	3,545
Ending balance, net of tax	$19,001	$(33)	$18,968

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2022 and 2021 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$9,317	$(453)
	Income tax expense (benefit)	(1,440)	158
	Total reclassifications, net of tax	$7,877	$(295)

GLOBAL INDEMNITY GROUP, LLC

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$38,081	$706
	Income tax expense (benefit)	(7,119)	(185)
	Total reclassifications, net of tax	$30,962	$521

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities:
Gross realized gains	$456	$2,300	$662	$5,678
Gross realized losses	(9,773)	(1,847)	(38,743)	(6,384)
Net realized gains (losses)	(9,317)	453	(38,081)	(706)
Equity securities:
Gross realized gains	2	4,338	1,806	8,784
Gross realized losses	(2,417)	(943)	(5,566)	(1,021)
Net realized gains (losses)	(2,415)	3,395	(3,760)	7,763
Derivatives:
Gross realized gains	2,872	1,366	8,960	3,719
Gross realized losses	(1,056)	(1,381)	(2,420)	(3,124)
Net realized gains (losses) (1)	1,816	(15)	6,540	595
Total net realized investment gains (losses)	$(9,916)	$3,833	$(35,301)	$7,652

(1)

Includes periodic net interest settlements related to the derivatives of $1.1 million and $1.4 million for the quarters ended June 30, 2022 and 2021, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity securities	$(2,415)	$3,395	$(3,760)	$7,763
Less: net gains (losses) recognized during the period on equity securities sold during the period	(498)	1,429	10,616	2,805
Unrealized gains (losses) recognized during the reporting period on equity securities	$(1,917)	$1,966	$(14,376)	$4,958

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Fixed maturities	$829,205	$636,040
Equity securities	88,726	42,821

GLOBAL INDEMNITY GROUP, LLC

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities	$7,467	$6,648	$13,871	$13,475
Equity securities	275	618	609	1,293
Cash and cash equivalents	99	214	131	264
Other invested assets	(5,300)	3,788	(4,874)	6,785
Total investment income	2,541	11,268	9,737	21,817
Investment expense	(611)	(635)	(1,215)	(1,348)
Net investment income	$1,930	$10,633	$8,522	$20,469

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net investment income	$1,930	$10,633	$8,522	$20,469
Net realized investment gains (losses)	(9,916)	3,833	(35,301)	7,652
Change in unrealized holding gains (losses)	(17,488)	11,260	(41,332)	(18,885)
Net realized and unrealized investment returns	(27,404)	15,093	(76,633)	(11,233)
Total investment return	$(25,474)	$25,726	$(68,111)	$9,236
Total investment return % (1)	(1.8%)	1.8%	(4.8%)	0.6%
Average investment portfolio (2)	$1,395,519	$1,452,754	$1,429,227	$1,463,027

(1)	Not annualized.
(2)	Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of June 30, 2022 and December 31, 2021, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2022, the Company held insurance enhanced bonds with a market value of approximately $20.6 million which represented 1.6% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $8.0 of municipal bonds, $4.8 of commercial mortgage-backed securities, and 7.8 of collateralized mortgage obligations.  The financial guarantors of the Company’s $20.6 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Assured Guaranty Corporation ($6.5), Federal Home Loan Mortgage Corporation ($12.6), and Ambac Financial Group ($1.5).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2022.

GLOBAL INDEMNITY GROUP, LLC

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust.  The fair values were as follows as of June 30, 2022 and December 31, 2021:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2022	December 31, 2021
On deposit with governmental authorities	$25,304	$26,093
Held in trust pursuant to third party requirements	110,768	119,513
Letter of credit held for third party requirements	1,187	2,512
Total	$137,259	$148,118

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $5.0 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $19.2 million and $22.8 million at June 30, 2022 and December 31, 2021, respectively.  The carrying value of a second VIE that also invests in distressed securities and assets was $0.3 million at June 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $17.3 million at June 30, 2022 and December 31, 2021, respectively.  The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.6 million and $11.7 million as of June 30, 2022 and December 31, 2021, respectively. The carrying value and maximum exposure to loss of a fourth VIE, which invests in a broad portfolio of non-investment grade loans, was $99.6 million and $106.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

GLOBAL INDEMNITY GROUP, LLC

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)		June 30, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$565	$213,022	$(8,395)
Total (1)		$213,022	$565	$213,022	$(8,395)

(1)	The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2022 and 2021:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2022	2021	2022	2021
Interest rate swap agreements	Net realized investment gains (losses)	$1,816	$(15)	$6,540	$914
Futures contracts on bonds	Net realized investment gains (losses)	—	—	—	(319)
Total		$1,816	$(15)	$6,540	$595

As of June 30, 2022 and December 31, 2021, the Company is due $2.0 million and $1.8 million, respectively, for funds it needed to post to execute the swap transaction and $2.4 million and $9.8 million, respectively, for margin calls made in connection with the interest rate swaps.  These amounts are included in other assets on the consolidated balance sheets.

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

GLOBAL INDEMNITY GROUP, LLC

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasuries	$240,327	$—	$—	$240,327
Obligations of states and political subdivisions	—	32,374	—	32,374
Mortgage-backed securities	—	60,868	971	61,839
Commercial mortgage-backed securities	—	108,898	—	108,898
Asset-backed securities	—	136,605	925	137,530
Corporate bonds	—	329,886	1,485	331,371
Foreign corporate bonds	—	205,699	91	205,790
Total fixed maturities	240,327	874,330	3,472	1,118,129
Equity securities	—	16,992	878	17,870
Derivative instruments	—	565	—	565
Total assets measured at fair value	$240,327	$891,887	$4,350	$1,136,564

	Fair Value Measurements
As of December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$150,118	$—	$—	$150,118
Agency obligations	—	5,630	—	5,630
Obligations of states and political subdivisions	—	54,721	—	54,721
Mortgage-backed securities	—	250,341	—	250,341
Commercial mortgage-backed securities	—	136,893	—	136,893
Asset-backed securities	—	171,686	956	172,642
Corporate bonds	—	290,807	1,576	292,383
Foreign corporate bonds	—	139,138	—	139,138
Total fixed maturities	150,118	1,049,216	2,532	1,201,866
Equity securities	75,750	23,991	237	99,978
Total assets measured at fair value	$225,868	$1,073,207	$2,769	$1,301,844
Liabilities:
Derivative instruments	$—	$8,395	$—	$8,395
Total liabilities measured at fair value	$—	$8,395	$—	$8,395

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

GLOBAL INDEMNITY GROUP, LLC

the derivative instruments, consisting of interest rate swaps, is obtained from a third party financial institution that utilizes observable inputs such as the forward interest rate curve.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$4,288	$2,203	$2,769	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	23	7	15	(32)
Included in earnings attributable to realized	(102)	—	(170)	—
Transfers into level 3	607	702	857	702
Transfers out of level 3	—	(1,720)	—	(1,720)
Amortization of bond premium and discount, net	2	—	2	—
Purchases	55	43	1,479	2,285
Sales	(523)	—	(602)	—
Ending balance	$4,350	1,235	$4,350	1,235
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(9)	$—	$(14)	$—

For the Company’s material debt arrangements, the current fair value of the Company’s debt at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$—	$—	$126,430	$129,238
Total	$—	$—	$126,430	$129,238

(1)

As of December 31, 2021, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.6 million. In April 2022, the Company redeemed all of its outstanding 7.875% subordinated notes due 2047 and unamortized debt issuance cost of $3.5 million was written off included in the consolidated statements of operations as loss on extinguishment of debt.

The subordinated notes due 2047 were publicly traded instruments which were classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.  The following table provides the fair value and future funding commitments related to these investments at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$5,012	$14,214	$8,636	$14,214
Distressed Debt Fund, LP (2)	330	17,000	349	17,000
Mortgage Debt Fund, LP (3)	9,592	—	11,707	—
Credit Fund, LLC (4)	99,608	—	106,162	—
Global Debt Fund, LP (5)	25,655	—	25,797	—
Total	$140,197	$31,214	$152,651	$31,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment.  In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared.  Information for the Credit Fund, LLC is received on a timely basis and is included in current results.  The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of ($5.3) million and $3.8 million for the quarters ended June 30, 2022 and 2021, respectively, and ($5.4) million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

During the quarters and six months ended June 30, 2022 and 2021, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.	Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$2,937	$2,772	$2,996	$2,900
Current period provision for expected credit losses	536	172	619	260
Write-offs	(554)	(122)	(696)	(338)
Ending balance	$2,919	$2,822	$2,919	$2,822

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

GLOBAL INDEMNITY GROUP, LLC

6.	Income Taxes

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

As of June 30, 2022, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters and six months ended June 30, 2022 and 2021.

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Deferred income tax expense (benefit):
U.S. Federal	$(626)	$844	$(4,039)	$641
Total deferred income tax expense (benefit)	(626)	844	(4,039)	641
Total income tax expense (benefit)	$(626)	$844	$(4,039)	$641

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(2,686)	21.0%	$1,516	21.0%
Adjustments:
Dividend exclusion	(24)	0.2	(19)	(0.3)
Parent (income) loss treated as partnership for tax	1,827	(14.3)	(819)	(11.3)
Other	257	(2.0)	166	2.3
Effective income tax expense (benefit)	$(626)	4.9%	$844	11.7%

The effective income tax benefit rate for the quarter ended June 30, 2022 was 4.9% compared to an effective income tax expense rate of 11.7% for the quarter ended June 30, 2021. The difference between 2022 and 2021 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$(6,505)	21.0%	$2,632	21.0%
Adjustments:
Dividend exclusion	(46)	0.1	(36)	(0.3)
Parent (income) loss treated as partnership for tax	2,070	(6.7)	(2,186)	(17.4)
Other	442	(1.4)	231	1.8
Effective income tax expense (benefit)	$(4,039)	13.0%	$641	5.1%

GLOBAL INDEMNITY GROUP, LLC

The effective income tax benefit rate for the six months ended June 30, 2022 was 13.0% compared to an effective income tax expense rate of 5.1% for the six months ended June 30, 2021. The difference between 2022 and 2021 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The Company has a net operating loss (“NOL”) carryforward of $28.0 million as of June 30, 2022, which begins to expire in 2036 based on when the original NOL was generated.  The Company’s NOL carryforward as of December 31, 2021 was $28.6 million.

As of June 30, 2022, the Company has a Section 163(j) (“163(j)”) carryforward of $3.5 million which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.
7.	Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$770,332	$675,908	$759,904	$662,811
Less: Ceded reinsurance receivables	93,194	79,421	94,443	82,158
Net balance at beginning of period	677,138	596,487	665,461	580,653
Incurred losses and loss adjustment expenses related to:
Current year	96,189	85,409	183,947	179,603
Prior years	(3,571)	5,529	(6,634)	2,118
Total incurred losses and loss adjustment expenses	92,618	90,938	177,313	181,721
Paid losses and loss adjustment expenses related to:
Current year	29,079	38,558	42,394	60,277
Prior years	30,201	38,400	89,904	91,630
Total paid losses and loss adjustment expenses	59,280	76,958	132,298	151,907
Net balance at end of period	710,476	610,467	710,476	610,467
Plus: Ceded reinsurance receivables	94,185	87,151	94,185	87,151
Balance at end of period	$804,661	$697,618	$804,661	$697,618

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2022, the Company decreased its prior accident year loss reserves by $3.6 million, which consisted of a $0.3 million increase related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $2.6 million decrease related to Exited Lines.

The $0.3 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Property:  A $0.9 million decrease primarily recognizes lower than expected claims severity in the 2016, 2020 and 2021 accident years, partially offset by increases in the 2015 and 2017 through 2019 accident years.

•

General Liability: A $1.3 million increase reflects higher than expected claims severity in accident years prior to 2005, 2016, 2017, 2019 and 2020 accident years, partially offset by decreases in the 2010 through 2015, 2018 and 2021 accident years.

•	Professional: A $0.1 million decrease primarily in the 2020 accident year.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

GLOBAL INDEMNITY GROUP, LLC

•

Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment; the inception-to-date case incurred remains zero in this year.

The $2.6 million reduction of prior accident year loss reserves related to Exited Lines consisted of the following:

•

Property:  A $0.5 million decrease reflects a $0.3 million reduction primarily in the Property Brokerage lines with decreases in the 2011 and 2018 through 2021 accident years, partially offset by increases in the 2016 and 2017 accident years as well as a $0.2 million reduction primarily due to lower than expected claims severity in the 2019 and 2020 accident years, partially offset by an increase in the 2021 accident year in the Farm, Ranch & Stable business lines.

•	Reinsurance: A $2.1 million decrease primarily in the 2017 through the 2021 accident years based on the reported information from cedants.

During the second quarter of 2021, the Company increased its prior accident year loss reserves by $5.5 million, which consisted of a $0.5 million decrease related to Commercial Specialty, a less than $0.1 million decrease related to Reinsurance Operations, and a $6.1 million increase related to Exited Lines.

The $0.5 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•	Property: A $0.5 million increase primarily in commercial lines.

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

The $6.1 million increase in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•

Property: A $6.5 million increase primarily in the 2018 accident year reflects an increase in the estimated ultimate for Hurricane Michael; the increase recognizes case incurred emergence on a Property Brokerage claim.

•	General Liability: A $0.1 million reduction primarily reflects a reduction in the 2017 accident year, mostly offset by an increase in the 2018 accident year.

•	Reinsurance: A $0.3 million decrease in the property lines mainly in the 2017 through 2020 accident years based on the reported information from cedants.

During the first six months of 2022, the Company decreased its prior accident year loss reserves by $6.6 million, which consisted of a $0.5 million increase related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $6.0 million decrease related to Exited Lines.

The $0.5 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•

Property:  A $0.7 million decrease primarily recognizes lower than expected claims severity in the 2016, 2018 and 2021 accident years, partially offset by increases in the 2015, 2017, 2019 and 2020 accident years.

•

General Liability: A $1.5 million increase reflects higher than expected claims severity in accident years prior to 2005, 2010, 2016, 2017, 2019 and 2020 accident years, partially offset by decreases in the 2006, 2007, 2011 through 2015, 2018 and 2021 accident years.

GLOBAL INDEMNITY GROUP, LLC

•	Professional: A $0.2 million decrease primarily in the 2006, 2019 and 2020 accident years, partially offset by an increase in the 2021 accident year.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•

Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment; the inception-to-date case incurred remains zero in this year.

The $6.0 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•

Property:  A $1.1 million decrease primarily resulted from a $0.4 million reduction in Property Brokerage with decreases in the 2011 and 2018 through 2021 accident years, partially offset by increases in the 2016 and 2017 accident years plus a $0.4 million decrease in Specialty Property, mainly in the 2017, 2018, 2020 and 2021 accident years, partially offset by an increase in the 2019 accident year.  In addition, there was a $0.3 million reduction which primarily reflects lower than expected claims severity in the 2018 through 2020 accident years, partially offset by an increase in the 2021 accident year in the Farm, Ranch & Stable business lines.

•	Reinsurance: A $4.3 million decrease primarily in the 2016 through the 2021 accident years based on reported information from the cedants.

•	General Liability: A $0.6 million reduction in the 2016, 2017, 2019 and 2021 accident years.

During the first six months of 2021, the Company increased its prior accident year loss reserves by $2.1 million, which consisted of a $3.1 million decrease related to Commercial Specialty, a less than $0.1 million decrease related to Reinsurance Operations, and a $5.3 million increase related to Exited Lines.

The $3.1 million decrease in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•	Property: A $1.9 million decrease recognizes lower than expected claims severity in the 2017, 2019, and 2020 accident years, partially offset by an increase in the 2016 accident year.
•

General Liability:  A $0.8 million reduction reflects a decrease of $0.9 million in the 2000 accident year from a runoff reserve category as well as other decreases mainly resulting from lower than anticipated claims severity in the 2007, 2008, 2011 and 2013 through 2016 accident years partially offset by increases in the 2012, 2017 and 2018 accident years.

•	Professional: A $0.4 million decrease primarily in the 2019 and 2020 accident years mainly reflecting lower than anticipated claims severity.

The $5.3 million increase in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•	General Liability: A $1.2 million reduction primarily reflects decreases in the 2015 through 2018 accident years partially offset by an increase in the 2007 accident year.
•

Property: A $7.4 million increase reflects a $8.2 million increase in the 2018 accident year primarily due to an increase in the estimated ultimate for Hurricane Michael which recognizes case incurred emergence on a Property Brokerage claim and a $0.8 million increases in the 2018 and 2020 accident years mainly due to higher than anticipated claims severity.  These increases were partially offset by a subrogation recoveries of $1.1 million in the catastrophe reserve category from the California Thomas wildfire loss in the 2017 accident year and a decrease of $0.5 million in the 2019 accident year primarily recognizing lower than expected claims severity.

•

Reinsurance: A $0.9 million decrease in the property lines was recognized primarily in the 2011, 2017 and 2018 accident years partially offset by increases in the 2010 and 2019 accidents years based on the reported information from cedants.

GLOBAL INDEMNITY GROUP, LLC

8.	Debt

The Company’s outstanding debt consisted of the following at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
7.875% Subordinated Notes due 2047	$—	$126,430
Total	$—	$126,430

Margin Borrowing Facility

The Company has available a margin borrowing facility.  The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 2.3% and 0.8% at June 30, 2022 and December 31, 2021, respectively.  This facility is due on demand.  The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained.  A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at June 30, 2022 or December 31, 2021.  The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances.  The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.  The Company did not have any amounts outstanding on the margin borrowing facility as of June 30, 2022 or December 31, 2021.

The Company did not incur any interest expense related to the Margin Borrowing Facility for the quarters and six months ended June 30, 2022 and 2021.

7.875% Subordinated Notes due 2047 (the “2047 Notes”)

On April 15, 2022, the Company redeemed the entire $130.0 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022.  In connection with the redemption, the Company wrote off deferred issuance costs of $3.5 million which was recognized as a loss on extinguishment of debt in its consolidated statements of operations for the quarter and six months ended June 30, 2022.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2047 Notes was $0.4 million and $2.6 million for each of the quarters ended June 30, 2022 and 2021, respectively, and $3.0 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.

In connection with the redemption of the 2047 Notes, the Supplemental Indenture and the co-obligor transaction are no longer effective.  Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Supplemental Indenture and the co-obligor transaction.

GLOBAL INDEMNITY GROUP, LLC

9.	Shareholders’ Equity

During the quarters ended June 30, 2022 and 2021, there were 11,173 and 7,100 A ordinary shares, respectively, that were surrendered or repurchased with an average price paid per share of $26.28 and $27.64, respectively.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2022:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	4,781	(2)	$25.13	—	—
June 1-30, 2022	11,173		$26.28	—	—
Total	15,954		$25.94	—	—

(1)	Based on settlement date.
(2)	Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

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

On April 5, 2021, Global Indemnity Group, LLC converted 186,160 of class B common shares to class A common shares.  There were no other class B common shares that were surrendered or repurchased during the quarters and six months ended June 30, 2022 or 2021.

As of June 30, 2022, Global Indemnity Group, LLC’s class A common shares were held by approximately 155 shareholders of record. There were three holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of June 30, 2022.  Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of June 30, 2022.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s repurchase program.

GLOBAL INDEMNITY GROUP, LLC

Distributions

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
Various (1)	Various	Various	56
Total			$7,255

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
Various (1)	Various	Various	216
Total			$7,365

(1)	Represents distributions declared on unvested shares, net of forfeitures.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $1.0 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively.  Accrued preferred distributions were less than $0.1 million as of both June 30, 2022 and December 31, 2021 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s distribution program.
10.	Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.8% of the voting power of Global Indemnity Group, LLC as of June 30, 2022.  The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

GLOBAL INDEMNITY GROUP, LLC

Management fee expense of $0.7 million was incurred during each of the quarters ended June 30, 2022 and 2021 and management fee expense of $1.4 million and $1.3 million was incurred during the six months ended June 30, 2022 and 2021, respectively.  Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.5 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors, for those services from time to time.  Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by Global Indemnity Group, LLC’s Conflicts Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and recused himself from the Board of Directors’ deliberations related to fees paid to Fox Paine & Company, LLC or its affiliates).

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans.  As of June 30, 2022, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded.  Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products.  As of June 30, 2022, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets.  As of June 30, 2022, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC.  See Note 10 above for additional information pertaining to this management agreement.

GLOBAL INDEMNITY GROUP, LLC

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Exited Lines policies, or other conditions included in policies that would otherwise preclude coverage.
12.	Share-Based Compensation Plans

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan.  The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier.  Of these options, 46,667 options, which were due to vest on April 1, 2022, were recorded as forfeitures in the year ended December 31, 2021 as a result of not meeting performance requirements related to 2021.  No stock options were awarded during the quarter and six months ended June 30, 2022 or the quarter ended June 30, 2021.  No unvested stock options were forfeited during the quarter and six months ended June 30, 2022 or the quarter ended June 30, 2021. 300,000 unvested stock options were forfeited during the six months ended June 30, 2021.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and six months ended June 30, 2022 and 2021.

There were 35,442 and 22,540 restricted stock units that vested during the quarters ended June 30, 2022 and 2021, respectively, and 61,522 and 42,977 restricted stock units that vested during the six months ended June 30, 2022 and 2021, respectively.  Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended June 30, 2022 and 2021, the Company granted 25,760 and 19,738 class A common shares, respectively, at a weighted average grant date value of $25.96 and $28.71 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended June 30, 2022 and 2021, the vesting of 8,827 and 4,838 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2022 and 2021 were fully vested but are subject to certain restrictions.

During the six months ended June 30, 2022 and 2021, the Company granted 50,570 and 39,744 class A common shares, respectively, at a weighted average grant date value of $25.80 and $28.51 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the six months ended June 30, 2022 and 2021, the vesting of 16,140 shares and 9,741 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier.  The remaining shares granted to non-employee directors of the Company in 2022 and 2021 were fully vested but are subject to certain restrictions.
13.	Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

GLOBAL INDEMNITY GROUP, LLC

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(12,162)	$6,375	$(26,935)	$11,892
Less: preferred stock distributions	110	110	220	220
Net income (loss) available to common shareholders	$(12,272)	$6,265	$(27,155)	$11,672

Denominator:
Weighted average shares for basic earnings per share	14,543,234	14,412,446	14,529,170	14,396,523
Non-vested restricted stock	—	12,310	—	11,254
Non-vested restricted stock units	—	140,785	—	129,035
Options	—	116,190	—	114,312
Weighted average shares for diluted earnings per share (1)	14,543,234	14,681,731	14,529,170	14,651,124

Earnings per share - Basic	$(0.84)	$0.43	$(1.87)	$0.81
Earnings per share - Diluted	$(0.84)	$0.43	$(1.87)	$0.80

(1)	For the quarter and six months ended June 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss in each period.

If the Company had not incurred a loss in the quarter ended June 30, 2022, 14,749,370 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 110,417 shares of non-vested restricted stock units and 95,719 share equivalents for options.

If the Company had not incurred a loss in the six months ended June 30, 2022, 14,728,182 weighted average shares would have been used to compute the diluted loss per share calculation.  In addition to the basic shares, weighted average shares for the diluted calculation would have included 103,670 shares of non-vested restricted stock units and 95,342 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 393,333 shares for both the quarter and six months ended June 30, 2022 and 540,000 shares for both the quarter and six months ended June 30, 2021, which were deemed to be anti-dilutive.

14.	Segment Information

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment.  Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which were part of the Specialty Property segment.  In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment.  Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers, the Chief Executive as well as the Chief Operating Officer, decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment will continue to write casualty and professional treaties as well as individual excess policies.  Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines.  Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows and to make more informed judgments about the Company as a whole.  The segment results for the quarter and six months ended June 30, 2021 have been revised to reflect these changes.

GLOBAL INDEMNITY GROUP, LLC

The Company manages its business through three business segments.  Commercial Specialty offers specialty property and casualty products designed for product lines such as Small Business Binding Authority, Property Brokerage, and Programs.  Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.   Exited Lines represents lines of business that are no longer being written or are in runoff.

The following are tabulations of business segment information for the quarters and six months ended June 30, 2022 and 2021:

Quarter Ended June 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$109,797	$46,394		$40,632	$196,823
Net written premiums	$101,171	$46,394		$19,593	$167,158
Net earned premiums	$95,172	$38,596		$21,981	$155,749
Other income (loss)	260	(61)		(25)	174
Total revenues	95,432	38,535		21,956	155,923
Losses and Expenses:
Net losses and loss adjustment expenses	56,042	22,481		14,095	92,618
Acquisition costs and other underwriting expenses	36,222	14,369		10,507	61,098
Income (loss) from segments	$3,168	$1,685		$(2,646)	$2,207
Unallocated Items:
Net investment income					1,930
Net realized investment losses					(9,916)
Other loss					(77)
Corporate and other operating expenses					(2,993)
Interest expense					(410)
Loss on extinguishment of debt					(3,529)
Loss before income taxes					(12,788)
Income tax benefit					626
Net loss					$(12,162)

Segment assets	$1,002,120	$326,804		$384,991	$1,713,915
Corporate assets					147,864
Total assets					$1,861,779

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Quarter Ended June 30, 2021 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$99,406	$24,487		$51,343	$175,236
Net written premiums	$91,647	$24,487		$44,519	$160,653
Net earned premiums	$81,965	$18,061		$49,382	$149,408
Other income	208	14		290	512
Total revenues	82,173	18,075		49,672	149,920
Losses and Expenses:
Net losses and loss adjustment expenses	42,669	11,600		36,669	90,938
Acquisition costs and other underwriting expenses	30,577	6,198		20,438	57,213
Income (loss) from segments	$8,927	$277		$(7,435)	$1,769
Unallocated Items:
Net investment income					10,633
Net realized investment gains					3,833
Other income					9
Corporate and other operating expenses					(6,329)
Interest expense					(2,696)
Income before income taxes					7,219
Income tax expense					(844)
Net income					$6,375

Segment assets	$905,240	$191,152		$470,245	$1,566,637
Corporate assets					370,680
Total assets					$1,937,317

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$214,063	$87,839		$85,904	$387,806
Net written premiums	$199,484	$87,839		$39,317	$326,640
Net earned premiums	$186,935	$73,559		$44,078	$304,572
Other income (loss)	519	(81)		175	613
Total revenues	187,454	73,478		44,253	305,185
Losses and Expenses:
Net losses and loss adjustment expenses	108,095	43,938		25,280	177,313
Acquisition costs and other underwriting expenses	69,911	26,546		21,333	117,790
Income (loss) from segments	$9,448	$2,994		$(2,360)	$10,082
Unallocated Items:
Net investment income					8,522
Net realized investment losses					(35,301)
Other loss					(90)
Corporate and other operating expenses					(7,653)
Interest expense					(3,005)
Loss on extinguishment of debt					(3,529)
Loss before income taxes					(30,974)
Income tax benefit					4,039
Net loss					$(26,935)

Segment assets	$1,002,120	$326,804		$384,991	$1,713,915
Corporate assets					147,864
Total assets					$1,861,779

(1)	External business only, excluding business assumed from affiliates.

GLOBAL INDEMNITY GROUP, LLC

Six Months Ended June 30, 2021 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$188,740	$46,438		$103,616	$338,794
Net written premiums	$173,819	$46,438		$88,079	$308,336
Net earned premiums	$160,657	$34,859		$97,592	$293,108
Other income (loss)	452	(42)		510	920
Total revenues	161,109	34,817		98,102	294,028
Losses and Expenses:
Net losses and loss adjustment expenses	92,459	22,475		66,787	181,721
Acquisition costs and other underwriting expenses	59,629	11,977		40,371	111,977
Income (loss) from segments	$9,021	$365		$(9,056)	$330
Unallocated Items:
Net investment income					20,469
Net realized investment gains					7,652
Other loss					(22)
Corporate and other operating expenses					(10,605)
Interest expense					(5,291)
Income before income taxes					12,533
Income tax expense					(641)
Net income					$11,892

Segment assets	$905,240	$191,152		$470,245	$1,566,637
Corporate assets					370,680
Total assets					$1,937,317

(1)	External business only, excluding business assumed from affiliates.
15.	New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2022.

Please see Note 24 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

16.	Subsequent Events

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company.  The Company will retain the unearned premium reserves for business written prior to August 8, 2022.

Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing.  The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022.  Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40 million.

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

Recent Developments

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company.

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company.  The Company will retain the unearned premium reserves for business written prior to August 8, 2022.

Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing.  The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022.  Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40 million.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022 and June 20, 2022.  Distributions paid to common shareholders were $7.3 million during the six months ended June 30, 2022.  In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2022.

AM Best Rating

AM Best has seven Rating Categories in the AM Best Financial Strength Rating Scale.  The categories ranging from best to worst are Superior, Excellent, Good, Fair, Marginal, Weak and Poor.  Within each rating category, there are rating notches of plus or minus to show additional gradation of the ratings.  On May 19, 2022, AM Best affirmed the financial strength rating of "A" (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

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

GLOBAL INDEMNITY GROUP, LLC

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 205 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers.  Commercial Specialty operates predominantly in the excess and surplus lines marketplace.  Commercial Specialty also offers several specialty admitted property and casualty products.  The Company manages its Commercial Specialty segment via product classifications.  These product classifications are: 1) Penn-America, which includes property and general liability products for small commercial businesses sold through a select network of wholesale general agents with specific binding authority; 2) United National, which includes property, general liability, and professional lines products sold through program administrators with specific binding authority; 3) Diamond State, which includes property, casualty, and professional lines products sold through wholesale brokers and program administrators with specific binding authority; and 4) Vacant Express, which primarily insures dwellings which are currently vacant, undergoing renovation, or are under construction and is sold through aggregators, brokers, and retail agents.  The Company has also created several start-up business lines which distribute professional, environmental, and excess casualty products.

The Company’s Reinsurance Operations provides reinsurance solutions through brokers and primary writers including insurance and reinsurance companies.  It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff.  Exited Lines includes specialty personal lines property and casualty products such as manufactured home, dwelling, motorcycle, watercraft and certain homeowners business, certain business within Property Brokerage, property and catastrophe reinsurance treaties, Farm, Ranch, & Stable business, and specialized insurance products for the equine mortality and equine major medical industry.  These insurance products were distributed through wholesale general agents, wholesale insurance brokers, program administrators, and retail agents.

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

GLOBAL INDEMNITY GROUP, LLC

please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no significant changes to any of these policies or underlying methodologies during the current year.

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2022 and 2021:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$196,823	$175,236	12.3%	$387,806	$338,794	14.5%

Net written premiums	$167,158	$160,653	4.0%	$326,640	$308,336	5.9%

Net earned premiums	$155,749	$149,408	4.2%	$304,572	$293,108	3.9%
Other income	174	512	(66.0%)	613	920	(33.4%)
Total revenues	155,923	149,920	4.0%	305,185	294,028	3.8%

Losses and expenses:
Net losses and loss adjustment expenses	92,618	90,938	1.8%	177,313	181,721	(2.4%)
Acquisition costs and other underwriting expenses	61,098	57,213	6.8%	117,790	111,977	5.2%
Underwriting income	2,207	1,769	24.8%	10,082	330	NM

Net investment income	1,930	10,633	(81.8%)	8,522	20,469	(58.4%)
Net realized investment gains (losses)	(9,916)	3,833	NM	(35,301)	7,652	NM
Other income (loss)	(77)	9	NM	(90)	(22)	NM
Corporate and other operating expenses	(2,993)	(6,329)	(52.7%)	(7,653)	(10,605)	(27.8%)
Interest expense	(410)	(2,696)	(84.8%)	(3,005)	(5,291)	(43.2%)
Loss on extinguishment of debt	(3,529)	—	NM	(3,529)	—	NM
Income (loss) before income taxes	(12,788)	7,219	NM	(30,974)	12,533	NM

Income tax expense (benefit)	(626)	844	(174.2%)	(4,039)	641	NM
Net income (loss)	$(12,162)	$6,375	NM	$(26,935)	$11,892	NM

Underwriting Ratios:
Loss ratio (1):	59.5%	60.9%		58.2%	62.0%
Expense ratio (2)	39.2%	38.3%		38.7%	38.2%
Combined ratio (3)	98.7%	99.2%		96.9%	100.2%

NM – not meaningful

(1)

The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.

(2)	The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(3)	The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

GLOBAL INDEMNITY GROUP, LLC

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Gross written premiums (1)
Commercial Specialty	$109,797	$99,406	10.5%	$214,063	$188,740	13.4%
Reinsurance Operations (3)	46,394	24,487	89.5%	87,839	46,438	89.2%
Continuing Lines	156,191	123,893	26.1%	301,902	235,178	28.4%
Exited Lines	40,632	51,343	(20.9%)	85,904	103,616	(17.1%)
Total gross written premiums	$196,823	$175,236	12.3%	$387,806	$338,794	14.5%

Ceded written premiums
Commercial Specialty	$8,626	$7,759	11.2%	$14,579	$14,921	(2.3%)
Reinsurance Operations (3)	—	—	—	—	—	—
Continuing Lines	8,626	7,759	11.2%	14,579	14,921	(2.3%)
Exited Lines	21,039	6,824	NM	46,587	15,537	199.8%
Total ceded written premiums	$29,665	$14,583	103.4%	$61,166	$30,458	100.8%

Net written premiums (2)
Commercial Specialty	$101,171	$91,647	10.4%	$199,484	$173,819	14.8%
Reinsurance Operations (3)	46,394	24,487	89.5%	87,839	46,438	89.2%
Continuing Lines	147,565	116,134	27.1%	287,323	220,257	30.4%
Exited Lines	19,593	44,519	(56.0%)	39,317	88,079	(55.4%)
Total net written premiums	$167,158	$160,653	4.0%	$326,640	$308,336	5.9%

Net earned premiums
Commercial Specialty	$95,172	$81,965	16.1%	$186,935	$160,657	16.4%
Reinsurance Operations (3)	38,596	18,061	113.7%	73,559	34,859	111.0%
Continuing Lines	133,768	100,026	33.7%	260,494	195,516	33.2%
Exited Lines	21,981	49,382	(55.5%)	44,078	97,592	(54.8%)
Total net earned premiums	$155,749	$149,408	4.2%	$304,572	$293,108	3.9%

NM – not meaningful

(1)	Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)	Net written premiums equal gross written premiums less ceded written premiums.
(3)	External business only, excluding business assumed from affiliates.

Gross written premiums increased by 12.3% and 14.5% for the quarter and six months ended June 30, 2022, respectively, as compared to same periods in 2021.  The increase in gross written premiums is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty, the organic growth of existing casualty treaties within Reinsurance Operations, partially offset by a reduction in premiums within Exited Lines.

GLOBAL INDEMNITY GROUP, LLC

Underwriting Ratios

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Loss ratio
Commercial Specialty	58.9%	52.1%	6.8	57.8%	57.6%	0.2
Reinsurance Operations	58.3%	64.2%	(5.9)	59.7%	64.4%	(4.7)
Continuing Lines	58.7%	54.3%	4.4	58.4%	58.8%	(0.4)
Exited Lines	64.1%	74.2%	(10.1)	57.4%	68.4%	(11.0)
Total loss ratio	59.5%	60.9%	(1.4)	58.2%	62.0%	(3.8)
Expense ratio
Commercial Specialty	38.1%	37.3%	0.8	37.4%	37.1%	0.3
Reinsurance Operations	37.2%	34.3%	2.9	36.1%	34.4%	1.7
Continuing Lines	37.8%	36.8%	1.0	37.0%	36.6%	0.4
Exited Lines	47.8%	41.4%	6.4	48.4%	41.4%	7.0
Total expense ratio	39.2%	38.3%	0.9	38.7%	38.2%	0.5
Combined ratio
Commercial Specialty	97.0%	89.4%	7.6	95.2%	94.7%	0.5
Reinsurance Operations	95.5%	98.5%	(3.0)	95.8%	98.8%	(3.0)
Continuing Lines	96.5%	91.1%	5.4	95.4%	95.4%	(0.0)
Exited Lines	111.9%	115.6%	(3.7)	105.8%	109.8%	(4.0)
Total combined ratio	98.7%	99.2%	(0.5)	96.9%	100.2%	(3.3)

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.  The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Commercial Specialty	92.1%	92.2%	(0.1)	93.2%	92.1%	1.1
Reinsurance Operations	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	94.5%	93.7%	0.8	95.2%	93.7%	1.5
Exited Lines	48.2%	86.7%	(38.5)	45.8%	100.0%	(54.2)
Total	84.9%	91.7%	(6.8)	84.2%	91.0%	(6.8)

The net premium retention for both the quarter and six months ended June 30, 2022 decreased by 6.8 points as compared to the same periods in 2021.  The reduction in retention is primarily driven by the Company entering into an agreement effective November 30, 2021 where American Family Mutual Insurance Company agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies included in the sale of the renewal rights of the Company’s manufactured and dwelling homes products that were in force as of November 30, 2021.  See Note 3 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for additional information on this reinsurance agreement as well as the sale of renewal rights related to the Company’s manufactured and dwelling home products.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 16.1% and 16.4% for the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.  The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $36.8 million and $34.7 million for the quarters ended June 30, 2022 and 2021, respectively, and $72.3 million and $71.9 million for the six months ended June 30, 2022 and 2021,

GLOBAL INDEMNITY GROUP, LLC

respectively. Casualty net earned premiums were $58.3 million and $47.2 million for the quarters ended June 30, 2022 and 2021, respectively, and $114.6 million and $88.8 million for the six months ended June 30, 2022 and 2021, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 113.7% and 111.0% for the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 primarily due to organic growth of existing casualty treaties.  There was no property net earned premiums for the quarters and six months ended June 30, 2022 and 2021.  Casualty net earned premiums were $38.6 million and $18.1 million for the quarters ended June 30, 2022 and 2021, respectively, and $73.6 million and $34.9 million for the six months ended June 30, 2022 and 2021, respectively.

Net earned premiums within the Exited Lines segment decreased by 55.5% and 54.8% for the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 primarily due to the sale of the renewal rights related to the Company’s manufactured and dwelling home products on October 26, 2021.  The decrease in net earned premiums is also due to exiting lines of business unrelated to the company’s continuing businesses.  Property net earned premiums were $16.6 million and $43.1 million for the quarters ended June 30, 2022 and 2021, respectively, and $34.2 million and $85.0 million for the six months ended June 30, 2022 and 2021, respectively. Casualty net earned premiums were $5.4 million and $6.2 million for the quarters ended June 30, 2022 and 2021, respectively, and $9.8 million and $12.6 million for the six months ended June 30, 2022 and 2021, respectively.

Reserves

Management’s best estimate at June 30, 2022 was recorded as the loss reserve.  Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment.  This resulted in carried gross and net reserves of $804.7 million and $710.5 million, respectively, as of June 30, 2022.  A breakout of the Company’s gross and net reserves, as of June 30, 2022, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$163,650	$316,635	$480,285
Reinsurance Operations	6,249	138,272	144,521
Continuing Lines	169,899	454,907	624,806
Exited Lines	83,667	96,188	179,855
Total	$253,566	$551,095	$804,661

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$140,566	$284,090	$424,656
Reinsurance Operations	6,249	138,272	144,521
Continuing Lines	146,815	422,362	569,177
Exited Lines	63,867	77,432	141,299
Total	$210,682	$499,794	$710,476

(1)	Losses incurred but not reported, including the expected future emergence of case reserves.
(2)	Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made.  If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate.  For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity.  Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency.  The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the

GLOBAL INDEMNITY GROUP, LLC

impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $183.9 million for claims occurring during the six months ended June 30, 2022:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(26,672)	(17,935)	(9,197)	(460)	8,278
	-3%	(23,361)	(14,440)	(5,518)	3,403	12,324
	-2%	(21,706)	(12,692)	(3,679)	5,334	14,348
	-1%	(20,050)	(10,945)	(1,839)	7,266	16,371
	0%	(18,395)	(9,197)	—	9,197	18,395
	1%	(16,739)	(7,450)	1,839	11,129	20,418
	2%	(15,084)	(5,702)	3,679	13,060	22,442
	3%	(13,428)	(3,955)	5,518	14,992	24,465
	5%	(10,117)	(460)	9,197	18,855	28,512

The Company’s net reserves for losses and loss adjustment expenses of $710.5 million as of June 30, 2022 relate to multiple accident years.  Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$109,797	$99,406	10.5%	$214,063	$188,740	13.4%

Net written premiums	$101,171	$91,647	10.4%	$199,484	$173,819	14.8%

Net earned premiums	$95,172	$81,965	16.1%	$186,935	$160,657	16.4%
Other income	260	$208	25.0%	$519	$452	14.8%
Total revenues	95,432	82,173	16.1%	187,454	161,109	16.4%

Losses and expenses:
Net losses and loss adjustment expenses	56,042	42,669	31.3%	108,095	92,459	16.9%
Acquisition costs and other underwriting expenses	36,222	30,577	18.5%	69,911	59,629	17.2%
Underwriting income	$3,168	$8,927	(64.5%)	$9,448	$9,021	4.7%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.6%	52.7%	5.9	57.5%	59.5%	(2.0)
Prior accident year	0.3%	(0.6%)	0.9	0.3%	(1.9%)	2.2
Calendar year loss ratio	58.9%	52.1%	6.8	57.8%	57.6%	0.2
Expense ratio	38.1%	37.3%	0.8	37.4%	37.1%	0.3
Combined ratio	97.0%	89.4%	7.6	95.2%	94.7%	0.5

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$18,125	49.2%	$13,218	38.0%	$35,707	49.4%	$33,790	47.0%
Effect of prior accident year	383	1.0%	(6)	(0.0%)	(374)	(0.5%)	(1,534)	(2.1%)
Non catastrophe property losses and ratio (2)	$18,508	50.2%	$13,212	38.0%	$35,333	48.9%	$32,256	44.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,189	8.7%	$2,855	8.2%	$5,423	7.5%	$11,573	16.1%
Effect of prior accident year	(1,334)	(3.6%)	514	1.5%	(353)	(0.5%)	(392)	(0.6%)
Catastrophe losses and ratio (2)	$1,855	5.1%	$3,369	9.7%	$5,070	7.0%	$11,181	15.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$21,314	57.9%	$16,073	46.2%	$41,130	56.9%	$45,363	63.1%
Effect of prior accident year	(951)	(2.6%)	508	1.5%	(727)	(1.0%)	(1,926)	(2.7%)
Total property losses and ratio (2)	$20,363	55.3%	$16,581	47.7%	$40,403	55.9%	$43,437	60.4%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$34,460	59.1%	$27,126	57.4%	$66,420	58.0%	$50,220	56.6%
Effect of prior accident year	1,219	2.1%	(1,038)	(2.2%)	1,272	1.1%	(1,198)	(1.3%)
Total casualty losses and ratio (2)	$35,679	61.2%	$26,088	55.2%	$67,692	59.1%	$49,022	55.3%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$55,774	58.6%	$43,199	52.7%	$107,550	57.5%	$95,583	59.5%
Effect of prior accident year	268	0.3%	(530)	(0.6%)	545	0.3%	(3,124)	(1.9%)
Total net losses and loss adjustment expense and total loss ratio (2)	$56,042	58.9%	$42,669	52.1%	$108,095	57.8%	$92,459	57.6%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million and $0.2 million for the quarters ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.  Other income is primarily comprised of fee income.

GLOBAL INDEMNITY GROUP, LLC

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Property losses
Non-catastrophe	$18,125	$13,218	37.1%	$35,707	$33,790	5.7%
Catastrophe	3,189	2,855	11.7%	5,423	11,573	(53.1%)
Property losses	21,314	16,073	32.6%	41,130	45,363	(9.3%)
Casualty losses	34,460	27,126	27.0%	66,420	50,220	32.3%
Total accident year losses	$55,774	$43,199	29.1%	$107,550	$95,583	12.5%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	49.2%	38.0%	11.2	49.4%	47.0%	2.4
Catastrophe	8.7%	8.2%	0.5	7.5%	16.1%	(8.6)
Property loss ratio	57.9%	46.2%	11.7	56.9%	63.1%	(6.2)
Casualty loss ratio	59.1%	57.4%	1.7	58.0%	56.6%	1.4
Total accident year loss ratio	58.6%	52.7%	5.9	57.5%	59.5%	(2.0)

The current accident year non-catastrophe property loss ratio increased by 11.2 points during the quarter ended June 30, 2022 as compared to the same period in 2021 reflecting higher claims severity in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 2.4 points during the six months ended June 30, 2022  as compared to the same period in 2021 due to higher claims severity in the first six months compared to last year.

The current accident year catastrophe loss ratio increased by 0.5 points during the quarter ended June 30, 2022 as compared to the same period in 2021 recognizing higher claims frequency in the calendar quarter compared to last year.

The current accident year catastrophe loss ratio improved by 8.6 points during the six months ended June 30, 2022 as compared to the same period in 2021 due to lower claims frequency and severity in the first six months compared to last year.

The current accident year casualty loss ratio increased by 1.7 points during the quarter ended June 30, 2022 as compared to the same period in 2021 reflecting higher claims severity in the calendar quarter compared to last year.

The current accident year casualty loss ratio increased by 1.4 points during the six months ended June 30, 2022 as compared to the same period in 2021 due to higher claims severity in the first six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2022 includes a increase of $0.3 million, or 0.3 percentage points, and a increase of $0.5 million, or 0.3 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes a decrease of $0.5 million, or 0.6 percentage points, and a decrease of $3.1 million, or 1.9 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 0.8 points from 37.3% for the quarter ended June 30, 2021 to 38.1% for the quarter ended June 30, 2022 and increased by 0.3 points from 37.1% for the six months ended June 30, 2021 to 37.4% for the six months ended June 30, 2022. The increase in the expense ratio is primarily due to higher compensation cost resulting from the start-up business lines partially offset by a reduction in the expense ratio due to growth in net earned premiums.

GLOBAL INDEMNITY GROUP, LLC

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022 (1)	2021 (1)	Change	2022 (1)	2021 (1)	Change
Gross written premiums	$46,394	$24,487	89.5%	$87,839	$46,438	89.2%

Net written premiums	$46,394	$24,487	89.5%	$87,839	$46,438	89.2%

Net earned premiums	$38,596	$18,061	113.7%	$73,559	$34,859	111.0%
Other income (loss)	(61)	14	NM	(81)	(42)	92.9%
Total revenues	38,535	18,075	113.2%	73,478	34,817	111.0%

Losses and expenses:
Net losses and loss adjustment expenses	22,481	11,600	93.8%	43,938	22,475	95.5%
Acquisition costs and other underwriting expenses	14,369	6,198	131.8%	26,546	11,977	121.6%
Underwriting income	$1,685	$277	NM	$2,994	$365	NM

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.4%	64.3%	(2.9)	61.3%	64.5%	(3.2)
Prior accident year	(3.1%)	(0.1%)	(3.0)	(1.6%)	(0.1%)	(1.5)
Calendar year loss ratio (3)	58.3%	64.2%	(5.9)	59.7%	64.4%	(4.7)
Expense ratio	37.2%	34.3%	2.9	36.1%	34.4%	1.7
Combined ratio	95.5%	98.5%	(3.0)	95.8%	98.8%	(3.0)

(1)	External business only, excluding business assumed from affiliates
(2)	Non-GAAP ratio
(3)	Most directly comparable GAAP ratio

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

Other Income (Loss)

The Company recognized a loss of $0.1 million for each of the quarters ended June 30, 2022 and 2021 and recognized income of less than $0.1 million and a loss of less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.  Other income (loss) is primarily comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 2.9 points during the quarter ended June 30, 2022 as compared to the same period in 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year.

The current accident year loss ratio improved by 3.2 points during six months ended June 30, 2022 as compared to the same period in 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year.

The calendar year loss ratios for the quarter and six months ended June 30, 2022 includes a decrease of $1.2 million or 3.1 percentage points, and a decrease of $1.2 million, or 1.6 percentage points, respectively, related to reserve development on prior accident years.  The calendar year loss ratios for both the quarter and six months ended June 30, 2021 includes a decrease of less than $0.1 million or 0.1 percentage point, related to reserve development on prior accident years. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment increased 2.9 points from 34.3% for the quarter ended June 30, 2021 to 37.2% for the quarter ended June 30, 2022 and increased 1.7 points from 34.4% for the six months ended June 30, 2021 to 36.1% for the six months ended June 30, 2022. This increase in the expense ratio was primarily due to an increase in commission expense which was partially offset by a reduction in the expense ratio as a result of a growth in net earned premiums.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Reinsurance Operations’ business, financial condition, and results of operation.

GLOBAL INDEMNITY GROUP, LLC

Exited Lines

The components of loss from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$40,632	$51,343	(20.9%)	$85,904	$103,616	(17.1%)

Net written premiums	$19,593	$44,519	(56.0%)	$39,317	$88,079	(55.4%)

Net earned premiums	$21,981	$49,382	(55.5%)	$44,078	$97,592	(54.8%)
Other income (loss)	(25)	290	(108.6%)	175	510	(65.7%)
Total revenues	21,956	49,672	(55.8%)	44,253	98,102	(54.9%)

Losses and expenses:
Net losses and loss adjustment expenses	14,095	36,669	(61.6%)	25,280	66,787	(62.1%)
Acquisition costs and other underwriting expenses	10,507	20,438	(48.6%)	21,333	40,371	(47.2%)
Underwriting loss	$(2,646)	$(7,435)	(64.4%)	$(2,360)	$(9,056)	(73.9%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	76.1%	61.9%	14.2	70.9%	63.0%	7.9
Prior accident year	(12.0%)	12.3%	(24.3)	(13.5%)	5.4%	(18.9)
Calendar year loss ratio	64.1%	74.2%	(10.1)	57.4%	68.4%	(11.0)
Expense ratio	47.8%	41.4%	6.4	48.4%	41.4%	7.0
Combined ratio	111.9%	115.6%	(3.7)	105.8%	109.8%	(4.0)

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$9,229	55.5%	$22,271	51.6%	$19,108	55.8%	$41,608	48.9%
Effect of prior accident year	(2,754)	(16.6%)	(277)	(0.6%)	(4,291)	(12.5%)	1,764	2.1%
Non catastrophe property losses and ratio (2)	$6,475	39.0%	$21,994	51.0%	$14,817	43.3%	$43,372	51.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$5,189	31.2%	$4,958	11.5%	$7,262	21.2%	$13,150	15.5%
Effect of prior accident year	191	1.1%	6,298	14.6%	(1,165)	(3.4%)	4,691	5.5%
Catastrophe losses and ratio (2)	$5,380	32.3%	$11,256	26.1%	$6,097	17.8%	$17,841	21.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$14,418	86.7%	$27,229	63.1%	$26,370	77.0%	$54,758	64.4%
Effect of prior accident year	(2,563)	(15.4%)	6,021	14.0%	(5,456)	(15.9%)	6,455	7.6%
Total property losses and ratio (2)	$11,855	71.3%	$33,250	77.1%	$20,914	61.1%	$61,213	72.0%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,307	43.0%	$3,358	53.8%	$4,880	49.6%	$6,764	53.9%
Effect of prior accident year	(67)	(1.3%)	61	1.0%	(514)	(5.2%)	(1,190)	(9.5%)
Total casualty losses and ratio (2)	$2,240	41.8%	$3,419	54.7%	$4,366	44.4%	$5,574	44.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$16,725	76.1%	$30,587	61.9%	$31,250	70.9%	$61,522	63.0%
Effect of prior accident year	(2,630)	(12.0%)	6,082	12.3%	$(5,970)	(13.5%)	5,265	5.4%
Total net losses and loss adjustment expense and total loss ratio (2)	$14,095	64.1%	$36,669	74.2%	$25,280	57.4%	$66,787	68.4%

(1)	Non-GAAP measure / ratio
(2)	Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

GLOBAL INDEMNITY GROUP, LLC

Other Income (Loss)

The Company recognized a loss of less than $0.1 million and income of $0.3 million for the quarters ended June 30, 2022 and 2021, respectively, and income of $0.2 million and income of $0.5 million for the six months ended June 30, 2022 and 2021, respectively.  Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Property losses
Non-catastrophe	$9,229	$22,271	(58.6%)	$19,108	$41,608	(54.1%)
Catastrophe	5,189	4,958	4.7%	7,262	13,150	(44.8%)
Property losses	14,418	27,229	(47.0%)	26,370	54,758	(51.8%)
Casualty losses	2,307	3,358	(31.3%)	4,880	6,764	(27.9%)
Total accident year losses	$16,725	$30,587	(45.3%)	$31,250	$61,522	(49.2%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2022	2021	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	55.5%	51.6%	3.9	55.8%	48.9%	6.9
Catastrophe	31.2%	11.5%	19.7	21.2%	15.5%	5.7
Property loss ratio	86.7%	63.1%	23.6	77.0%	64.4%	12.6
Casualty loss ratio	43.0%	53.8%	(10.8)	49.6%	53.9%	(4.3)
Total accident year loss ratio	76.1%	61.9%	14.2	70.9%	63.0%	7.9

The current accident year non-catastrophe property loss ratio increased by 3.9 points during the quarter ended June 30, 2022 as compared to the same period in 2021 recognizing higher claims frequency in Farm, Ranch & Stable business lines partially offset by lower claims frequency in the specialty property lines and lower claims severity in the property brokerage lines.

The current accident year non-catastrophe property loss ratio increased by 6.9 points during six months ended June 30, 2022 as compared to the same period in 2021 due to a higher loss ratio in the specialty property lines as well as higher claims frequency and severity in the Farm, Ranch & Stable business lines.

The current accident year catastrophe loss ratio increased by 19.7 points during the quarter ended June 30, 2022 as compared to the same period in 2021 recognizing higher claims frequency and severity in the specialty property lines and Farm, Ranch & Stable business lines.

The current accident year catastrophe loss ratio increased by 5.7 points during the six months ended June 30, 2022 as compared to the same period in 2021 reflecting higher claims severity in the Farm, Ranch & Stable business lines partially offset by lower claims frequency and severity in the property brokerage lines.

The current accident year casualty loss ratio improved by 10.8 points during the quarter ended June 30, 2022 as compared to the same period in 2021 which reflects that the premium has been running off and is down to $0.9 million in net earned premiums for the specialty property lines, property brokerage, and property and catastrophe reinsurance treaties in the quarter as well as lower claims frequency in Farm, Ranch & Stable business lines.

The current accident year casualty loss ratio improved by 4.3 points during the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to lower claims severity in the Farm, Ranch & Stable business lines partially offset by higher claims severity in the specialty property lines.

GLOBAL INDEMNITY GROUP, LLC

The calendar year loss ratio for the quarter and six months ended June 30, 2022 includes a decrease of $2.6 million, or 12.0 percentage points, and a decrease of $6.0 million, or 13.5 percentage points, respectively related to reserve development on prior accident years.  The calendar year loss ratio for the quarter and six months ended June 30, 2021 includes an increase of $6.1 million, or 12.3 percentage points, and an increase of $5.3 million, or 5.4 percentage points, respectively, related to reserve development on prior accident years.  Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines increased by 6.4 points from 41.4% for the quarter ended June 30, 2021 to 47.8% for the quarter ended June 30, 2022. The expense ratio for the Company’s Exited Lines increased by 7.0 points from 41.4% for the six months ended June 30, 2021 to 48.4% for the six months ended June 30, 2022. The increase in the expense ratio is primarily due to the reduction in earned premiums resulting from the runoff of lines of business that the Company is no longer writing.

COVID-19

There is continued risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Exited Lines’ policies, or other conditions included in these policies that would otherwise preclude coverage

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Exited Lines’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 1.7 years.

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross investment income (1)	$2,541	$11,268	(77.4%)	$9,737	$21,817	(55.4%)
Investment expenses	(611)	(635)	(3.8%)	(1,215)	(1,348)	(9.9%)
Net investment income	$1,930	$10,633	(81.8%)	$8,522	$20,469	(58.4%)

(1)	Excludes realized gains and losses

Gross investment income decreased by 77.4% and 55.4% for the quarter and six months ended June 30, 2022 as compared to the same periods in 2021 primarily due to decreased returns from alternative investments and a decrease in dividend income as a result of the liquidation of the Company’s common stock portfolio during the first quarter of 2022.  The proceeds from the sale of the common stock portfolio as well as other proceeds were used to retire the 2047 Notes in April 2022.

Investment expenses decreased by 3.8% and 9.9% for the quarter and six months ended June 30, 2022 as compared to the same periods in 2021 due to decreased investment management expenses as a result of the liquidation of the Company’s common stock portfolio during the year.

At June 30, 2022, the Company held agency mortgage-backed securities with a market value of $3.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.8 years as of June 30, 2022, compared with 4.7 years as of June 30, 2021.  Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.7 years and 4.5 years as of June 30, 2022 and June 30, 2021, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 2.7% as of June 30, 2022, compared to 2.3% as of June 30, 2021. The embedded book yield on the $32.4 million of

GLOBAL INDEMNITY GROUP, LLC

taxable municipal bonds in the Company’s portfolio, was 3.1% at June 30, 2022, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $64.5 million at June 30, 2021.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Equity securities	$(2,415)	$3,395	$(3,760)	$7,763
Fixed maturities	(8,637)	453	(11,876)	(706)
Derivatives	1,816	(15)	6,540	595
Other-than-temporary impairment losses	(680)	—	(26,205)	—
Net realized investment gains (losses)	$(9,916)	$3,833	$(35,301)	$7,652

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio.  The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years and less.

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2022 and 2021.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, and taxes incurred which are not directly related to operations.  Corporate and other operating expenses were $3.0 million and $6.3 million during the quarters ended June 30, 2022 and 2021, respectively, and $7.7 million and $10.6 million during the six months ended June 30, 2022 and 2021, respectively.  The decrease in corporate expenses was primarily due to the Company receiving an employee retention credit under the CARES Act of $2.7 million.  This credit, which reduced compensation cost, was received in May 2022.

Interest Expense

Interest expense was $0.4 million and $2.7 million during the quarters ended June 30, 2022 and 2021, respectively,  $3.0 million and $5.3 million during the six months ended June 30, 2022 and 2021, respectively. The reduction in interest expense was due to the redemption of the 2047 Notes on April 15, 2022.

Income Tax Benefit

Income tax benefit was $0.6 million for the quarter ended June 30, 2022 compared with income tax expense of $0.8 million for the quarter ended June 30, 2021. The increase in the income tax benefit is primarily due to investment losses incurred by the Company’s U.S. subsidiaries during the quarter ended June 30, 2022.

Income tax benefit was $4.0 million for the six months ended June 30, 2022 compared with an income tax expense of $0.6 million for the six months ended June 30, 2021. The increase in the income tax benefit is primarily due to investment losses incurred by the Company’s U.S. subsidiaries during the six months ended June 30, 2021.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

GLOBAL INDEMNITY GROUP, LLC

Net Income (Loss)

The factors described above resulted in a net loss of $12.2 million and net income of $6.4 million for the quarters ended June 30, 2022 and 2021, respectively and a net loss of $26.9 million and net income of $11.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distributions to shareholders, and share repurchases.  The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations.  In order to meet its short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries.  Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments.  In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

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

As of June 30, 2022, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP.  See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2021 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.  See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2021 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies.  In April, 2022, the United National insurance companies, Penn-America insurance companies, and American Reliable Insurance Company paid dividends in the amount of $4.5 million, $7.5 million, and $22.5 million, respectively.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income.  Funds are used primarily to pay claims and operating expenses and to purchase investments.  As a result of the distribution policy, funds may also be used to pay distributions to shareholders of the Company.

GLOBAL INDEMNITY GROUP, LLC

The Company’s reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•	the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•	the timing of the Company’s settlements with its reinsurers; and
•	the timing of the Company’s loss payments.

Net cash provided by operating activities was $18.5 million and $47.5 million for the six months ended June 30, 2022 and 2021, respectively.  The decrease in operating cash flows of approximately $29.0 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change
Net premiums collected	$276,206	$308,353	$(32,147)
Net losses paid	(136,756)	(148,453)	11,697
Underwriting and corporate expenses	(130,981)	(126,144)	(4,837)
Net investment income	15,116	18,952	(3,836)
Interest paid	(5,126)	(5,220)	94
Net cash provided by operating activities	$18,459	$47,488	$(29,029)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company.  The Company will retain the unearned premium reserves for business written prior to August 8, 2022.

Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing.  The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022.  Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40 million.

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

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022 and June 20, 2022.  Distributions paid to common shareholders were $7.3 million during the six months ended June 30, 2022.   In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2022.

GLOBAL INDEMNITY GROUP, LLC

Investment Portfolio

Due to shortening duration, significantly more of the investment portfolio will mature annually.

On May 18th, 2022, the Company provided the Credit Fund, LLC with formal withdrawal requests in full.  As outlined in the fund’s offering documents, redemption proceeds are wired to the account of record within 30 days of June 30, 2022.  Proceeds of $99.6 million are expected to be invested into fixed income investments with maturities of two years and less.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2022.  Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

Investment Portfolio

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

Intercompany Pooling Arrangement

The Company’s U.S. insurance company participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies.  American Reliable currently comprises 30% of the pool.  Prior to the sale of American Reliable, the intercompany pooling agreement will be amended.  American Reliable will be removed from the pool and its 30% participation in the business and capital will be allocated to the Company’s remaining five insurance companies.

For additional information on the Sale of American Reliable, please see the liquidity section above.

Other than the item discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2022.  Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

GLOBAL INDEMNITY GROUP, LLC

consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2021 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected.  The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended June 30, 2022, risk assets were challenged with both equities and bonds moving significantly lower.  Global equities fell approximately 15.4% with U.S. equities underperforming, losing approximately 16.1%.  U.S. fixed income lost approximately 4.7% with average spreads moving wider during the quarter.  Heightened volatility in all markets remained the theme in June as ten-year treasury yields rose significantly during the month only to end slightly higher at the end of June. The increase in rates was triggered by an upside surprise in inflation data, but the combination of decreasing consumer confidence and rising growth concerns ultimately resulted in interest rates falling and spreads across all sectors widening. While the 75-basis-point increase by the Federal Reserve was anticipated, there is growing concern that an aggressive rate rise will result in a recession. Chair Powell continues to point to the strength of the labor market as support for the economy that will allow the Federal Reserve to focus on regaining price stability.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A average rating and a duration of 1.7 years.  Portfolio purchases were focused within US Treasury, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury, MBS, and investment grade credit securities, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to US Treasuries and investment grade credit increased, while the portfolio’s exposure to MBS securities decreased.

Other than the changes described in the preceding paragraph, there have been no other material changes to the Company’s market risk since December 31, 2021.  Please see Item 7A of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022.  Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock.  There were 11,173 shares and 15,954 shares surrendered by the Company’s employees during quarter and six months ended June 30, 2022, respectively.  All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 9, 2022	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)