Form 10-Q
period 2022-09-30
Global Indemnity Group, LLC
filed 2022-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

001-34809

Commission File Number

GLOBAL INDEMNITY GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware	85-2619578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 S. French Street, Suite 105

Wilmington, DE 19801

(Address of principal executive office including zip code)

Registrant's telephone number, including area code: (302) 691-6276

Three Bala Plaza East, Suite 300

Bala Cynwyd, PA 19004

(Former name or former address, if changed since last report)

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

As of November 1, 2022, the registrant had outstanding 10,668,423 Class A Common Shares and 3,947,206 Class B Common Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2022 (Unaudited) and December 31, 2021	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) Quarters and Nine Months Ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	62

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

Signature		66

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,337,014 and $1,193,746; net of allowance for expected credit losses of $0 at September 30, 2022 and December 31, 2021)	$1,281,074	$1,201,866
Equity securities, at fair value	18,006	99,978
Other invested assets	38,222	152,651
Total investments	1,337,302	1,454,495

Cash and cash equivalents	18,891	78,278
Premium receivables, net of allowance for expected credit losses of $2,851 at September 30, 2022 and $2,996 at December 31, 2021	160,714	128,444
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at September 30, 2022 and December 31, 2021	108,541	99,864
Funds held by ceding insurers	21,780	27,958
Deferred federal income taxes	46,540	37,329
Deferred acquisition costs	70,164	60,331
Intangible assets	14,898	20,261
Goodwill	4,820	5,398
Prepaid reinsurance premiums	56,205	53,494
Lease right of use assets	13,461	16,051
Other assets	25,821	30,906
Total assets	$1,879,137	$2,012,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$825,594	$759,904
Unearned premiums	330,536	316,566
Ceded balances payable	16,607	35,340
Payable for securities purchased	98	794
Contingent commissions	8,357	7,903
Debt	—	126,430
Lease liabilities	16,734	19,079
Other liabilities	37,617	40,172
Total liabilities	$1,235,543	$1,306,188

Commitments and contingencies (Note 14)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,701,873 and 10,574,589 respectively; class A common shares outstanding: 10,668,423 and 10,557,093, respectively; class B common shares issued and outstanding: 3,947,206 and 3,947,206, respectively	—	—
Additional paid-in capital	451,142	447,406
Accumulated other comprehensive income (loss), net of tax	(45,337)	6,404
Retained earnings	234,693	249,301
Class A common shares in treasury, at cost: 33,450 and 17,496 shares, respectively	(904)	(490)
Total shareholders’ equity	643,594	706,621
Total liabilities and shareholders’ equity	$1,879,137	$2,012,809

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Gross written premiums	$175,827	$174,303	$563,633	$513,097
Ceded written premiums	(32,992)	(12,004)	(94,158)	(42,462)
Net written premiums	142,835	162,299	469,475	470,635
Change in net unearned premiums	10,809	(4,734)	(11,259)	(19,962)
Net earned premiums	153,644	157,565	458,216	450,673
Net investment income	8,389	9,344	16,911	29,813
Net realized investment gains (losses)	2,234	(310)	(33,067)	7,342
Other income	30,316	389	30,839	1,287
Total revenues	194,583	166,988	472,899	489,115

Losses and Expenses:
Net losses and loss adjustment expenses	88,459	109,195	265,772	290,916
Acquisition costs and other underwriting expenses	60,876	59,282	178,666	171,259
Corporate and other operating expenses	14,064	5,387	21,718	15,992
Interest expense	—	2,596	3,004	7,887
Loss on extinguishment of debt	—	—	3,529	—
Income (loss) before income taxes	31,184	(9,472)	210	3,061
Income tax expense (benefit)	7,438	(1,759)	3,399	(1,118)
Net income (loss)	$23,746	$(7,713)	$(3,189)	$4,179
Less: preferred stock distributions	110	110	330	330
Net income (loss) available to common shareholders	$23,636	$(7,823)	$(3,519)	$3,849

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$1.62	$(0.54)	$(0.24)	$0.27
Diluted	$1.60	$(0.54)	$(0.24)	$0.26
Weighted-average number of shares outstanding
Basic	14,589,797	14,445,434	14,549,601	14,413,006
Diluted	14,795,962	14,445,434	14,549,601	14,650,599
Cash distributions declared per common share	$0.25	$0.25	$0.75	$0.75

(1)
For the nine months ended September 30, 2022 and the quarter ended September 30, 2021, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$23,746	$(7,713)	$(3,189)	$4,179

Other comprehensive income (loss), net of tax:
Unrealized holding losses	(18,777)	(2,636)	(82,653)	(18,337)
Reclassification adjustment for (gains) losses included in net income (loss)	194	(1,132)	31,156	(611)
Unrealized foreign currency translation losses	(129)	(164)	(244)	(324)
Other comprehensive loss, net of tax	(18,712)	(3,932)	(51,741)	(19,272)

Comprehensive income (loss), net of tax	$5,034	$(11,645)	$(54,930)	$(15,093)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2022	2021	2022	2021
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,675,757	10,532,270	10,574,589	10,263,722
Common shares issued under share incentive plans, net of forfeitures	—	(2,404)	50,598	40,240
Common shares issued to directors	26,116	21,472	76,686	61,216
Share conversion	—	—	—	186,160
Number at end of period	10,701,873	10,551,338	10,701,873	10,551,338
Number of class B common shares issued:
Number at beginning of period	3,947,206	3,947,206	3,947,206	4,133,366
Share conversion	—	—	—	(186,160)
Number at end of period	3,947,206	3,947,206	3,947,206	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$450,052	$447,804	$447,406	$445,051
Share compensation plans	1,090	972	3,736	3,725
Balance at end of period	$451,142	$448,776	$451,142	$448,776
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(26,625)	$18,968	$6,404	$34,308
Other comprehensive income (loss):
Change in unrealized holding losses	(18,583)	(3,768)	(51,497)	(18,948)
Unrealized foreign currency translation losses	(129)	(164)	(244)	(324)
Other comprehensive income (loss)	(18,712)	(3,932)	(51,741)	(19,272)
Balance at end of period	$(45,337)	$15,036	$(45,337)	$15,036
Retained earnings:
Balance at beginning of period	$214,757	$239,272	$249,301	$234,965
Net income (loss)	23,746	(7,713)	(3,189)	4,179
Preferred share distributions	(110)	(110)	(330)	(330)
Distributions to shareholders ($0.25 per share per quarter in 2022 and 2021)	(3,700)	(3,596)	(11,089)	(10,961)
Balance at end of period	$234,693	$227,853	$234,693	$227,853
Number of treasury shares:
Number at beginning of period	33,450	17,093	17,496	—
Class A common shares purchased	—	—	15,954	16,915
Forfeited shares	—	—	—	178
Number at end of period	33,450	17,093	33,450	17,093
Treasury shares, at cost:
Balance at beginning of period	$(904)	$(479)	$(490)	$—
Class A common shares purchased, at cost	—	—	(414)	(479)
Balance at end of period	$(904)	$(479)	$(904)	$(479)
Total shareholders’ equity	$643,594	$695,186	$643,594	$695,186

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,189)	$4,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,436	6,080
Amortization of debt issuance costs	41	106
Gross proceeds from sale of renewal rights related to Farm, Ranch & Stable business lines	(30,000)	—
Impairment loss on right of use lease assets	488	—
Impairment loss on software	508	—
Impairment loss on goodwill and intangible assets	5,657	—
Restricted stock and stock option expense	3,737	3,725
Deferred federal income taxes	3,418	(1,129)
Amortization of bond premium and discount, net	1,335	4,734
Net realized investment (gains) losses	33,067	(7,342)
Loss on extinguishment of debt	3,529	—
(Income) loss from equity method investments, net of distributions	6,362	(2,512)
Changes in:
Premium receivables, net	(32,270)	(16,739)
Reinsurance receivables, net	(8,677)	(4,190)
Funds held by ceding insurers	5,868	13,736
Unpaid losses and loss adjustment expenses	65,690	68,954
Unearned premiums	13,970	21,512
Ceded balances payable	(18,733)	468
Other assets and liabilities	(3,398)	(16,278)
Contingent commissions	454	(2,626)
Deferred acquisition costs	(9,833)	(5,074)
Prepaid reinsurance premiums	(2,711)	(1,550)
Net cash provided by operating activities	41,749	66,054
Cash flows from investing activities:
Proceeds from sale of fixed maturities	866,458	889,080
Proceeds from sale of equity securities	88,726	48,661
Proceeds from maturity of fixed maturities	54,228	71,137
Proceeds from maturity of preferred stock	—	666
Proceeds from other invested assets	108,066	14,183
Amounts received in connection with derivatives	4,390	685
Purchases of fixed maturities	(1,104,326)	(1,001,066)
Purchases of equity securities	(10,573)	(34,530)
Purchases of other invested assets	—	(70,000)
Gross proceeds from sale of renewal rights related to Farm, Ranch & Stable business lines	30,000	—
Net cash provided by (used for) investing activities	36,969	(81,184)
Cash flows from financing activities:
Distributions paid to common shareholders	(7,361)	(10,842)
Distributions paid to preferred shareholders	(330)	(330)
Purchases of class A common shares	(414)	(479)
Redemption of subordinated notes	(130,000)	—
Net cash used for financing activities	(138,105)	(11,651)
Net change in cash and cash equivalents	(59,387)	(26,781)
Cash and cash equivalents at beginning of period	78,278	67,359
Cash and cash equivalents at end of period	$18,891	$40,578

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

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment continues to write casualty and professional treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the quarter and nine months ended September 30, 2021 have been revised to reflect these changes. See Note 17 for additional information regarding segments.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes binding authority, program, brokerage, and reinsurance. The insurance companies manage the distribution of these products through two ongoing business segments: Commercial Specialty and Reinsurance Operations. Commercial Specialty offers specialty property and casualty products designed for product lines such as small business binding authority, professional lines, excess casualty, environmental, InsurTech business, and specialized programs. These product lines are offered primarily in the excess and surplus lines marketplace. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff, including specialty personal lines and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, and certain homeowners business, certain business lines within property brokerage, property and catastrophe reinsurance treaties, and the farm, ranch and equine business. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.
Sale of Renewal Rights

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company will retain the unearned premium reserves for business written prior to August 8, 2022. Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing. The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022. Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40.0 million.

The gross proceeds from this sale of $30.0 million are included in other income on the Company’s consolidated statements of operations. In addition, the Company also recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $0.6 million, $5.1 million, $0.5 million, and $0.5 million, respectively. Legal expenses and merger and acquisition fees related to the sale were $2.5 million. The impairments, legal expenses, and merger and acquisition fees are included in corporate and other operating expenses on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022. See Note 6 for additional information on the impairment of goodwill and intangible assets and Note 11 for additional information on impairment of leases.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2022
Fixed maturities:
U.S. treasuries	$407,592	$—	$9	$(9,266)	$398,335
Obligations of states and political subdivisions	34,879	—	—	(1,845)	33,034
Mortgage-backed securities	69,971	—	371	(4,561)	65,781
Asset-backed securities	160,425	—	9	(8,561)	151,873
Commercial mortgage-backed securities	107,748	—	26	(5,755)	102,019
Corporate bonds	349,487	—	9	(16,701)	332,795
Foreign corporate bonds	206,912	—	7	(9,682)	197,237
Total fixed maturities	$1,337,014	$—	$431	$(56,371)	$1,281,074

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Fixed maturities:
U.S. treasuries	$149,934	$—	$603	$(419)	$150,118
Agency obligations	5,697	—	1	(68)	5,630
Obligations of states and political subdivisions	53,637	—	1,385	(301)	54,721
Mortgage-backed securities	250,007	—	2,618	(2,284)	250,341
Asset-backed securities	172,916	—	700	(974)	172,642
Commercial mortgage-backed securities	135,017	—	2,503	(627)	136,893
Corporate bonds	288,866	—	5,571	(2,054)	292,383
Foreign corporate bonds	137,672	—	2,370	(904)	139,138
Total fixed maturities	$1,193,746	$—	$15,751	$(7,631)	$1,201,866

As of September 30, 2022 and December 31, 2021, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Common stock	$1,070	$75,987
Preferred stock	16,936	23,991
Total	$18,006	$99,978

Excluding U.S. treasuries, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% of shareholders' equity at September 30, 2022 and December 31, 2021.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$82,727	$81,807
Due in one year through five years	868,488	838,908
Due in five years through ten years	33,402	29,112
Due in ten years through fifteen years	203	196
Due after fifteen years	14,050	11,378
Mortgage-backed securities	69,971	65,781
Asset-backed securities	160,425	151,873
Commercial mortgage-backed securities	107,748	102,019
Total	$1,337,014	$1,281,074

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2022. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$391,828	$(8,690)	$4,676	$(576)	$396,504	$(9,266)
Obligations of states and political subdivisions	29,830	(1,360)	3,205	(485)	33,035	(1,845)
Mortgage-backed securities	50,421	(3,996)	3,926	(565)	54,347	(4,561)
Asset-backed securities	106,690	(5,007)	43,973	(3,554)	150,663	(8,561)
Commercial mortgage-backed securities	81,892	(4,657)	17,245	(1,098)	99,137	(5,755)
Corporate bonds	303,246	(12,855)	27,912	(3,846)	331,158	(16,701)
Foreign corporate bonds	170,675	(7,964)	20,892	(1,718)	191,567	(9,682)
Total fixed maturities	$1,134,582	$(44,529)	$121,829	$(11,842)	$1,256,411	$(56,371)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $6.9 million and $5.2 million as of September 30, 2022 and December 31, 2021, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2022, gross unrealized losses related to U.S. treasuries were $9.266 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of September 30, 2022, gross unrealized losses related to obligations of states and political subdivisions were $1.845 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2022, gross unrealized losses related to mortgage-backed securities were $4.561 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2022, gross unrealized losses related to asset backed securities were $8.561 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 32.5. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2022, gross unrealized losses related to the CMBS portfolio were $5.755 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.0. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2022, gross unrealized losses related to corporate bonds were $16.701 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2022, gross unrealized losses related to foreign bonds were $9.682 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters and nine months ended September 30, 2022 and 2021 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities:
Impairment related to intent to sell	—	—	(26,205)	—
Total	$—	$—	$(26,205)	$—

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

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income, net of tax, as of September 30, 2022 and December 31, 2021 was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Net unrealized gains (losses) from:
Fixed maturities	$(55,940)	$8,120
Foreign currency fluctuations	(454)	(145)
Deferred taxes	11,057	(1,571)
Accumulated other comprehensive income (loss), net of tax	$(45,337)	$6,404

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters and nine months ended September 30, 2022 and 2021:

Quarter Ended September 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(26,395)	$(230)	$(26,625)
Other comprehensive (loss) before reclassification, before tax	(23,133)	(163)	(23,296)
Amounts reclassified from accumulated other comprehensive income, before tax	259	—	259
Other comprehensive (loss), before tax	(22,874)	(163)	(23,037)
Income tax benefit	4,291	34	4,325
Ending balance, net of tax	$(44,978)	$(359)	$(45,337)

Quarter Ended September 30, 2021 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$19,001	$(33)	$18,968
Other comprehensive (loss) before reclassification, before tax	(3,190)	(208)	(3,398)
Amounts reclassified from accumulated other comprehensive income, before tax	(1,447)	—	(1,447)
Other comprehensive (loss), before tax	(4,637)	(208)	(4,845)
Income tax benefit	869	44	913
Ending balance, net of tax	$15,233	$(197)	$15,036

Nine Months Ended September 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive (loss) before reclassification, before tax	(102,400)	(309)	(102,709)
Amounts reclassified from accumulated other comprehensive income, before tax	38,340	—	38,340
Other comprehensive (loss), before tax	(64,060)	(309)	(64,369)
Income tax benefit	12,563	65	12,628
Ending balance, net of tax	$(44,978)	$(359)	$(45,337)

Nine Months Ended September 30, 2021 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive (loss) before reclassification, before tax	(22,579)	(410)	(22,989)
Amounts reclassified from accumulated other comprehensive income, before tax	(741)	—	(741)
Other comprehensive (loss), before tax	(23,320)	(410)	(23,730)
Income tax benefit	4,372	86	4,458
Ending balance, net of tax	$15,233	$(197)	$15,036

The reclassifications out of accumulated other comprehensive income for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$259	$(1,447)
	Income tax expense (benefit)	(65)	315
	Total reclassifications, net of tax	$194	$(1,132)

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$38,340	$(741)
	Income tax expense (benefit)	(7,184)	130
	Total reclassifications, net of tax	$31,156	$(611)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities:
Gross realized gains	$226	$3,364	$512	$9,042
Gross realized losses	(485)	(1,917)	(38,852)	(8,301)
Net realized gains (losses)	(259)	1,447	(38,340)	741
Equity securities:
Gross realized gains	159	1,629	1,803	8,577
Gross realized losses	(219)	(3,291)	(5,623)	(2,476)
Net realized gains (losses)	(60)	(1,662)	(3,820)	6,101
Derivatives:
Gross realized gains	2,906	1,267	11,867	4,985
Gross realized losses	(353)	(1,362)	(2,774)	(4,485)
Net realized gains (losses) (1)	2,553	(95)	9,093	500
Total net realized investment gains (losses)	$2,234	$(310)	$(33,067)	$7,342

(1)
Includes periodic net interest settlements related to the derivatives of $0.5 million and $1.4 million for the quarters ended September 30, 2022 and 2021, respectively, and $3.0 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity securities	$(60)	$(1,662)	$(3,820)	$6,101
Less: net gains (losses) recognized during the period on equity securities sold during the period	—	1,005	10,616	3,810
Unrealized gains (losses) recognized during the reporting period on equity securities	$(60)	$(2,667)	$(14,436)	$2,291

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Fixed maturities	$866,458	$889,080
Equity securities	88,726	48,661

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Fixed maturities	$9,595	$6,197	$23,466	$19,672
Equity securities	233	699	842	1,992
Cash and cash equivalents	89	64	220	328
Other invested assets	(1,061)	3,050	(5,935)	9,835
Total investment income	8,856	10,010	18,593	31,827
Investment expense	(467)	(666)	(1,682)	(2,014)
Net investment income	$8,389	$9,344	$16,911	$29,813

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net investment income	$8,389	$9,344	$16,911	$29,813
Net realized investment gains (losses)	2,234	(310)	(33,067)	7,342
Change in unrealized holding gains (losses)	(23,037)	(4,845)	(64,369)	(23,730)
Net realized and unrealized investment returns	(20,803)	(5,155)	(97,436)	(16,388)
Total investment return	$(12,414)	$4,189	$(80,525)	$13,425
Total investment return % (1)	(0.9%)	0.3%	(5.6%)	0.9%
Average investment portfolio (2)	$1,341,285	$1,481,220	$1,444,037	$1,468,080

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of September 30, 2022 and December 31, 2021, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2022, the Company held insurance enhanced bonds with a market value of approximately $19.0 million which represented 1.4% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold.

The insurance enhanced bonds are comprised of $6.8 million of municipal bonds, $4.4 million of commercial mortgage-backed securities, and 7.8 million of collateralized mortgage obligations. The financial guarantors of the Company’s $19.0 million of insurance enhanced commercial-mortgage-backed, municipal securities, and collateralized mortgage obligations include Assured Guaranty Corporation ($5.4 million), Federal Home Loan Mortgage Corporation ($12.1 million), and Ambac Financial Group ($1.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2022.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of September 30, 2022 and December 31, 2021:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2022	December 31, 2021
On deposit with governmental authorities	$23,954	$26,093
Held in trust pursuant to third party requirements	105,640	119,513
Letter of credit held for third party requirements	—	2,512
Total	$129,594	$148,118

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.8 million and $8.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $19.0 million and $22.8 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of a second VIE that also invests in distressed securities and assets was less than $0.1 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $17.0 million and $17.3 million at September 30, 2022 and December 31, 2021, respectively. The carrying value and maximum exposure to loss of a third VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.6 million and $11.7 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.
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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)		September 30, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$213,022	$3,472	$213,022	$(8,395)
Total (1)		$213,022	$3,472	$213,022	$(8,395)

(1)
The derivatives are held by GBLI Holdings, LLC and are guaranteed by Global Indemnity Group, LLC

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2022 and 2021:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2022	2021	2022	2021
Interest rate swap agreements	Net realized investment gains (losses)	$2,553	$(95)	$9,093	$819
Futures contracts on bonds	Net realized investment gains (losses)	—	—	—	(319)
Total		$2,553	$(95)	$9,093	$500

As of September 30, 2022 and December 31, 2021, the Company is due $1.6 million and $1.8 million, respectively, for funds it needed to post to execute the swap transaction and $2.3 million and $9.8 million, respectively, for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. treasuries	$398,335	$—	$—	$398,335
Obligations of states and political subdivisions	—	33,034	—	33,034
Mortgage-backed securities	—	64,820	961	65,781
Commercial mortgage-backed securities	—	102,019	—	102,019
Asset-backed securities	—	151,521	352	151,873
Corporate bonds	—	330,931	1,864	332,795
Foreign corporate bonds	—	197,237	—	197,237
Total fixed maturities	398,335	879,562	3,177	1,281,074
Equity securities	—	16,936	1,070	18,006
Derivative instruments	—	3,472	—	3,472
Total assets measured at fair value	$398,335	$899,970	$4,247	$1,302,552

	Fair Value Measurements
As of December 31, 2021 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$150,118	$—	$—	$150,118
Agency obligations	—	5,630	—	5,630
Obligations of states and political subdivisions	—	54,721	—	54,721
Mortgage-backed securities	—	250,341	—	250,341
Commercial mortgage-backed securities	—	136,893	—	136,893
Asset-backed securities	—	171,686	956	172,642
Corporate bonds	—	290,807	1,576	292,383
Foreign corporate bonds	—	139,138	—	139,138
Total fixed maturities	150,118	1,049,216	2,532	1,201,866
Equity securities	75,750	23,991	237	99,978
Total assets measured at fair value	$225,868	$1,073,207	$2,769	$1,301,844
Liabilities:
Derivative instruments	$—	$8,395	$—	$8,395
Total liabilities measured at fair value	$—	$8,395	$—	$8,395

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$4,350	$1,235	$2,769	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(45)	66	(29)	34
Included in earnings attributable to realized	(4)	—	(175)	—
Transfers into level 3	—	96	857	798
Transfers out of level 3	—	—	—	(1,720)
Amortization of bond premium and discount, net	2	1	4	1
Purchases	596	201	2,075	2,486
Sales	(652)	(61)	(1,254)	(61)
Ending balance	$4,247	1,538	$4,247	1,538
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(4)	$—	$(19)	$—

For the Company’s material debt arrangements, the current fair value of the Company’s debt at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$—	$—	$126,430	$129,238
Total	$—	$—	$126,430	$129,238

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

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,776	$14,214	$8,636	$14,214
Distressed Debt Fund, LP (2)	21	17,000	349	17,000
Mortgage Debt Fund, LP (3)	9,614	—	11,707	—
Credit Fund, LLC (4)	—	—	106,162	—
Global Debt Fund, LP (5)	23,811	—	25,797	—
Total	$38,222	$31,214	$152,651	$31,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. Information for the Credit Fund, LLC is received on a timely basis and is included in current results. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.1 million and $2.6 million for the quarters ended September 30, 2022 and 2021, respectively, and ($5.2) million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

During the quarters and nine months ended September 30, 2022 and 2021, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.
Goodwill and Intangible Assets

Goodwill

As a result of an acquisition in 2010, the Company has goodwill of $4.8 million within the Commercial Specialty segment. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.

As a result of an acquisition in 2015, the Company had goodwill of $0.6 million allocated to its Farm, Ranch & Stable business. This goodwill, which is part of the Exited Lines segment, was impaired due to the sale of the renewal rights related to all business lines within Farm, Ranch & Stable. An impairment loss of $0.6 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business lines.

The changes in the carrying amount of goodwill for the quarter and nine months ended September 30, 2022 are as follows:

(Dollars in thousands)	Commercial Specialty	Exited Lines	Total
Balance as of January 1, 2022 and July 1, 2022	$4,820	$578	$5,398
Impairment	—	(578)	(578)
Balance as of September 30, 2022	$4,820	$—	$4,820

Intangible assets

The following table presents details of the Company’s intangible assets as of September 30, 2022:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	5,000	5,000
Customer relationships	15 years	5,300	4,402	—	898
Agent relationships	10 years	900	649	251	—
Tradenames	7 years	600	600	—	—
		$25,800	$5,651	$5,251	$14,898

The following table presents details of the Company’s intangible assets as of December 31, 2021:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	—	10,000
Customer relationships	15 years	5,300	4,137	—	1,163
Agent relationships	10 years	900	630	172	98
Tradenames	7 years	600	600	—	—
		$25,800	$5,367	$172	$20,261

Amortization related to the Company’s definite lived intangible assets was $0.1 million for each of the quarters ended September 30, 2022 and 2021 and $0.3 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted average amortization period for total definite lived intangible assets was 13.6 years.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2022 (1)	$88
2023	353
2024	353
2025	104

(1)
Excludes the nine months ended September 30, 2022

Intangible assets with indefinite lives

As of September 30, 2022 and December 31, 2021, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, was $14.0 million and $19.0 million, respectively.

State licenses with a net value of $5.0 million, within the Company’s Exited Lines segment, were impaired due to the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business lines. This impairment loss of $5.0 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business lines.

Intangible assets with definite lives

As of September 30, 2022 and December 31, 2021, definite lived intangible assets, net of accumulated amortization, were $0.9 million and $1.3 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.

Agent relationships with a net value of $0.1 million, within the Company’s Exited Lines segment, were impaired due to the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business lines. This impairment loss of $0.1 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022. Cumulative impairments of agent relationships, which include impairments from prior periods, were $0.3 million as of September 30, 2022. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business lines.

7.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$2,919	$2,822	$2,996	$2,900
Current period provision for expected credit losses	393	217	1,012	477
Write-offs	(461)	51	(1,157)	(287)
Ending balance	$2,851	$3,090	$2,851	$3,090

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

8.
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

As of September 30, 2022, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters and nine months ended September 30, 2022 and 2021.

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Current income tax expense (benefit):
U.S. Federal	$(19)	$11	$(19)	$11
Total current income tax expense (benefit)	$(19)	$11	$(19)	$11
Deferred income tax expense (benefit):
U.S. Federal	$7,457	$(1,770)	$3,418	$(1,129)
Total deferred income tax expense (benefit)	7,457	(1,770)	3,418	(1,129)
Total income tax expense (benefit)	$7,438	$(1,759)	$3,399	$(1,118)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$6,549	21.0%	$(1,989)	21.0%
Adjustments:
Dividend exclusion	(20)	(0.1)	(20)	0.2
Change in tax status	700	2.4	—	—
Parent income treated as partnership for tax	101	0.3	41	(0.4)
Other	108	0.3	209	(2.2)
Effective income tax expense (benefit)	$7,438	23.9%	$(1,759)	18.6%

The effective income tax expense rate for the quarter ended September 30, 2022 was 23.9% compared to an effective income tax benefit rate of 18.6% for the quarter ended September 30, 2021. The difference between 2022 and 2021 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

	Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$44	21.0%	$643	21.0%
Adjustments:
Dividend exclusion	(66)	(31.4)	(56)	(1.8)
Change in tax status	700	333.3	—	—
Parent (income) loss treated as partnership for tax	2,171	1,033.8	(2,145)	(70.1)
Other	550	261.9	440	14.4
Effective income tax expense (benefit)	$3,399	1,618.6%	$(1,118)	(36.5%)

The effective income expense benefit rate for the nine months ended September 30, 2022 was 1,618.6% compared to an effective income tax benefit rate of 36.50% for the nine months ended September 30, 2021. The difference between 2022 and 2021 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The Company has a net operating loss (“NOL”) carryforward of $24.7 million as of September 30, 2022, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2021 was $28.6 million.

As of September 30, 2022, the Company has a Section 163(j) (“163(j)”) carryforward of $0.7 million which can be carried forward indefinitely. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

9.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$804,661	$697,618	$759,904	$662,811
Less: Ceded reinsurance receivables	94,185	87,151	94,443	82,158
Net balance at beginning of period	710,476	610,467	665,461	580,653
Incurred losses and loss adjustment expenses related to:
Current year	91,451	110,644	275,398	290,247
Prior years	(2,992)	(1,449)	(9,626)	669
Total incurred losses and loss adjustment expenses	88,459	109,195	265,772	290,916
Paid losses and loss adjustment expenses related to:
Current year	33,972	46,501	76,366	106,778
Prior years	35,282	30,128	125,186	121,758
Total paid losses and loss adjustment expenses	69,254	76,629	201,552	228,536
Net balance at end of period	729,681	643,033	729,681	643,033
Plus: Ceded reinsurance receivables	95,913	88,732	95,913	88,732
Balance at end of period	$825,594	$731,765	$825,594	$731,765

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2022, the Company decreased its prior accident year loss reserves by $3.0 million, which consisted of a $0.3 million decrease related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $1.5 million decrease related to Exited Lines.

The $0.3 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $0.9 million decrease primarily recognizes lower than expected claims severity in the 2020 and 2021 accident years, partially offset by increases in the 2016 and 2017 accident years.

•
General Liability: A $0.7 million increase mainly reflects higher than expected claims severity in accident years prior to 2005, 2006, 2017 and 2019 accident years, partially offset by decreases in the 2010, 2013, 2014, 2016, 2018 and 2020 accident years.

•
Professional: A $0.1 million decrease primarily in the 2020 accident year.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment. The inception-to-date case incurred remains zero in this year.

The $1.5 million reduction of prior accident year loss reserves related to Exited Lines consisted of the following:

•
Property: A $1.2 million increase recognizes a $0.8 million increase in Property Brokerage, primarily in the 2014, 2016, 2018, 2020 and 2021 accident years and a $0.7 million increase in the Specialty Property lines of business, primarily in the 2018, 2020 and 2021 accident years, partially offset by a $0.2 million decrease in the Farm, Ranch and Stable lines of business, primarily in the 2018 and 2019 accident years.
•
Reinsurance: A $2.7 million decrease primarily in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year was based on the reported information from cedants.

During the third quarter of 2021, the Company decreased its prior accident year loss reserves by $1.4 million, which primarily consisted of a $2.1 million decrease related to Commercial Specialty and a $0.6 million increase related to Exited Lines.

The $2.1 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $5.7 million increase primarily recognizes higher than expected claims severity mainly in the 2016 through 2020 accident years.

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

The $0.6 million increase of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $2.1 million increase primarily recognizes higher than expected claims severity in the 2016, 2018, and 2020, partially offset by decreases in the 2017 accident year.
•
General Liability: A $1.0 million decrease primarily reflects lower than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by an increase in the 2007, 2018, and 2019 accident years.
•
Reinsurance: A $0.5 million decrease in the property lines was recognized primarily in the 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2012 and 2019 accident years based on the reported information from cedants.

During the first nine months of 2022, the Company decreased its prior accident year loss reserves by $9.6 million, which consisted of a $0.2 million increase related to Commercial Specialty, a $2.4 million decrease related to Reinsurance Operations, and a $7.4 million decrease related to Exited Lines.

The $0.2 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.6 million decrease primarily recognizes lower than expected claims severity in the 2018, 2020 and 2021 accident years, partially offset by increases in the 2015 through 2017 and 2019 accident years.

•
General Liability: A $2.2 million increase mainly reflects higher than expected claims severity in accident years prior to 2006, 2017, 2019 and 2020 accident years, partially offset by decreases in the 2006, 2007, 2011 through 2016, 2018 and 2021 accident years.

•
Professional: A $0.4 million decrease primarily in the 2006, 2019 and 2020 accident years.

The $2.4 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $2.4 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment. The inception-to-date case incurred remains zero in this year.

The $7.4 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $0.2 million increase recognizes a $0.5 million increase in Property Brokerage, primarily in the 2014, 2016, 2017 and 2020 accident years, partially offset by decreases in the 2011, 2018, 2019 and 2021 accident years and a $0.3 million increase in the Specialty Property lines of business, primarily in the 2019 and 2020 accident years, partially offset by decreases in the 2016, 2017 and 2021 accident years, and a $0.6 million decrease in the Farm, Ranch and Stable lines of business, primarily in the 2018 through 2020 accident years, partially offset by an increase in the 2021 accident year.

•
General Liability: A $0.5 million reduction reflects a $0.3 million decrease in the Specialty Property lines of business, primarily in the 2016, 2017 and 2021 accident years, partially offset by increases in the 2019 and 2020 accident years and a $0.2 million decrease in the Farm, Ranch and Stable lines of business, primarily in the 2017 and 2019 accident years, offset in part by an increase in the 2011 and 2018 accident years.

•
Reinsurance: A $7.0 million decrease in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year based on reported information from the cedants.

During the first nine months of 2021, the Company increased its prior accident year loss reserves by $0.7 million, which consisted of a $5.2 million decrease related to Commercial Specialty and a $5.9 million increase related to Exited Lines.

The $5.2 million decrease in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: An increase of $3.7 million primarily recognizes higher than expected claims severity mainly in the 2016 and 2020 accident years partially offset by decreases in the 2018 and 2019 accident years.
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

The $5.9 million increase in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
General Liability: A $2.2 million reduction primarily reflects lower than expected claims severity in the 2015 through 2018 and 2020 accident years, partially offset by an increase in the 2007 and 2019 accident years.
•
Property: A $9.6 million increase mostly in the 2016, 2018 and 2020 accident years due to increases in expected claims severity, partially offset by decreases in the 2015, 2017, and 2019 accidents year driven by lower than anticipated claims severity. Much of the increase in the 2018 accident year reflects an increase in the estimated ultimate for Hurricane Michael and case incurred emergence on a Property Brokerage claim.
•
Reinsurance: A $1.5 million decrease in the property lines was recognized primarily in the 2011, 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2010, 2012 and 2019 accident years based on the reported information from cedants.

10.
Debt

The Company’s outstanding debt consisted of the following at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
7.875% Subordinated Notes due 2047	$—	$126,430
Total	$—	$126,430

Margin Borrowing Facility

The Company has available a margin borrowing facility. The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 3.8% and 0.8% at September 30, 2022 and December 31, 2021, respectively. This facility is due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at September 30, 2022 or December 31, 2021. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee. The Company did not have any amounts outstanding on the margin borrowing facility as of September 30, 2022 or December 31, 2021.

The Company did not incur any interest expense related to the Margin Borrowing Facility for the quarters and nine months ended September 30, 2022 and 2021.

7.875% Subordinated Notes due 2047 (the “2047 Notes”)

On April 15, 2022, the Company redeemed the entire $130.0 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022. In connection with the redemption, the Company wrote off deferred issuance costs of $3.5 million which was recognized as a loss on extinguishment of debt in its consolidated statements of operations for the nine months ended September 30, 2022. There was no loss on extinguishment of debt recognized during the quarters ended September 30, 2022 and 2021 and the nine months ended September 30, 2021.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2047 Notes was $2.6 million for the quarter ended September 30, 2021, and $3.0 million and $7.8 million for the nine months ended September 30, 2022 and 2021, respectively. There was no interest expense recognized on the 2047 Notes during the quarter ended September 30, 2022.

In connection with the redemption of the 2047 Notes, the Supplemental Indenture and the co-obligor transaction are no longer effective. Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Supplemental Indenture and the co-obligor transaction.

11.
Leases

The Company leases office space and equipment under various operating lease arrangements. The Company’s leases have remaining lease terms ranging from 11 months to 8 years. Some building leases have options to extend, terminate, or retract the leased area. During the nine months ended September 30, 2021, the Company exercised the contraction clause of one of its leases. The Company incurred a $0.3 million contraction fee in conjunction with exercising the contraction clause. The related lease ROU asset and lease liability were revalued when the Company exercised the contraction clause. The Company did not factor in any other term extension, terminations, or space retractions into the lease terms used to calculate the right-of-use assets and lease liabilities since it was uncertain as to whether these options would be executed.

In conjunction with the sale of the renewal rights related to the Farm, Ranch & Stable business lines, lease ROU assets related to building space, parking, and equipment at the Company’s Omaha Nebraska location were evaluated for impairment. An impairment loss of $0.5 million was recognized and included in corporate and other operating expenses on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022. The lease

ROU assets and lease liabilities related to the Omaha Nebraska building and parking lease were also re-measured due to the Company’s intention to exercise the early termination clause which allows the Company to reduce the length of the lease term from 125 months to 65 months.

Please see Note 2 for additional information on the sale of renewal rights.

Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term.

The components of lease expenses were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease expenses	$599	$667	$1,820	$2,118
Short-term lease expenses	6	2	11	7
Sublease income	(90)	—	(256)	—
Total lease expenses	$515	$669	$1,575	$2,125

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,574	$2,125
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$635

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

(Dollars in thousands)	Classification on the consolidated balance sheets	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Lease right of use assets	$13,461	$16,051

Liabilities:
Operating lease liabilities	Lease liabilities	$16,734	$19,079

Weighted-average remaining lease term:
Operating leases		6.9 years	7.7 years

Weighted-average discount rate:
Operating leases (1)		0.8%	0.9%

(1) Represents the Company’s incremental borrowing rate at the time the leases were contracted.

At September 30, 2022, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)	Operating Leases	Expected Sublease Income
2022 (1)	$723	$72
2023	2,995	291
2024	2,799	297
2025	2,866	388
2026	2,720	342
Thereafter	5,077	—
Total future minimum lease payments	17,180	1,390
Less: amount representing interest	446	—
Present value of minimum lease payments	$16,734	$1,390
(1)
Excludes the nine months ended September 30, 2022
12.
Shareholders’ Equity

There were no A common shares that were surrendered or repurchased during the quarters ended September 30, 2022 and 2021.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2022:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	4,781	(2)	$25.13	—	—
June 1-30, 2022	11,173	(2)	$26.28	—	—
Total	15,954		$25.94	—	—

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

On April 5, 2021, Global Indemnity Group, LLC converted 186,160 of class B common shares to class A common shares. There were no other class B common shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2022 or 2021.

As of September 30, 2022, Global Indemnity Group, LLC’s class A common shares were held by approximately 155 shareholders of record. There were three holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of September 30, 2022. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of September 30, 2022.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
September 23, 2022	October 4, 2022	October 11, 2022	3,616
Various (1)	Various	Various	274
Total			$11,089

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
September 11, 2021	September 23, 2021	September 30, 2021	3,583
Various (1)	Various	Various	229
Total			$10,961

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended September 30, 2022 and 2021 and $0.3 million in each of the nine months ended September 30, 2022 and 2021.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $1.0 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively. In addition, distributions of $3.6 million, which were declared on September 23, 2022 but not paid until October 11, 2022, were also included in other liabilities on the consolidated balance sheets as of September 30, 2022. Accrued preferred distributions were less than $0.1 million as of both September 30, 2022 and December 31, 2021 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Company’s distribution program.

13.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. and certain of its affiliates (the “Fox Paine Funds”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 82.8% of the voting power of Global Indemnity Group, LLC as of September 30, 2022. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

Management fee expense of $0.7 million was incurred during each of the quarters ended September 30, 2022 and 2021 and management fee expense of $2.1 million and $2.0 million was incurred during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, accrued management fees, which were included in other liabilities on the consolidated balance sheets, were $0.2 million. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.9 million as of December 31, 2021.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2022, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2017, the Company entered into a $50 million commitment to purchase an alternative investment vehicle comprised of stressed and distressed securities and structured products. As of September 30, 2022, the Company has funded $33.0 million of this commitment leaving $17.0 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets. As of September 30, 2022, the Company has fully funded this commitment.

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

15.
Share-Based Compensation Plans

Options

During the first quarter of 2021, the Company granted 140,000 Performance-Based Options under the Plan. The Performance-Based Options vest in 33% increments over a three-year period subject to the achievement of certain underwriting results and expire ten years after the grant date or the occurrence of certain events specified in the agreement, whichever is earlier. Of these options, 46,667 options, which were due to vest on April 1, 2022, were recorded as forfeitures in the year ended December 31, 2021 as a result of not meeting performance requirements related to 2021. No stock options were awarded during the quarter and nine months ended September 30, 2022 or the quarter ended September 30, 2021. No unvested stock options were forfeited during the quarter and nine months ended September 30, 2022 or the quarter ended September 30, 2021. 300,000 unvested stock options were forfeited during the nine months ended September 30, 2021.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and nine months ended September 30, 2022 and 2021.

There were no restricted stock units that vested during the quarters ended September 30, 2022 and 2021 and 61,522 and 42,977 restricted stock units that vested during the nine months ended September 30, 2022 and 2021, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended September 30, 2022 and 2021, the Company granted 26,116 and 21,472 class A common shares, respectively, at a weighted average grant date value of $25.13 and $26.39 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the quarters ended September 30, 2022 and 2021, the vesting of 9,120 and 5,263 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2022 and 2021 were fully vested but are subject to certain restrictions.

During the nine months ended September 30, 2022 and 2021, the Company granted 76,686 and 61,216 class A common shares, respectively, at a weighted average grant date value of $25.57 and $27.77 per share, respectively, to non-employee directors of the Company under the Plan. Of the shares granted during the nine months ended September 30, 2022 and 2021, the vesting of 25,260 shares and 15,004 shares, respectively, is deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2022 and 2021 were fully vested but are subject to certain restrictions.

16.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$23,746	$(7,713)	$(3,189)	$4,179
Less: preferred stock distributions	110	110	330	330
Net income (loss) available to common shareholders	$23,636	$(7,823)	$(3,519)	$3,849

Denominator:
Weighted average shares for basic earnings per share	14,589,797	14,445,434	14,549,601	14,413,006
Non-vested restricted stock	—	—	—	10,339
Non-vested restricted stock units	119,469	—	—	117,750
Options	86,696	—	—	109,504
Weighted average shares for diluted earnings per share (1)	14,795,962	14,445,434	14,549,601	14,650,599

Earnings per share - Basic	$1.62	$(0.54)	$(0.24)	$0.27
Earnings per share - Diluted	$1.60	$(0.54)	$(0.24)	$0.26

(1)
For the nine months ended September 30, 2022 and the quarter ended September 30, 2021, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss in each period.

If the Company had not incurred a loss in the quarter ended September 30, 2021, 14,708,389 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 11,974 shares of non-vested restricted stock, 151,538 shares of non-vested restricted stock units, and 99,442 share equivalents for options.

If the Company had not incurred a loss in the nine months ended September 30, 2022, 14,748,967 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation would have included 107,005 shares of non-vested restricted stock units and 92,360 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 393,333 shares for both the quarter and nine months ended September 30, 2022 and 540,000 shares for both the quarter and nine months ended September 30, 2021, which were deemed to be anti-dilutive.

17.
Segment Information

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes products which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as programs in the Commercial Specialty segment for purpose of reviewing results and allocating resources. The Reinsurance Operations segment continues to write casualty and professional treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the quarter and nine months ended September 30, 2021 have been revised to reflect these changes.

The Company manages its business through two ongoing business segments. Commercial Specialty offers specialty property and casualty products designed for product lines such as small business binding authority, professional lines, excess casualty, environmental, InsurTech business, and specialized programs. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff.

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2022 and 2021:

Quarter Ended September 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$100,598	$43,717		$31,512	$175,827
Net written premiums	$95,917	$43,717		$3,201	$142,835
Net earned premiums	$100,822	$35,148		$17,674	$153,644
Other income (loss)	272	(38)		145	379
Total revenues	101,094	35,110		17,819	154,023
Losses and Expenses:
Net losses and loss adjustment expenses	58,919	20,393		9,147	88,459
Acquisition costs and other underwriting expenses	39,463	13,050		8,363	60,876
Income from segments	$2,712	$1,667		$309	$4,688
Unallocated Items:
Net investment income					8,389
Net realized investment gains					2,234
Other income					29,937
Corporate and other operating expenses					(14,064)
Income before income taxes					31,184
Income tax expense					(7,438)
Net income					$23,746

Segment assets	$996,336	$372,036		$336,668	$1,705,040
Corporate assets					174,097
Total assets					$1,879,137

(1)
External business only, excluding business assumed from affiliates.

Quarter Ended September 30, 2021 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$97,950	$29,748		$46,605	$174,303
Net written premiums	$92,822	$29,748		$39,729	$162,299
Net earned premiums	$88,807	$24,235		$44,523	$157,565
Other income (loss)	227	(58)		245	414
Total revenues	89,034	24,177		44,768	157,979
Losses and Expenses:
Net losses and loss adjustment expenses	58,125	15,288		35,782	109,195
Acquisition costs and other underwriting expenses	32,025	8,510		18,747	59,282
Income (loss) from segments	$(1,116)	$379		$(9,761)	$(10,498)
Unallocated Items:
Net investment income					9,344
Net realized investment losses					(310)
Other loss					(25)
Corporate and other operating expenses					(5,387)
Interest expense					(2,596)
Loss before income taxes					(9,472)
Income tax benefit					1,759
Net loss					$(7,713)

Segment assets	$904,051	$305,107		$336,443	$1,545,601
Corporate assets					405,020
Total assets					$1,950,621

(1)
External business only, excluding business assumed from affiliates.

Nine Months Ended September 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$314,661	$131,556		$117,416	$563,633
Net written premiums	$295,401	$131,556		$42,518	$469,475
Net earned premiums	$287,757	$108,707		$61,752	$458,216
Other income (loss)	791	(119)		320	992
Total revenues	288,548	108,588		62,072	459,208
Losses and Expenses:
Net losses and loss adjustment expenses	167,014	64,331		34,427	265,772
Acquisition costs and other underwriting expenses	109,374	39,596		29,696	178,666
Income (loss) from segments	$12,160	$4,661		$(2,051)	$14,770
Unallocated Items:
Net investment income					16,911
Net realized investment losses					(33,067)
Other income					29,847
Corporate and other operating expenses					(21,718)
Interest expense					(3,004)
Loss on extinguishment of debt					(3,529)
Income before income taxes					210
Income tax expense					(3,399)
Net loss					$(3,189)

Segment assets	$996,336	$372,036		$336,668	$1,705,040
Corporate assets					174,097
Total assets					$1,879,137

(1)
External business only, excluding business assumed from affiliates.

Nine Months Ended September 30, 2021 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$286,690	$76,186		$150,221	$513,097
Net written premiums	$266,641	$76,186		$127,808	$470,635
Net earned premiums	$249,464	$59,094		$142,115	$450,673
Other income (loss)	679	(100)		755	1,334
Total revenues	250,143	58,994		142,870	452,007
Losses and Expenses:
Net losses and loss adjustment expenses	150,584	37,763		102,569	290,916
Acquisition costs and other underwriting expenses	91,624	20,487		59,148	171,259
Income (loss) from segments	$7,935	$744		$(18,847)	$(10,168)
Unallocated Items:
Net investment income					29,813
Net realized investment gains					7,342
Other loss					(47)
Corporate and other operating expenses					(15,992)
Interest expense					(7,887)
Income before income taxes					3,061
Income tax benefit					1,118
Net income					$4,179

Segment assets	$904,051	$305,107		$336,443	$1,545,601
Corporate assets					405,020
Total assets					$1,950,621

(1)
External business only, excluding business assumed from affiliates.
18.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2022.

Please see Note 24 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

19.
Subsequent Events

Appointment of new Chief Executive Officer

Effective October 21, 2022, David S. Charlton, Chief Executive Officer, and Reiner R. Mauer, Chief Operations Officer, are no longer officers or directors of Global Indemnity Group, LLC (including its subsidiaries). In conjunction with the departure of Mr. Charlton and Mr. Mauer, the Company estimates that approximately $4.0 million of accrued compensation expense will be reversed in the fourth quarter of 2022.

Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as its Chief Executive Officer. Mr. Brown has served as a Global Indemnity Group, LLC director since December 2015 and will remain on Global Indemnity Group, LLC's Board of Directors. Mr. Brown has close to 50 years of insurance industry experience, including prior tenures as a Director, Chairman, and Chief Executive Officer of MBIA, Inc. (NYSE: MBI), Chairman of the Board of Safeco, Chairman of the Board of Talegen Holdings, Inc., Chairman of Noblr, Inc., and President and Chief Executive Officer of Fireman’s Fund Insurance Company.

Board of Directors

Global Indemnity Group, LLC also announced that Jason B. Hurwitz rejoined Global Indemnity Group, LLC’s Board of Directors. Mr. Hurwitz had previously served on Global Indemnity Group, LLC's Board from September 2017 to January 2022. Mr. Hurwitz is a partner with Osier Capital LLC, an investment firm focused on insurance and other long-term investments. As a principal and advisor during his career, Mr. Hurwitz completed 28 corporate acquisitions or divestitures totaling over $5 billion and served on the Boards of Directors of eight of these companies. Mr. Hurwitz will join Global Indemnity Group, LLC's Audit Committee.

Effective November 1, 2022, Gary Tolman joined the Board of Directors of Global Indemnity Group, LLC pursuant to the Class B Majority Shareholder’s rights under Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement. Mr. Tolman has over 45 years of experience in the property and casualty insurance and reinsurance industry. He was the chief executive officer and co-founder of Noblr, Inc. and previously served as the chief executive officer and president of Esurance Holdings, Inc. He also served as the chairman of Answer Financial, Inc. and president and treasurer of Talegen Holdings, Inc. Mr. Tolman spent 15 years at the Fireman’s Fund Insurance Company, ultimately serving as senior vice president. He previously served on the board of directors of the White Mountains Insurance Group, Ltd. (NYSE: WTM). Mr. Tolman will serve as a member of the Audit Committee.

On November 1, 2022, James R. Holt, Jr. resigned from Global Indemnity Group, LLC's Board of Directors by providing notice to Global Indemnity Group, LLC. Mr. Holt’s decision to resign was due to the time demands presented by his primary commercial activities.

Stock Repurchase

GBLI also announced that it will commence a stock repurchase program beginning in the fourth quarter of 2022. Repurchases of up to $32 million of Global Indemnity Group LLC’s currently outstanding Class A Common Shares have been authorized by Global Indemnity Group, LLC’s Board of Directors. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of Class A Common Shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

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

Recent Developments

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company.

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company will retain the unearned premium reserves for business written prior to August 8, 2022. Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing. The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022. Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40.0 million.

Appointment of new Chief Executive Officer

Effective October 21, 2022, David S. Charlton, Chief Executive Officer, and Reiner R. Mauer, Chief Operations Officer, are no longer officers or directors of Global Indemnity Group, LLC (including its subsidiaries).

Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as its Chief Executive Officer. Mr. Brown has served as a Global Indemnity Group, LLC director since December 2015 and will remain on Global Indemnity Group, LLC's Board of Directors. Mr. Brown has close to 50 years of insurance industry experience, including prior tenures as a Director, Chairman, and Chief Executive Officer of MBIA, Inc. (NYSE: MBI), Chairman of the Board of Safeco, Chairman of the Board of Talegen Holdings, Inc., Chairman of Noblr, Inc., and President and Chief Executive Officer of Fireman’s Fund Insurance Company.

Board of Directors

Global Indemnity Group, LLC also announced that Jason B. Hurwitz rejoined Global Indemnity Group, LLC’s Board of Directors. Mr. Hurwitz had previously served on Global Indemnity Group, LLC's Board from September 2017 to January 2022. Mr. Hurwitz is a partner with Osier Capital LLC, an investment firm focused on insurance and other long-term investments. As a principal and advisor during his career, Mr. Hurwitz completed 28 corporate acquisitions or divestitures totaling over $5 billion and served on the Boards of Directors of eight of these companies. Mr. Hurwitz will join Global Indemnity Group, LLC's Audit Committee.

Effective November 1, 2022, Gary Tolman joined the Board of Directors of Global Indemnity Group, LLC pursuant to the Class B Majority Shareholder’s rights under Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement. Mr. Tolman has over 45 years of experience in the property and casualty insurance and reinsurance industry. He was the chief executive officer and co-founder of Noblr, Inc. and previously served as the chief executive officer and president of Esurance Holdings, Inc. He also served as the chairman of Answer Financial, Inc. and president and treasurer of Talegen Holdings, Inc. Mr. Tolman spent 15 years at the Fireman’s Fund Insurance Company, ultimately serving as senior vice president. He previously served on the board of directors of the White Mountains Insurance Group, Ltd. (NYSE: WTM). Mr. Tolman will serve as a member of the Audit Committee.

On November 1, 2022, James R. Holt, Jr. resigned from Global Indemnity Group, LLC's Board of Directors by providing notice to Global Indemnity Group, LLC. Mr. Holt’s decision to resign was due to the time demands presented by his primary commercial activities.

Stock Repurchase

GBLI also announced that it will commence a stock repurchase program beginning in the fourth quarter of 2022. Repurchases of up to $32 million of Global Indemnity Group LLC’s currently outstanding Class A Common Shares have been authorized by Global Indemnity Group, LLC’s Board of Directors. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of Class A Common Shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022, June 20, 2022, and October 4, 2022. Distributions paid to common shareholders were $7.4 million during the nine months ended September 30, 2022. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2022.

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

Overview

The Company’s Commercial Specialty segment sells its property and casualty insurance products through a group of approximately 205 professional general agencies that have limited quoting and binding authority, as well as a number of wholesale insurance brokers who in turn sell the Company’s insurance products to insureds through retail insurance brokers. Commercial Specialty operates predominantly in the excess and surplus lines marketplace. Commercial Specialty offers specialty property and casualty products designed for product lines such as small business binding authority, professional lines, excess casualty, environmental, InsurTech business, and specialized programs.

The Company’s Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds.

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff. Exited Lines includes specialty personal lines and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, and certain homeowners business, certain business lines within property brokerage, property and catastrophe reinsurance treaties, and the farm, ranch and equine business. These insurance products were distributed through wholesale general agents, wholesale insurance brokers, program administrators, and retail agents.

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

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2022 and 2021:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$175,827	$174,303	0.9%	$563,633	$513,097	9.8%

Net written premiums	$142,835	$162,299	(12.0%)	$469,475	$470,635	(0.2%)

Net earned premiums	$153,644	$157,565	(2.5%)	$458,216	$450,673	1.7%
Other income	379	414	(8.5%)	992	1,334	(25.6%)
Total revenues	154,023	157,979	(2.5%)	459,208	452,007	1.6%

Losses and expenses:
Net losses and loss adjustment expenses (4)	88,459	109,195	(19.0%)	265,772	290,916	(8.6%)
Acquisition costs and other underwriting expenses	60,876	59,282	2.7%	178,666	171,259	4.3%
Underwriting income (loss)	4,688	(10,498)	(144.7%)	14,770	(10,168)	NM

Net investment income	8,389	9,344	(10.2%)	16,911	29,813	(43.3%)
Net realized investment gains (losses)	2,234	(310)	NM	(33,067)	7,342	NM
Other income (loss)	29,937	(25)	NM	29,847	(47)	NM
Corporate and other operating expenses	(14,064)	(5,387)	161.1%	(21,718)	(15,992)	35.8%
Interest expense	—	(2,596)	(100.0%)	(3,004)	(7,887)	(61.9%)
Loss on extinguishment of debt	—	—	—	(3,529)	—	NM
Income (loss) before income taxes	31,184	(9,472)	NM	210	3,061	(93.1%)

Income tax expense (benefit)	7,438	(1,759)	NM	3,399	(1,118)	NM
Net income (loss)	$23,746	$(7,713)	NM	$(3,189)	$4,179	(176.3%)

Underwriting Ratios:
Loss ratio (1):	57.6%	69.3%		58.0%	64.5%
Expense ratio (2)	39.6%	37.6%		39.0%	38.0%
Combined ratio (3)	97.2%	106.9%		97.0%	102.5%

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
(4)
Losses related to Hurricane Ian are estimated to be $1.5 million for the quarter and nine months ended September 30, 2022.

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Gross written premiums (1)
Commercial Specialty	$100,598	$97,950	2.7%	$314,661	$286,690	9.8%
Reinsurance Operations (3)	43,717	29,748	47.0%	131,556	76,186	72.7%
Continuing Lines	144,315	127,698	13.0%	446,217	362,876	23.0%
Exited Lines	31,512	46,605	(32.4%)	117,416	150,221	(21.8%)
Total gross written premiums	$175,827	$174,303	0.9%	$563,633	$513,097	9.8%

Ceded written premiums
Commercial Specialty	$4,681	$5,128	(8.7%)	$19,260	$20,049	(3.9%)
Reinsurance Operations (3)	—	—	—	—	—	—
Continuing Lines	4,681	5,128	(8.7%)	19,260	20,049	(3.9%)
Exited Lines	28,311	6,876	NM	74,898	22,413	NM
Total ceded written premiums	$32,992	$12,004	174.8%	$94,158	$42,462	121.7%

Net written premiums (2)
Commercial Specialty	$95,917	$92,822	3.3%	$295,401	$266,641	10.8%
Reinsurance Operations (3)	43,717	29,748	47.0%	131,556	76,186	72.7%
Continuing Lines	139,634	122,570	13.9%	426,957	342,827	24.5%
Exited Lines	3,201	39,729	(91.9%)	42,518	127,808	(66.7%)
Total net written premiums	$142,835	$162,299	(12.0%)	$469,475	$470,635	(0.2%)

Net earned premiums
Commercial Specialty	$100,822	$88,807	13.5%	$287,757	$249,464	15.4%
Reinsurance Operations (3)	35,148	24,235	45.0%	108,707	59,094	84.0%
Continuing Lines	135,970	113,042	20.3%	396,464	308,558	28.5%
Exited Lines	17,674	44,523	(60.3%)	61,752	142,115	(56.5%)
Total net earned premiums	$153,644	$157,565	(2.5%)	$458,216	$450,673	1.7%

NM – not meaningful

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums increased by 0.9% and 9.8% for the quarter and nine months ended September 30, 2022, respectively, as compared to same periods in 2021. The increase in gross written premiums is mainly due to the continued growth of existing programs, increased pricing, and several new programs within Commercial Specialty and the organic growth of existing casualty treaties within Reinsurance Operations. This increase was partially offset by actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business as well as a reduction in premiums within Exited Lines.

Underwriting Ratios

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Loss ratio
Commercial Specialty	58.4%	65.4%	(7.0)	58.0%	60.4%	(2.4)
Reinsurance Operations	58.0%	63.1%	(5.1)	59.2%	63.9%	(4.7)
Continuing Lines	58.3%	64.9%	(6.6)	58.4%	61.0%	(2.6)
Exited Lines	51.8%	80.4%	(28.6)	55.8%	72.2%	(16.4)
Total loss ratio	57.6%	69.3%	(11.7)	58.0%	64.5%	(6.5)
Expense ratio
Commercial Specialty	39.1%	36.1%	3.0	38.0%	36.7%	1.3
Reinsurance Operations	37.1%	35.1%	2.0	36.4%	34.7%	1.7
Continuing Lines	38.6%	35.9%	2.7	37.6%	36.3%	1.3
Exited Lines	47.3%	42.1%	5.2	48.1%	41.6%	6.5
Total expense ratio	39.6%	37.6%	2.0	39.0%	38.0%	1.0
Combined ratio
Commercial Specialty	97.5%	101.5%	(4.0)	96.0%	97.1%	(1.1)
Reinsurance Operations	95.1%	98.2%	(3.1)	95.6%	98.6%	(3.0)
Continuing Lines	96.9%	100.8%	(3.9)	96.0%	97.3%	(1.3)
Exited Lines	99.1%	122.5%	(23.4)	103.9%	113.8%	(9.9)
Total combined ratio	97.2%	106.9%	(9.7)	97.0%	102.5%	(5.5)

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Commercial Specialty	95.3%	94.8%	0.5	93.9%	93.0%	0.9
Reinsurance Operations	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	96.8%	96.0%	0.8	95.7%	94.5%	1.2
Exited Lines	10.2%	85.2%	(75.0)	36.2%	100.0%	(63.8)
Total	81.2%	93.1%	(11.9)	83.3%	91.7%	(8.4)

The net premium retention for the quarter and nine months ended September 30, 2022 decreased by 11.9 points and 8.4 points, respectively, as compared to the same periods in 2021. The reduction in retention is primarily driven by the Company entering into an agreement effective November 30, 2021 where American Family Mutual Insurance Company agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies included in the sale of the renewal rights of the Company’s manufactured and dwelling homes products that were in force as of November 30, 2021. In addition, in conjunction with the sale of the renewal rights related to the Company's Farm, Ranch & Stable business lines on August 8, 2022, Everett Cash Mutual Insurance Company is reinsuring 100% of the unearned premium reserves related to the policies included in this sale of renewal rights. See Note 3 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for additional information on this reinsurance agreement as well as the sale of renewal rights related to the Company’s manufactured and dwelling home products. Please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the sale of renewal rights related to the Company's Farm, Ranch & Stable business lines.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 13.5% and 15.4% for the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new programs. Property net earned premiums were $37.4 million and $39.3 million for the quarters ended September 30, 2022 and 2021, respectively, and $109.8 million and $111.2 million for the nine months ended September 30, 2022 and 2021, respectively. Casualty net earned premiums were $63.4 million and $49.5 million for the quarters ended September 30, 2022 and 2021, respectively, and $178.0 million and $138.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 45.0% and 84.0% for the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 primarily due to organic growth of existing casualty treaties. There was no property net earned premiums for the quarters and nine months ended September 30, 2022 and 2021. Casualty net earned premiums were $35.1 million and $24.2 million for the quarters ended September 30, 2022 and 2021, respectively, and $108.7 million and $59.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Net earned premiums within the Exited Lines segment decreased by 60.3% and 56.5% for the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 primarily due to the sale of the renewal rights related to the Company’s manufactured and dwelling home products on October 26, 2021 and the sale of renewal rights related to the Company's Farm, Ranch & Stable business lines on August 8, 2022 . The decrease in net earned premiums is also due to exiting lines of business unrelated to the company’s continuing businesses. Property net earned premiums were $13.1 million and $38.4 million for the quarters ended September 30, 2022 and 2021, respectively, and $48.1 million and $123.4 million for the nine months ended September 30, 2022 and 2021, respectively. Casualty net earned premiums were $4.6 million and $6.2 million for the quarters ended September 30, 2022 and 2021, respectively, and $13.7 million and $18.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Reserves

Management’s best estimate at September 30, 2022 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $825.6 million and $729.7 million, respectively, as of September 30, 2022. A breakout of the Company’s gross and net reserves, as of September 30, 2022, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$159,583	$326,525	$486,108
Reinsurance Operations	8,310	154,077	162,387
Continuing Lines	167,893	480,602	648,495
Exited Lines	78,390	98,709	177,099
Total	$246,283	$579,311	$825,594

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$137,928	$294,459	$432,387
Reinsurance Operations	8,310	154,077	162,387
Continuing Lines	146,238	448,536	594,774
Exited Lines	57,852	77,055	134,907
Total	$204,090	$525,591	$729,681

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivable on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $275.4 million for claims occurring during the nine months ended September 30, 2022:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(39,933)	(26,852)	(13,770)	(689)	12,393
	-3%	(34,976)	(21,619)	(8,262)	5,095	18,452
	-2%	(32,497)	(19,003)	(5,508)	7,987	21,481
	-1%	(30,019)	(16,386)	(2,754)	10,878	24,511
	0%	(27,540)	(13,770)	—	13,770	27,540
	1%	(25,061)	(11,154)	2,754	16,662	30,569
	2%	(22,583)	(8,537)	5,508	19,553	33,599
	3%	(20,104)	(5,921)	8,262	22,445	36,628
	5%	(15,147)	(689)	13,770	28,229	42,687

The Company’s net reserves for losses and loss adjustment expenses of $729.7 million as of September 30, 2022 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Commercial Specialty

The components of income (loss) from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$100,598	$97,950	2.7%	$314,661	$286,690	9.8%

Net written premiums	$95,917	$92,822	3.3%	$295,401	$266,641	10.8%

Net earned premiums	$100,822	$88,807	13.5%	$287,757	$249,464	15.4%
Other income	272	$227	19.8%	$791	$679	16.5%
Total revenues	101,094	89,034	13.5%	288,548	250,143	15.4%

Losses and expenses:
Net losses and loss adjustment expenses	58,919	58,125	1.4%	167,014	150,584	10.9%
Acquisition costs and other underwriting expenses	39,463	32,025	23.2%	109,374	91,624	19.4%
Underwriting income (loss)	$2,712	$(1,116)	NM	$12,160	$7,935	53.2%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.7%	67.8%	(9.1)	57.9%	62.5%	(4.6)
Prior accident year	(0.3%)	(2.4%)	2.1	0.1%	(2.1%)	2.2
Calendar year loss ratio	58.4%	65.4%	(7.0)	58.0%	60.4%	(2.4)
Expense ratio	39.1%	36.1%	3.0	38.0%	36.7%	1.3
Combined ratio	97.5%	101.5%	(4.0)	96.0%	97.1%	(1.1)

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$17,829	47.7%	$19,473	49.5%	$53,536	48.8%	$53,263	47.9%
Effect of prior accident year	(2,653)	(7.1%)	3,994	10.2%	(3,027)	(2.8%)	2,460	2.2%
Non catastrophe property losses and ratio (2)	$15,176	40.6%	$23,467	59.7%	$50,509	46.0%	$55,723	50.1%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,896	10.4%	$8,910	22.7%	$9,319	8.5%	$20,483	18.4%
Effect of prior accident year	1,840	4.9%	1,781	4.5%	1,487	1.4%	1,389	1.3%
Catastrophe losses and ratio (2)	$5,736	15.3%	$10,691	27.2%	$10,806	9.9%	$21,872	19.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$21,725	58.1%	$28,383	72.2%	$62,855	57.3%	$73,746	66.3%
Effect of prior accident year	(813)	(2.2%)	5,775	14.7%	(1,540)	(1.4%)	3,849	3.5%
Total property losses and ratio (2)	$20,912	55.9%	$34,158	86.9%	$61,315	55.9%	$77,595	69.8%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$37,492	59.1%	$31,839	64.3%	$103,912	58.4%	$82,059	59.3%
Effect of prior accident year	515	0.8%	(7,872)	(15.9%)	1,787	1.0%	(9,070)	(6.6%)
Total casualty losses and ratio (2)	$38,007	59.9%	$23,967	48.4%	$105,699	59.4%	$72,989	52.7%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$59,217	58.7%	$60,222	67.8%	$166,767	57.9%	$155,805	62.5%
Effect of prior accident year	(298)	(0.3%)	(2,097)	(2.4%)	247	0.1%	(5,221)	(2.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$58,919	58.4%	$58,125	65.4%	$167,014	58.0%	$150,584	60.4%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million and $0.2 million for the quarters ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Property losses
Non-catastrophe	$17,829	$19,473	(8.4%)	$53,536	$53,263	0.5%
Catastrophe	3,896	8,910	(56.3%)	9,319	20,483	(54.5%)
Property losses	21,725	28,383	(23.5%)	62,855	73,746	(14.8%)
Casualty losses	37,492	31,839	17.8%	103,912	82,059	26.6%
Total accident year losses	$59,217	$60,222	(1.7%)	$166,767	$155,805	7.0%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	47.7%	49.5%	(1.8)	48.8%	47.9%	0.9
Catastrophe	10.4%	22.7%	(12.3)	8.5%	18.4%	(9.9)
Property loss ratio	58.1%	72.2%	(14.1)	57.3%	66.3%	(9.0)
Casualty loss ratio	59.1%	64.3%	(5.2)	58.4%	59.3%	(0.9)
Total accident year loss ratio	58.7%	67.8%	(9.1)	57.9%	62.5%	(4.6)

The current accident year non-catastrophe property loss ratio improved by 1.8 points during the quarter ended September 30, 2022 as compared to the same period in 2021 reflecting lower claims severity in the current calendar quarter.

The current accident year non-catastrophe property loss ratio increased by 0.9 points during the nine months ended September 30, 2022 as compared to the same period in 2021 due to higher claims severity in the first nine months compared to last year.

The current accident year catastrophe loss ratio improved by 12.3 points during the quarter ended September 30, 2022 as compared to the same period in 2021 recognizing lower claims frequency in the current calendar quarter.

The current accident year catastrophe loss ratio improved by 9.9 points during the nine months ended September 30, 2022 as compared to the same period in 2021 due to lower claims frequency in the first nine months compared to last year.

The current accident year casualty loss ratio improved by 5.2 points during the quarter ended September 30, 2022 as compared to the same period in 2021 reflecting lower claims frequency in the current calendar quarter.

The current accident year casualty loss ratio improved by 0.9 points during the nine months ended September 30, 2022 as compared to the same period in 2021 due to lower claims frequency in the first nine months compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2022 includes a decrease of $0.3 million, or 0.3 percentage points, and an increase of $0.2 million, or 0.1 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes a decrease of $2.1 million, or 2.4 percentage points, and a decrease of $5.2 million, or 2.1 percentage points, respectively, related to reserve development on prior accident years. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 3.0 points from 36.1% for the quarter ended September 30, 2021 to 39.1% for the quarter ended September 30, 2022 and increased by 1.3 points from 36.7% for the nine months ended September 30, 2021 to 38.0% for the nine months ended September 30, 2022. The increase in the expense ratio is primarily due to higher compensation cost resulting from the start-up business lines partially offset by a reduction in the commission rate.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022 (1)	2021 (1)	Change	2022 (1)	2021 (1)	Change
Gross written premiums	$43,717	$29,748	47.0%	$131,556	$76,186	72.7%

Net written premiums	$43,717	$29,748	47.0%	$131,556	$76,186	72.7%

Net earned premiums	$35,148	$24,235	45.0%	$108,707	$59,094	84.0%
Other income (loss)	(38)	(58)	(34.5%)	(119)	(100)	19.0%
Total revenues	35,110	24,177	45.2%	108,588	58,994	84.1%

Losses and expenses:
Net losses and loss adjustment expenses	20,393	15,288	33.4%	64,331	37,763	70.4%
Acquisition costs and other underwriting expenses	13,050	8,510	53.3%	39,596	20,487	93.3%
Underwriting income	$1,667	$379	NM	$4,661	$744	NM

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.5%	63.0%	(1.5)	61.4%	63.9%	(2.5)
Prior accident year	(3.5%)	0.1%	(3.6)	(2.2%)	—	(2.2)
Calendar year loss ratio (3)	58.0%	63.1%	(5.1)	59.2%	63.9%	(4.7)
Expense ratio	37.1%	35.1%	2.0	36.4%	34.7%	1.7
Combined ratio	95.1%	98.2%	(3.1)	95.6%	98.6%	(3.0)

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

Other Loss

The Company recognized a loss of less than $0.1 million and $0.1 million during the quarters ended September 30, 2022 and 2021, respectively, and recognized a loss of $0.1 million during each of the nine months ended September 30, 2022 and 2021. Other loss is primarily comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 1.5 points during the quarter ended September 30, 2022 as compared to the same period in 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year.

The current accident year loss ratio improved by 2.5 points during the nine months ended September 30, 2022 as compared to the same period in 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year.

The calendar year loss ratios for the quarter and nine months ended September 30, 2022 includes a decrease of $1.2 million or 3.5 percentage points, and a decrease of $2.4 million, or 2.2 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratios for the quarter ended September 30, 2021 includes an increase of less than $0.1 million or 0.1 percentage point, related to reserve development on prior accident years. There was no adjustment related to reserve development on prior accident years for the nine months ended September 30, 2021. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment increased 2.0 points from 35.1% for the quarter ended September 30, 2021 to 37.1% for the quarter ended September 30, 2022 and increased 1.7 points from 34.7% for the nine months ended September 30, 2021 to 36.4% for the nine months ended September 30, 2022. This increase in the expense ratio was primarily due to an increase in commission expense which was partially offset by a reduction in the expense ratio as a result of a growth in net earned premiums.

COVID-19

COVID-19’s lasting impacts could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect Reinsurance Operations’ business, financial condition, and results of operation.

Exited Lines

The components of income (loss) from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross written premiums	$31,512	$46,605	(32.4%)	$117,416	$150,221	(21.8%)

Net written premiums	$3,201	$39,729	(91.9%)	$42,518	$127,808	(66.7%)

Net earned premiums	$17,674	$44,523	(60.3%)	$61,752	$142,115	(56.5%)
Other income (loss)	145	245	(40.8%)	320	755	(57.6%)
Total revenues	17,819	44,768	(60.2%)	62,072	142,870	(56.6%)

Losses and expenses:
Net losses and loss adjustment expenses	9,147	35,782	(74.4%)	34,427	102,569	(66.4%)
Acquisition costs and other underwriting expenses	8,363	18,747	(55.4%)	29,696	59,148	(49.8%)
Underwriting income (loss)	$309	$(9,761)	103.2%	$(2,051)	$(18,847)	89.1%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	60.2%	79.0%	(18.8)	67.9%	68.1%	(0.2)
Prior accident year	(8.4%)	1.4%	(9.8)	(12.1%)	4.1%	(16.2)
Calendar year loss ratio	51.8%	80.4%	(28.6)	55.8%	72.2%	(16.4)
Expense ratio	47.3%	42.1%	5.2	48.1%	41.6%	6.5
Combined ratio	99.1%	122.5%	(23.4)	103.9%	113.8%	(9.9)

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$6,636	50.7%	$18,600	48.5%	$25,744	53.6%	$60,208	48.8%
Effect of prior accident year	102	0.8%	1,591	4.2%	(4,189)	(8.7%)	3,355	2.7%
Non catastrophe property losses and ratio (2)	$6,738	51.5%	$20,191	52.7%	$21,555	44.9%	$63,563	51.5%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,986	15.2%	$13,368	34.9%	$9,248	19.2%	$26,518	21.5%
Effect of prior accident year	(1,542)	(11.8%)	172	0.4%	(2,707)	(5.6%)	4,863	3.9%
Catastrophe losses and ratio (2)	$444	3.4%	$13,540	35.3%	$6,541	13.6%	$31,381	25.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$8,622	65.9%	$31,968	83.4%	$34,992	72.8%	$86,726	70.3%
Effect of prior accident year	(1,440)	(11.0%)	1,763	4.6%	(6,896)	(14.3%)	8,218	6.6%
Total property losses and ratio (2)	$7,182	54.9%	$33,731	88.0%	$28,096	58.5%	$94,944	76.9%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,004	43.7%	$3,189	51.7%	$6,884	50.2%	$9,953	53.2%
Effect of prior accident year	(39)	(0.9%)	(1,138)	(18.5%)	(553)	(4.0%)	(2,328)	(12.4%)
Total casualty losses and ratio (2)	$1,965	42.8%	$2,051	33.2%	$6,331	46.2%	$7,625	40.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$10,626	60.2%	$35,157	79.0%	$41,876	67.9%	$96,679	68.1%
Effect of prior accident year	(1,479)	(8.4%)	625	1.4%	(7,449)	(12.1%)	5,890	4.1%
Total net losses and loss adjustment expense and total loss ratio (2)	$9,147	51.8%	$35,782	80.4%	$34,427	55.8%	$102,569	72.2%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of $0.1 million and $0.2 million for the quarters ended September 30, 2022 and 2021, respectively, and income of $0.3 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Property losses
Non-catastrophe	$6,636	$18,600	(64.3%)	$25,744	$60,208	(57.2%)
Catastrophe	1,986	13,368	(85.1%)	9,248	26,518	(65.1%)
Property losses	8,622	31,968	(73.0%)	34,992	86,726	(59.7%)
Casualty losses	2,004	3,189	(37.2%)	6,884	9,953	(30.8%)
Total accident year losses	$10,626	$35,157	(69.8%)	$41,876	$96,679	(56.7%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2022	2021	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	50.7%	48.5%	2.2	53.6%	48.8%	4.8
Catastrophe	15.2%	34.9%	(19.7)	19.2%	21.5%	(2.3)
Property loss ratio	65.9%	83.4%	(17.5)	72.8%	70.3%	2.5
Casualty loss ratio	43.7%	51.7%	(8.0)	50.2%	53.2%	(3.0)
Total accident year loss ratio	60.2%	79.0%	(18.8)	67.9%	68.1%	(0.2)

The current accident year non-catastrophe property loss ratio increased by 2.2 points during the quarter ended September 30, 2022 as compared to the same period in 2021 recognizing higher claims frequency in the current calendar quarter.

The current accident year non-catastrophe property loss ratio increased by 4.8 points during nine months ended September 30, 2022 as compared to the same period in 2021 due to higher claims frequency in the first nine months compared to last year.

The current accident year catastrophe loss ratio improved by 19.7 points during the quarter ended September 30, 2022 as compared to the same period in 2021 recognizing lower claims frequency in the current calendar quarter.

The current accident year catastrophe loss ratio improved by 2.3 points during the nine months ended September 30, 2022 as compared to the same period in 2021 reflecting lower claims frequency in the first nine months compared to last year.

The current accident year casualty loss ratio improved by 8.0 points during the quarter ended September 30, 2022 as compared to the same period in 2021 which mainly reflects lower claims severity in Farm, Ranch & Stable business lines in the current calendar quarter.

The current accident year casualty loss ratio improved by 3.0 points during the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to lower claims severity in the Farm, Ranch & Stable business lines in the first nine months compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2022 includes a decrease of $1.5 million, or 8.4 percentage points, and a decrease of $7.4 million, or 12.1 percentage points, respectively related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2021 includes an increase of $0.6 million, or 1.4 percentage points, and an increase of $5.9 million, or 4.1 percentage points, respectively, related to reserve development on prior accident years. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines increased by 5.2 points from 42.1% for the quarter ended September 30, 2021 to 47.3% for the quarter ended September 30, 2022. The expense ratio for the Company’s Exited Lines increased by 6.5 points from 41.6% for the nine months ended September 30, 2021 to 48.1% for the nine months ended September 30, 2022. The increase in the expense ratio is primarily due to the reduction in earned premiums resulting from the runoff of lines of business that the Company is no longer writing.

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

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 1.7 years.

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross investment income (1)	$8,856	$10,010	(11.5%)	$18,593	$31,827	(41.6%)
Investment expenses	(467)	(666)	(29.9%)	(1,682)	(2,014)	(16.5%)
Net investment income	$8,389	$9,344	(10.2%)	$16,911	$29,813	(43.3%)

(1)
Excludes realized gains and losses

Gross investment income decreased by 11.5% and 41.6% for the quarter and nine months ended September 30, 2022 as compared to the same periods in 2021 primarily due to decreased returns from alternative investments and a decrease in dividend income as a result of the liquidation of the Company’s common stock portfolio during the first quarter of 2022, offset by an increase in yield within the fixed maturities portfolio due to the rise in rates. The proceeds from the sale of the common stock portfolio as well as other proceeds were used to retire the 2047 Notes in April 2022.

Investment expenses decreased by 29.9% and 16.5% for the quarter and nine months ended September 30, 2022 as compared to the same periods in 2021 due to decreased investment management expenses as a result of the liquidation of the Company’s common stock portfolio during the year.

At September 30, 2022, the Company held agency mortgage-backed securities with a market value of $3.5 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.7 years as of September 30, 2022, compared with 3.8 years as of September 30, 2021. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 1.7 years and 3.6 years as of September 30, 2022 and September 30, 2021, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 3.1% as of September 30, 2022, compared to 2.1% as of September 30, 2021. The embedded book yield on the $33.0 million of taxable municipal bonds in the Company’s portfolio, was 3.0% at September 30, 2022, compared to an embedded book yield of 2.7% on the Company’s taxable municipal bonds of $54.4 million at September 30, 2021.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2022 and 2021 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Equity securities	$(60)	$(1,662)	$(3,820)	$6,101
Fixed maturities	(259)	1,447	(12,135)	741
Derivatives	2,553	(95)	9,093	500
Other-than-temporary impairment losses	—	—	(26,205)	—
Net realized investment gains (losses)	$2,234	$(310)	$(33,067)	$7,342

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

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2022 and 2021.

Corporate and Other Operating Expenses

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Corporate expenses - nondisposition related	$4,911	$5,387	(8.8%)	$12,565	$15,992	(21.4%)
Impairments and expenses related to dispositions within Exited Lines	9,153	—	NM	9,153	—	NM
Corporate and other Operating Expenses	$14,064	$5,387	161.1%	$21,718	$15,992	35.8%

NM – not meaningful

Corporate expenses - nondisposition related consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate expenses - nondisposition related were $4.9 million and $5.4 million during the quarters ended September 30, 2022 and 2021, respectively, and $12.6 million and $16.0 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in corporate expenses - nondisposition related for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the Company receiving an employee retention credit under the CARES Act of $2.7 million. This credit, which reduced compensation cost, was received in May 2022.

Impairments and expenses related to dispositions within Exited Lines represent impairments of goodwill, intangible assets, software, and lease costs as well as legal expenses and merger and acquisition fees related to the sale of renewal rights related to the Company's Farm, Ranch & Stable business lines. Impairments and expenses related to dispositions within Exited Lines were $9.2 million during both the quarter and nine months ended September 30, 2022. There no impairments and expenses related to dispositions within Exited Lines during the quarter and nine months ended September 30, 2021. Please see Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the sale of renewal rights related to the Company's Farm, Ranch & Stable business lines.

Interest Expense

Interest expense was $2.6 million during the quarter ended September 30, 2021 and $3.0 million and $7.9 million during the nine months ended September 30, 2022 and 2021, respectively. There was no interest expense during the quarter ended September 30, 2022. The reduction in interest expense was due to the redemption of the 2047 Notes on April 15, 2022.

Income Tax Expense / Benefit

Income tax expense was $7.4 million for the quarter ended September 30, 2022 compared with income tax benefit of $1.8 million for the quarter ended September 30, 2021. The increase in income tax expense is primarily due to the sale of the Farm, Ranch & Stable renewal rights by the Company’s U.S. subsidiaries during the quarter ended September 30, 2022.

Income tax expense was $3.4 million for the nine months ended September 30, 2022 compared with an income tax benefit of $1.1 million for the nine months ended September 30, 2021. The increase in income tax expense is primarily due to the sale of the Farm, Ranch & Stable renewal rights by the Company’s U.S. subsidiaries during the nine months ended September 30, 2022.

See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $23.7 million and a net loss of $7.7 million for the quarters ended September 30, 2022 and 2021, respectively and a net loss of $3.2 million and net income of $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distributions to shareholders, and share repurchases. The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. In order to meet its short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments. In addition, the Company periodically reviews opportunities related to business acquisitions, and as a result, liquidity may be needed in the future.

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

As of September 30, 2022, the Company also had future funding commitments of $31.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2021 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2021 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. The United National insurance companies, Penn-America insurance companies, and American Reliable Insurance Company paid dividends in the amount of $4.5 million, $7.5 million, and $22.5 million, respectively, during the nine months ended September 30, 2022. There were no dividend declared or paid during the quarter ended September 30, 2022.

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

Net cash provided by operating activities was $41.7 million and $66.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating cash flows of approximately $24.3 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
Net premiums collected	$423,744	$464,650	$(40,906)
Net losses paid	(208,759)	(226,152)	17,393
Underwriting and corporate expenses	(191,126)	(192,147)	1,021
Net investment income	22,996	27,495	(4,499)
Net federal income taxes recovered (paid)	19	(11)	30
Interest paid	(5,125)	(7,781)	2,656
Net cash provided by operating activities	$41,749	$66,054	$(24,305)
See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company

On August 8, 2022, the Company sold the renewal rights related to all business lines within its Farm, Ranch & Stable segment for business written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company will retain the unearned premium reserves for business written prior to August 8, 2022. Everett Cash Mutual Insurance Company is also acquiring the Company’s wholly owned subsidiary, American Reliable Insurance Company, for book value which is expected to be $10.0 million at the time of closing. The transaction is subject to receiving regulatory approval which is expected to be received during the 4th quarter of 2022. Under the agreements, total consideration to be paid by Everett Cash Mutual Insurance Company is $40.0 million.

Stock Repurchase

GBLI also announced that it will commence a stock repurchase program beginning in the fourth quarter of 2022. Repurchases of up to $32 million of Global Indemnity Group LLC’s currently outstanding Class A Common Shares have been authorized by Global Indemnity Group, LLC’s Board of Directors. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of Class A Common Shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

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

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022, June 20, 2022, and October 4, 2022. Distributions paid to common shareholders were $7.4 million during the nine months ended September 30, 2022. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2022.

Investment Portfolio

Due to shortening duration, significantly more of the investment portfolio will mature annually.

On May 18th, 2022, the Company provided the Credit Fund, LLC with formal withdrawal requests in full. Proceeds of $99.6 million were received on July 29, 2022 and were invested in fixed income investments with maturities of two years and less.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2022. Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s liquidity.

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

Intercompany Pooling Arrangement

The Company’s U.S. insurance company participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies. American Reliable currently comprises 30% of the pool. Prior to the completion of the sale of American Reliable and subject to appropriate regulatory approvals, the intercompany pooling agreement will be amended. American Reliable will be removed from the pool and its 30% participation in the business and capital will be allocated to the Company’s remaining five insurance companies.

For additional information on the Sale of American Reliable, please see the liquidity section above.

Other than the item discussed in the preceding paragraphs, there have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2022. Please see Item 7 of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended September 30, 2022, global equities fell approximately 6.7% with U.S equities modestly outperforming, losing approximately 4.9%. U.S fixed income lost approximately 4.8% with the average spread moving wider during the quarter. Heightened global uncertainty combined with aggressive monetary policy on the part of most major central banks continues to fuel increases in interest rates and downward pressure on both equity and fixed-income valuations. This prolonged period of market volatility has led to wider spreads across many sectors of the bonds market. With the Fed in relentless pursuit of reducing demand to bring down inflation, tight monetary policy is expected to remain in place into 2023. In the meantime, despite the U.S. economy continuing to decelerate from the past two years of strong growth, fundamentals across most sectors remain supportive.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 1.7 years. Portfolio purchases were focused within US Treasury securities. These purchases were funded primarily through cash inflows and full redemption of the Credit Fund, LLC as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to US Treasuries and asset backed securities increased, while the portfolio’s exposure to CMBS securities decreased.

Other than the changes described in the preceding paragraph, there have been no other material changes to the Company’s market risk since December 31, 2021. Please see Item 7A of Part II in the Company’s 2021 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 15,954 shares surrendered by the Company’s employees during the nine months ended September 30, 2022. There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2022. All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: November 9, 2022	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)