Form 10-K
period 2022-12-31
Global Indemnity Group, LLC
filed 2023-03-15
CIK 1494904

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the New York Stock Exchange as of such date), was $210,975,748. There are no class B common shares held by non-affiliates of the registrant.

As of March 2, 2023, the registrant had outstanding 9,846,271 class A common shares and 3,793,612 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 are incorporated by reference into Part III of this report.

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

Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares and its 7.875% subordinated notes due 2047 from the NASDAQ Global Select Market (“NASDAQ”) to the New York Stock Exchange (“NYSE”). Global Indemnity Group, LLC's class A common shares are trading under the ticker symbol GBLI. The Company redeemed the 7.875% subordinated notes due 2047 on April 15, 2022. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 14 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the redemption of the 7.875% subordinated notes due 2047.

Effective August 28, 2020, Global Indemnity Group, LLC became a publicly traded partnership for U.S. federal income tax purposes. Global Indemnity Group, LLC believes that it has met in previous taxable years, and intends to manage its affairs so that it will continue to meet in the current and subsequent taxable years, the qualifying income exception to maintain partnership status for U.S. federal income tax purposes. As a partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes. For U.S. federal income tax purposes, a holder of Global Indemnity Group, LLC’s class A common shares is treated as a partner in a partnership. Shareholders are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gains, losses, deductions, and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with the shareholders’ taxable year, regardless of whether any cash or other distributions are made to shareholders. Global Indemnity Group, LLC will furnish to each shareholder, as soon as reasonably practical after the close of each calendar year, specific tax information, including a Schedule K-1, which describes the shareholders’ share of Global Indemnity Group, LLC’s income, gains, losses, and deductions for Global Indemnity Group, LLC’s preceding taxable year. Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

During the fourth quarter of 2022, the Company decided to restructure its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company will be exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. In the fourth quarter of 2022, the Company also decided it will reduce writings within its Reinsurance Operations segment. Based on the decisions to exit or downsize these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as a product offering in the Commercial Specialty segment for purpose of reviewing results and allocating resources. Several smaller reinsurance treaties have also been reclassified from Reinsurance to Commercial Specialty. The Reinsurance Operations segment writes casualty treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the years ended December 31, 2021 and 2020 have been revised to reflect these changes.

Everett Cash Mutual Insurance Company also acquired the Company’s wholly-owned subsidiary, American Reliable Insurance Company, on December 31, 2022 for an amount equal to book value, which was $10.0 million, at the time of closing.

General

GBLI provides its insurance products across a distribution network that includes wholesale general agents, wholesale brokers, and retailers. The insurance companies manage the distribution of these products through two ongoing business segments: Commercial Specialty and Reinsurance Operations. Commercial Specialty offers specialty property and casualty products designed for GBLI's Wholesale Commercial and InsurTech product offerings. The Company's Wholesale Commercial and InsurTech products are offered primarily in the excess and surplus lines marketplace. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff, including specialty personal lines and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, certain homeowners business, property brokerage, property and catastrophe reinsurance treaties, several smaller casualty lines, and the farm, ranch and equine business. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

The Commercial Specialty segments comprises the Company’s Insurance Operations (“Insurance Operations”).

Business Segments

See Note 23 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income and total assets of each operating segment for the years ended December 31, 2022, 2021 and 2020. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

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

Commercial Specialty’s insurance products target specific, defined groups of insureds with customized coverage to meet their needs. The primary business divisions within the Commercial Specialty segment include:

•
Wholesale Commercial distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority. Examples of small businesses served are apartments, bars, contractors, other small retail operations, and niche businesses.

•
InsurTech products include Collectibles.com, digital direct-to-consumer insurance coverage for owners of collections, and VacantExpress, insurance coverage for owners of properties under construction, under renovation or vacant, distributed through wholesale general agents and retail agents.

These business divisions comprise the Commercial Specialty segment and are not considered individual business segments because each product has similar economic characteristics, distribution, and coverage.

The Company’s Commercial Specialty segment provides property, casualty, and professional liability products utilizing customized guidelines, rates, and forms tailored to the Company’s risk and underwriting philosophy. See “Underwriting” below for a discussion on how the Company’s insurance products are underwritten.

In 2022, gross written premiums for the Commercial Specialty segment were $401.0 million compared to $373.6 million for 2021. For 2022, surplus lines business accounted for approximately 90% of the business written while specialty admitted business accounted for the remaining 10%.

Reinsurance Operations

The Company's Reinsurance Operations segment provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. Prior to the redomestication transaction, the Company’s Reinsurance Operations consisted solely of the operations of its Bermuda-based wholly-owned subsidiary, Global Indemnity Reinsurance. As part of the redomestication transactions, Global Indemnity Reinsurance was merged with and into Penn-Patriot Insurance Company ("Penn-Patriot"), with Penn-Patriot surviving, resulting in the assumption of Global Indemnity Reinsurance's business by the Global Indemnity group of companies’ existing U.S. insurance company subsidiaries.

The Company is focused on using its capital capacity to write casualty and specialty-focused contracts meeting the Company’s risk tolerance and return thresholds.

In 2022, gross written premiums from third parties were $158.7 million compared to $103.7 million for 2021.

Exited Lines

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff, including specialty personal lines and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, certain homeowners business, property brokerage, property and catastrophe reinsurance treaties, several smaller casualty lines, and the farm, ranch and equine business. The renewal rights related to the Company’s manufactured and dwelling homes business, which were sold during the fourth quarter of 2021, and the renewal rights related to the Company's Farm, Ranch & Stable business, which were sold during the third quarter of 2022, are included in Exited Lines. See Note 3 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on these sales.

The manufactured home, dwelling, motorcycle, watercraft, certain homeowners products, and farm, ranch & equine business within Exited Lines operated primarily in the standard or admitted markets and were distributed through retail agents, wholesale general agents, and brokers. These insurance products were either underwritten via limited binding authority, specific binding authority, or by internal personnel. The Property Brokerage product within Exited Lines operated predominantly in the excess and surplus lines or non-admitted markets and were distributed through wholesale brokers and underwritten by the Company’s personnel and selected brokers with limited binding authority. The property and catastrophe reinsurance treaties within Exited Lines were distributed through brokers and on a direct basis.

See “Underwriting” below for additional discussion on how the Company’s insurance products are underwritten.

Any information technology initiatives related to business lines within Exited Lines have been discontinued.

In 2022, gross written premiums for the Exited Lines segment were $167.9 million compared to $204.9 million for 2021.

Products and Product Development

The Company currently markets its property and casualty insurance products through the Commercial Specialty and Reinsurance Operations segments. The Company’s Commercial Specialty segment operates predominantly in the excess and surplus lines marketplace. See “Commercial Specialty” above for a description of its product offerings. Companies within the Company’s Insurance Operations are licensed to write on an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, while others are eligible to write on a surplus lines (non-admitted) basis. This provides the Company with flexibility in designing products and in determining rates to meet emerging risks and discontinuities in the marketplace.

The Company’s Reinsurance Operations offers third-party treaty reinsurance for casualty insurance and reinsurance companies as well as professional liability products to companies.

Geographic Concentration

The following table sets forth the geographic distribution of gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$71,763	9.9%	$65,357	9.6%	$57,542	9.5%
Florida	58,318	8.0	53,633	7.9	49,122	8.1
New York	54,551	7.5	50,780	7.4	42,183	7.0
Texas	49,978	6.9	52,245	7.7	55,045	9.1
Arizona	23,208	3.2	23,241	3.4	22,045	3.6
Massachusetts	22,861	3.1	19,700	2.9	19,349	3.2
North Carolina	18,311	2.5	18,339	2.7	19,221	3.2
Louisiana	17,638	2.4	25,664	3.8	22,590	3.7
Georgia	16,487	2.3	17,659	2.6	15,971	2.6
New Jersey	15,667	2.2	16,697	2.4	14,840	2.4
Subtotal	348,782	48.0	343,315	50.3	317,908	52.4
All other states	224,630	30.9	232,267	34.1	228,018	37.6
Reinsurance Operations	154,191	21.2	106,540	15.6	60,677	10.0
Total	$727,603	100.0%	$682,122	100.0%	$606,603	100.0%

Marketing and Distribution

The Company provides its insurance products across a full distribution network that includes wholesale general agents, wholesale brokers, and retailers.

The Company’s Commercial Specialty products are distributed through approximately 360 wholesale general agent and wholesale broker offices. One agent provided 10.3% of Commercial Specialty’s gross written premiums. No other agent or broker accounted for more than 10% of gross written premiums within the Commercial Specialty segment for the year ended December 31, 2022.

The Company's assumed premiums on one treaty accounted for 93.7% of the Reinsurance Operations’ 2022 gross written premiums. This same treaty accounted for 10% or more of the Company’s consolidated revenues for the year ended December 31, 2022. To support growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

The Company’s primary distribution strategy is to maintain strong relationships with high-quality wholesale general agent and wholesale broker offices. The Company carefully selects distribution sources based on their expertise, experience and reputation. The Company believes that its distribution strategy enables it to effectively access numerous markets through the marketing, underwriting, and administrative support of the Company’s wholesale general agencies and wholesale brokers. The Company believes these wholesale general agents and wholesale brokers have local market knowledge and expertise that enables them to access business in these markets more effectively.

Underwriting

For Commercial Specialty, the Company’s insurance products are primarily underwritten via specific binding authority in which the Company grants underwriting authority to its wholesale general agents via brokerage in which the Company’s internal personnel underwrites business submitted by wholesale brokers.

Specific Binding Authority – The majority of the Company’s wholesale general agents and retail agents have access to company administered systems to rate, quote and issue policies with respect to the products they write with the Company.

A portion of wholesale general agents use their own proprietary systems, for which the Company’s rates and underwriting criteria are integrated.

The Company provides its wholesale general agents and retail agents with a comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability. This manual also outlines (a) premium pricing, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

The Company’s wholesale general agents and retail agents contract to underwrite submissions received in accordance with the Company’s underwriting manual. Risks that are not within the specific binding authority must be submitted to the Company’s underwriting personnel directly for underwriting review and approval or denial of the application of the insured. The Company’s wholesale general agents provide all policy issuance services in accordance with the Company’s underwriting manuals.

The Company regularly monitors the underwriting quality of its wholesale general agents and retail agents through a disciplined system of controls, which includes one or more of the following:

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
•
internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s wholesale general agents and retail agents; and
•
internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s wholesale general agents and retail agents.

The Company provides incentives to certain of its wholesale general agents to produce profitable business through contingent profit commission structures that are tied directly to the achievement of profitability targets.

Brokerage – The wholesale brokers, which represent approximately 3% of the Company's gross written premiums, are within the Company’s Commercial Specialty segment. The Company’s wholesale brokers do not have specific binding authority; therefore, these risks are submitted to the Company’s underwriting personnel for review and processing.

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

Exited Lines – The Company’s Exited Lines had the same controls in place as described in the Specific Binding Authority and brokerage section above.

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

The Company’s material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2022, the Company purchased three layers of occurrence coverage for losses of $115 million in excess of $10 million. The first layer provides coverage of 40% of $10 million in excess of $10 million and can be reinstated once at no additional charge. The second layer provides coverage of $30 million in excess of $20 million and can be reinstated once for an additional charge. The third layer provides coverage of $75 million in excess of $50 million and can be reinstated once for an additional charge.

This replaced the treaty which expired on May 31, 2022 and provided three layers of occurrence coverage for losses of $185 million in excess of $15 million. The first layer provided coverage of 100% of $10 million in excess of $15 million and could be reinstated twice at no additional charge. The second layer provided coverage of $25 million in excess of $25 million and could be reinstated once at no additional charge. The third layer provided coverage of $150 million in excess of $50 million and could be reinstated once at no additional charge.

Property Per Risk Excess of Loss – Effective January 1, 2023, the Company renewed its property per risk excess of loss treaty. This treaty provides coverage of 50% of $7.5 million per risk in excess of $2.5 million per risk for the entire Company. This replaced the treaty which expired December 31, 2022 and provided coverage of $8 million per risk in excess of $2 million per risk for property lines of business.

Casualty Excess of Loss – Effective January 1, 2023, the Company amended the casualty excess of loss treaty, that was in effect, to provide coverage of 80% of $10 million per occurrence in excess of $2.5 million per occurrence for casualty lines of business. The original treaty provided coverage of $10 million per occurrence in excess of $2.5 million per occurrence for all casualty lines of business. The treaty was subject to an aggregate limit of $20 million.

Amended & Restated Reinsurance Agreement – Effective October 26, 2021, the company entered into an agreement to cede 100% of its underwriting results related to certain specialty property business.

Reinsurance Agreement – Effective August 8th, 2022, the company entered into an agreement to cede 100% of its underwriting results related to certain agricultural business.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s reinsurance treaties during 2022.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2022. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2022.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$45.3	47.9%	$5.3	3.9%
General Reinsurance Corp.	A++	10.4	11.0	3.9	2.9
Swiss Reinsurance America Corp.	A+	7.0	7.4	5.4	3.9
Factory Mutual Insurance Company	A+	4.4	4.6	2.1	1.5
Allianz Risk Transfer	A+	3.9	4.1	—	—
Westport Insurance Corporation	A+	3.0	3.2	—	—
Clearwater Insurance Company	NR	2.9	3.1	—	—
Scor Reinsurance Company	A+	2.3	2.4	2.0	1.5
Argo Re, Ltd	A	2.3	2.4	0.1	0.1
American Agricultural Insurance	A	1.7	1.8	0.3	0.2
Subtotal		$83.2	87.9%	$19.1	14.0%
All other reinsurers		11.5	12.1	117.2	86.0
Total reinsurance receivables before allowance for expected credit losses		$94.7	100.0%	$136.3	100.0%
Allowance for expected credit losses		(9.0)
Total receivables, net of allowance for expected credit losses		85.7
Collateral held in trust from reinsurers		(8.9)
Net receivables		$76.8

In the event that American Reliable Insurance Company's non-farm reinsurers do not pay for losses ceded to them by American Reliable Insurance Company, the Company would be responsible for those losses.

At December 31, 2022, the Company carried reinsurance receivables, net of collateral held in trust, of $76.8 million. This amount is net of an allowance for expected credit losses of $9.0 million at December 31, 2022.

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

For the year ended December 31, 2022, the Company had $318.3 million and $111.7 million of gross incurred case losses and loss adjustment expenses at its Continuing Lines and Exited Lines, respectively. Claims relating to approximately 90% of those incurred loss and loss adjustment expenses are handled by in-house claims management professionals. Approximately 10% of its incurred loss and loss adjustment expenses are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims. The Company also establishes reserves for incurred but not reported losses (“IBNR”). The Company’s IBNR reserves include provisions for development on known cases (supplemental development or incurred but not enough reported (“IBNER”)), as well as provisions for claims that have occurred but not been reported (“Pure IBNR”). IBNR reserves are based on the Company's historical statistical information with respect to the expected number and nature of claims arising from occurrences that have not been reported, supplemented with industry experience. The Company also establishes its reserves based on estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The Company’s reserves are reviewed quarterly by the in-house actuarial staff; however management is responsible for the final determination of loss reserve selections. Reviews for Insurance Operations are generally performed both gross and net of reinsurance and ceded reviews are also completed for most reserve categories.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves; however, the review is used to corroborate the analysis performed by the in-house actuarial staff. The results of the detailed reserve reviews by internal and external actuaries are summarized and discussed with the Company’s senior management to determine Management's best estimate of reserves.

With respect to some classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of umbrella and excess liability that the Company underwrites have historically had longer intervals between the occurrence of an insured event, reporting of the claim, and final resolution. In such cases, the Company must estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that the Company underwrites, such as most property insurance, historically have shorter intervals between the occurrence of an insured event, reporting of the claim, and final resolution. Reserves with respect to these classes are therefore inherently less likely to be adjusted.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects the Company’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with generally accepted accounting principles ("GAAP"). As of December 31, 2022, the Company had $10.8 million of net loss reserves for asbestos-related claims and $10.9 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

In addition to the factors referenced above, establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to factors including, but not limited to, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the survival ratios on a gross and net basis for the Company’s A&E claims.

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee. The Company projects its cash flows from investments and operations to assure it has adequate liquidity to run its business. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments. The insurance group holds $1,173.6 million of investments, of which, are comprised of 98.7% of fixed income and 1.3% of preferred stock. To provide diversification, the Company limits exposure to individual issuers. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. As of December 31, 2022, the Company had $1,342.7 million of investments and cash and cash equivalent assets, including $17.5 million of equity securities, which are primarily comprised of preferred stock, and $38.2 million of limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality, and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2022, 2021, and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$38,846	2.9%	$78,278	5.1%	$67,359	4.6%
U.S. treasuries	344,103	25.6	150,118	9.8	197,480	13.6
Agency obligations	—	—	5,630	0.4	—	—
Obligations of states and political subdivisions	31,595	2.4	54,721	3.6	61,243	4.2
Mortgage-backed securities (1)	62,116	4.6	250,341	16.3	358,778	24.7
Asset-backed securities	189,400	14.1	172,642	11.3	117,593	8.1
Commercial mortgage-backed securities	98,664	7.3	136,893	8.9	110,959	7.6
Corporate bonds	338,780	25.3	292,383	19.0	240,717	16.5
Foreign corporate bonds	183,540	13.7	139,138	9.1	104,416	7.2
Total fixed maturities	1,248,198	93.0	1,201,866	78.4	1,191,186	81.9
Equity securities	17,520	1.3	99,978	6.5	98,990	6.8
Other invested assets	38,176	2.8	152,651	10.0	97,018	6.7
Total investments and cash and cash equivalents (2)	$1,342,740	100.0%	$1,532,773	100.0%	$1,454,553	100.0%

(1)
Includes collateralized mortgage obligations of $58,773, $101,698, and $108,136 for 2022, 2021, and 2020, respectively.
(2)
Does not include net (payable) for securities (purchased) of ($66), ($794), and ($4,667) for 2022, 2021, and 2020, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time. The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 1.7 years as of December 31, 2022 compared to 3.2 years at December 31, 2021. Duration was lowered in response to rising interest rates. The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 2.2 years and a weighted average duration, including cash and short-term investments, of 1.5 years as of December 31, 2022. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities was 2.0 years as of December 31, 2022. At December 31, 2022, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.5% compared with 2.2% at December 31, 2021.

The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2022 of $53.5 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gain (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Average fixed maturities at book value	$1,247,735	$1,171,378	$1,190,289
Gross income on fixed maturities (1)	$33,852	$25,751	$31,987
Book yield	2.71%	2.20%	2.69%
Fixed maturities at book value	$1,301,723	$1,193,746	$1,149,009
Unrealized gain (loss)	$(53,525)	$8,120	$42,177

(1)
Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $62.1 million of mortgage-backed securities, $3.3 million is invested in U.S. agency paper and $58.8 million is invested in collateralized mortgage obligations, of which $32.9 million, or 55.9%, are rated AA- or better. In addition, the Company holds $189.4 million in asset-backed securities, of which 62.7% are rated AA- or better and $98.7 million in commercial mortgaged-backed securities, of which 87.0% are rated AA+ or better. The weighted average credit enhancement for the Company’s asset-backed securities is 34.2. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 93.1% of the Company’s fixed income securities are investment grade securities. 14.6% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$182,063	14.6%	$211,069	17.6%
AA	442,731	35.4	436,832	36.2
A	240,697	19.3	182,478	15.2
BBB	296,680	23.8	283,286	23.6
BB	22,057	1.8	20,056	1.7
B	1,466	0.1	6,601	0.5
CCC	4,804	0.4	4,253	0.4
CC	2,914	0.2	3,304	0.3
C	2,622	0.2	3,242	0.3
D	2,555	0.2	2,202	0.2
Not rated	49,609	4.0	48,543	4.0
Total fixed maturities	$1,248,198	100.0%	$1,201,866	100.0%

The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$113,491	9.1%	$50,544	4.2%
Due in one year through five years	747,197	59.8	366,276	30.5
Due in five years through ten years	25,594	2.1	176,777	14.7
Due in ten years through fifteen years	198	—	14,867	1.2
Due after fifteen years	11,538	0.9	33,526	2.8
Securities with fixed maturities	898,018	71.9	641,990	53.4
Mortgaged-backed securities	62,116	5.0	250,341	20.8
Commercial mortgage-backed securities	98,664	7.9	136,893	11.4
Asset-backed securities	189,400	15.2	172,642	14.4
Total fixed maturities	$1,248,198	100.0%	$1,201,866	100.0%

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

As of December 31, 2022, the Company had aggregate equity securities of $17.5 million that primarily consisted of preferred stocks.

The Company’s investments in other invested assets is comprised of three limited partnerships. At December 31, 2022, a partnership that invests in stressed and distressed debt instruments was valued at $4.8 million, a partnership that invests in Real Estate Investment Trust (“REIT”) qualifying assets was valued at $9.8 million, and a partnership comprised of performing, stressed or distressed securities and loans across the global fixed income markets was valued at $23.6 million. The carrying value of these investments approximates fair value. There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations. The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses) were ($32.9) million, $15.9 million, and ($14.7) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Competition

The Company competes with numerous domestic and international insurance and reinsurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•
American International Group
•
Argo Group International Holdings, Ltd.
•
Ategrity Specialty Holdings LLC
•
Atlantic Casualty Insurance Company
•
Berkshire Hathaway
•
Canopius US Insurance, Inc.
•
CapSpecialty Insurance Group
•
Everest Re Group, Ltd.
•
Great American Insurance Group
•
Hallmark Financial Services, Inc.
•
HCC Insurance Holdings, Inc.
•
IFG Companies
•
James River Group Holdings
•
Kinsale Capital Group, Inc.
•
Markel Corporation
•
Nationwide Insurance
•
RLI Corporation
•
RSUI Group
•
Selective Insurance Group, Inc.

•
The Hartford
•
The Travelers Companies, Inc.
•
Westchester Surplus Lines Insurance Co
•
W.R. Berkley Corporation

In addition to the companies mentioned above, the Company is facing competition from other standard line companies who are continuing to write risks that traditionally had been written by excess and surplus lines carriers, Bermuda companies who are establishing relationships with wholesale brokers and purchasing carriers, and other excess and surplus lines competitors.

Competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of the Company’s markets, it competes by developing insurance products to satisfy well-defined market needs and by maintaining relationships with wholesale agents and insureds that rely on the Company’s expertise. The Company differentiates itself from the competition by distributing Wholesale Commercial and InsurTech products that are not readily available in the market. Each of the Company’s products has its own distinct competitive environment. The Company seeks to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders, general agencies and brokers.

Employees

The Company had approximately 355 employees at December 31, 2022 as compared with 360 employees at December 31, 2021. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2022. The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs and is highly invested in its employees' success.

In the first quarter of 2023, the Company reduced its workforce by 53 employees in conjunction with the restructuring of its insurance operations. See Note 4 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the restructuring.

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

Regulation

General

The insurance industry is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Global Indemnity's companies are all U.S. companies or have made elections to be taxed as a U.S. company.

U.S. Regulation

At December 31, 2022, the Company had five subsidiaries operating as insurance companies domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

As the parent of these insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, and Virginia. These laws generally require each of the insurance companies to register with its respective domestic state insurance department and to annually furnish financial and other information about the operations of the companies within the insurance holding company system. Generally, all material transactions among affiliated companies in the holding company system to which any of the insurance companies is a party must be fair, and, if material or of a specified category, require prior notice and approval or absence of disapproval by the insurance department where the subsidiary is domiciled. Material transactions include sales, loans, contributions, reinsurance agreements, certain types of dividends, and service agreements with the non-insurance companies within Global Indemnity’s family of companies.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Indiana, Virginia, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period ended December 31, 2017. Their final reports were issued in 2019 and there were no materially adverse findings. Global Indemnity's insurance companies have been notified that an examination will be conducted for the period ending December 31, 2022.

Before a person can acquire control of an U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquirer’s plans for the management, board of directors, executive officers, and employees of the company being acquired, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of Global Indemnity Group, LLC’s common shares would indirectly control the same percentage of the stock of the insurance companies, the insurance change of control laws of Pennsylvania, Indiana, and Virginia would likely apply to such a transaction.

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

The Company’s insurance subsidiaries departures from usual values of certain IRIS ratios are as follows:

•
Investment yields were lower than the IRIS range for Penn-Patriot Insurance Company. A high percentage of its invested assets consisted of wholly-owned subsidiaries which did not distribute dividends to Penn-Patriot Insurance Company in 2022.
•
Change in adjusted Policyholder Surplus for Diamond State Insurance Company was (10.0%). The change is due to paying dividends and realizing investment losses as a result of restructuring the portfolio to shorten duration. During 2022, Diamond State Insurance Company paid a $4.0. million dividend to its parent company, United National Insurance Company. The dividend was equal to 8.6% of beginning surplus.

Risk-Based Capital Regulations

The state insurance departments of Pennsylvania, Indiana, and Virginia require that each domestic insurer report its risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The respective state insurance regulators use the formula as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and generally not as a means to rank insurers. State insurance laws impose broad confidentiality requirements on those engaged in insurance (including insurers, general agencies, brokers and others) and on state insurance departments as to the use and publication of risk-based capital data. The respective state insurance regulators have explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain company action level risk-based capital levels.

Based on the standards currently adopted, the insurance companies reported in their 2022 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements. See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

Statutory accounting practices established by the NAIC and adopted in part by the Pennsylvania, Indiana, and Virginia regulators determine, among other things, the amount of statutory surplus and statutory net income (loss) of the insurance companies and thus determine, in part, the amount of funds these subsidiaries have available to pay dividends.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 22 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company’s insurance companies could pay as dividends in 2023.

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

Risks Related to the Company’s Business

Restructuring of insurance operations may not yield the expected benefits.

The ability to execute the Company’s restructuring initiative is subject to significant challenges, uncertainties, and risks. The restructuring initiative may not produce the anticipated benefits and may result in unintended consequences which could have a material adverse impact on the Company’s financial condition and results of operations. The restructuring initiative could result in an unexpected loss of key personnel. This could have a material adverse impact on the Company’s business due to the loss of skill, knowledge of the Company’s product offerings, years of industry experience, and in some cases, the difficulty of promptly finding qualified replacement personnel. In addition, the restructuring could harm the Company’s relationships with its agents or it may not be able to execute its strategies as efficiently as before the restructuring.

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
•
risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions or other conditions included in policies that would otherwise preclude coverage;
•
alternative working arrangements, including colleagues working remotely, which could negatively impact the Company’s business; and
•
significant volatility in financial markets affecting the market value and liquidity of the Company’s investment portfolio.

COVID-19 continues to evolve. The extent to which COVID-19 impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted with confidence, including:

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

A decline in rating for any of the Company’s insurance subsidiaries could adversely affect its position in the insurance market; making it more difficult to market its insurance products and cause premiums and earnings to decrease.

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

The Company’s business is dependent upon the secure processing, storage, and transmission of information over computer networks using applications, systems and other technologies. The business depends on effective information security and systems to perform accounting, policy administration, claims, underwriting, actuarial and all aspects of day-to-day operations necessary to service the Company’s customers and agents, to value the Company’s investments and to timely and accurately report the Company’s financial results.

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

Investment Related Risks

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

The Company has investments in limited partnerships which are not liquid. For several limited partnership investments, the Company does not have the contractual option to redeem its interests but receives distributions based on the liquidation of the underlying assets. For one limited partnership investment, up to one third of the partnership can be redeemed upon 90 days notice each June 30th or December 31st. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market values of the limited partnerships decline. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 6 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2022 and 2021.

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

See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2022 and 2021.

Since the Company depends on wholesale general agent and wholesale broker offices as well as other insurance companies and reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company’s Commercial Specialty products are distributed through approximately 360 wholesale general agent and wholesale broker offices that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by one or more of these wholesale general agent and wholesale broker offices as well as other insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

The Company competes with a large number of other companies in its selected lines of business. The Company competes, and will continue to compete, with major U.S. and non-U.S. insurers and other regional companies, as well as mutual companies, specialty insurance companies, reinsurance companies, underwriting agencies and diversified financial services companies. The Company’s competitors include, among others: American International Group, Argo Group International Holdings, Ltd., Ategrity Specialty Holdings LLC, Atlantic Casualty Insurance Company, Berkshire Hathaway, Canopius US Insurance, Inc., CapSpecialty Insurance Group, Everest Re Group, Ltd., Great American Insurance Group, Hallmark Financial Services, Inc., HCC Insurance Holdings, Inc., IFG Companies, James River Group Holdings, Kinsale Capital Group, Inc., Markel Corporation, Nationwide Insurance, RLI Corporation, RSUI Group, Selective Insurance Group, Inc., The Hartford, The Travelers Companies, Inc., Westchester Surplus Lines Insurance Co, and W.R. Berkley Corporation. Some of the Company’s competitors have greater financial and marketing resources than the Company does. The Company’s profitability could be adversely affected if it loses business to competitors offering similar products at or below the Company’s prices.

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

Global Indemnity Group, LLC is a holding company and, as such, has no substantial operations of its own. Global Indemnity Group, LLC’s assets primarily consist of cash, an investment portfolio, and ownership of the shares of its direct and indirect subsidiaries. Investment income generated by its investment portfolio as well as dividends and other permitted distributions from insurance subsidiaries are expected to be Global Indemnity Group, LLC's sole source of funds to meet ongoing cash requirements, including debt service payments, if any, and other expenses.

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

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations. Also, see Note 22 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2023.

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

Fox Paine Capital Fund II International L.P. (the “Fox Paine Fund”), an investment fund managed by Fox Paine & Company, LLC, together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) beneficially own shares representing approximately 83.2% of Global Indemnity Group, LLC’s total voting power. The percentage of Global Indemnity Group, LLC’s total voting power that the Fox Paine Entities may exercise is greater than the percentage of Global Indemnity Group, LLC’s total shares that the Fox Paine Entities beneficially own because the Fox Paine Entities beneficially own all of Global Indemnity Group, LLC’s class B common shares, which are entitled to ten votes per share as opposed to class A common shares, which are entitled to one vote per share. The class A common shares and the class B common shares generally vote together as a single class on matters presented to Global Indemnity Group, LLC’s shareholders. As a result, the Fox Paine Entities have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

Subject to certain exceptions, the Fox Paine Entities may also be able to prevent or cause (either by way of a sale of their own stake or by approving the merger or sale of Global Indemnity Group, LLC as a whole) a change of control of Global Indemnity Group, LLC. The Fox Paine Entities’ control over Global Indemnity Group, LLC, and the Fox Paine Entities’ ability in certain circumstances to prevent or cause a change of control of Global Indemnity Group, LLC, may delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of Global Indemnity Group, LLC’s class A common shares could be adversely affected.

In addition, Global Indemnity Group, LLC has agreed to pay Fox Paine & Company, LLC an annual management fee which is adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The current fee charged in 2022 was $3.0 million. Global Indemnity Group, LLC has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates. Global

Indemnity Group, LLC has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. These management services arrangements may make a change of control transaction for Global Indemnity Group, LLC less attractive to a potential acquiror and may affect any economic allocation of proceeds that a potential acquiror may pay in any such transaction as between the Fox Paine Entities and the holders of class A common shares. The Fox Paine Entities may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with Global Indemnity Group, LLC or its subsidiaries. The Fox Paine Entities are not obligated to advise Global Indemnity Group, LLC of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with Global Indemnity Group, LLC or its subsidiaries.

Global Indemnity Group, LLC’s controlling shareholder has the right to appoint a certain number of the members of the Board of Directors proportionate to such shareholder’s ownership in Global Indemnity Group, LLC and also otherwise controls the election of Directors due to its share ownership.

While the Fox Paine Entities have the right under the terms of the LLCA to appoint a certain number of directors of the Board of Directors, equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities for so long as the Fox Paine Entities beneficially own (i) a majority of the outstanding class B common shares and (ii) shares representing, in the aggregate, at least 25% or more of the voting power in Global Indemnity Group, LLC, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Board of Directors currently consists of six directors, all of whom were either identified and proposed for consideration for the Board of Directors by the Fox Paine Entities or appointed by the Fox Paine Entities.

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

The Company's share repurchase program may affect or increase the volatility of the price of its class A common shares.

Since October 2022 and through March 15, 2023, Global Indemnity Group, LLC repurchased and retired an aggregate of 1,157,082 shares of its class A common shares in the open market and in privately negotiated transactions at an aggregate price of $28.4 million or an average of $24.54 per share. As of such date, under its share repurchase program (which was increased by its Board of Directors to $60.0 million in January 2023), Global Indemnity Group, LLC had a remaining authorization to purchase up to an additional $31.6 million of its class A common shares. Although Global Indemnity Group, LLC’s Board of Directors has determined that the repurchase program is in the best interests of its shareholders, the repurchases expose the Company to risks including:

•
the use of a substantial portion of the Company’s cash reserves, which may reduce its ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to its shareholders;
•
the risk that the Company may not be able to replenish its cash reserves by raising debt or equity financing in the future on terms acceptable to the Company, or at all; and
•
the risk that these repurchases have reduced the Company’s “public float,” which is the number of Global Indemnity Group, LLC shares owned by non-affiliate shareholders and available for trading in the securities markets, and likely reduced the number of its shareholders, which may reduce the volume of trading in Global Indemnity Group, LLC shares and may result in lower share prices and reduced liquidity in the trading of Global Indemnity Group, LLC shares.

The existence of a share repurchase program may cause the Company's class A share price to be higher than it would be in the absence of the program. In addition, the program may be suspended or discontinued at any time, which could cause the market price of the Company's class A common shares to decline.

Risks Related to Taxation

Legislative and regulatory action by the U.S. Congress or other tax authorities in the jurisdictions in which we operate could materially and adversely affect the Company.

The Company’s tax position could be adversely impacted by changes in tax laws or tax regulations or the interpretation or enforcement thereof. Legislative action may be taken by the U.S. Congress or other tax authorities in the jurisdictions in which we operate which, if ultimately enacted, could, among other things, adversely affect the Company’s effective tax rate and cash tax position.

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

Under current law, so long as Global Indemnity Group, LLC is not required to register as an investment company under the Investment Company Act and 90% of Global Indemnity Group, LLC’s gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, Global Indemnity Group, LLC currently expects that it has been and will continue to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Holders of Global Indemnity Group, LLC’s common shares may be subject to U.S. federal, state and local taxation on their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and credit, for each of Global Indemnity Group, LLC’s taxable years ending with or within their taxable year, regardless of whether they receive any cash distributions from Global Indemnity Group, LLC. Such holders may not receive cash distributions equal to their allocable share of Global Indemnity Group, LLC’s net taxable income or even the tax liability that results from that income. Accordingly, such holders may be required to make tax payments in connection with their ownership of Global Indemnity Group, LLC’s common shares that significantly exceed cash distributions received by them in any specific year. Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

There can be no assurance that amounts paid as distributions on Global Indemnity Group, LLC’s common shares will be sufficient to cover the tax liability arising from ownership of the common shares.

Any distributions paid on Global Indemnity Group, LLC’s common shares will not take into account a holder’s particular tax situation and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon such holder’s share of Global Indemnity Group, LLC’s net taxable income. In addition, the actual amount and timing of distributions will always be subject to the discretion of Global Indemnity Group, LLC’s board of directors. Even if Global Indemnity Group, LLC does not distribute cash in an amount that is sufficient to fund a holder’s tax liabilities, such holder will still be required to pay income taxes on their share of Global Indemnity Group, LLC’s taxable income.

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

Although Global Indemnity Group, LLC believes that it has met in previous taxable years, and intends to manage its affairs so that it will continue to meet in the current and subsequent taxable years, the 90% test described above in each taxable year, no assurance can be given as to the types of income that will be earned in any given year. Global Indemnity Group, LLC may not meet these requirements or Global Indemnity Group, LLC may determine it is prudent to change Global Indemnity Group, LLC’s structure. In either case, Global Indemnity Group, LLC may be treated as a corporation for U.S. federal income tax purposes in the future. Global Indemnity Group, LLC has not requested, and does not plan to request, a ruling from the Internal Revenue Service (the “IRS”) on its treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting the taxation of Global Indemnity Group, LLC and its subsidiaries.

Global Indemnity Group, LLC’s interests in certain businesses are held through entities that are treated as corporations for U.S. federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of an investment in Global Indemnity Group, LLC.

In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, Global Indemnity Group, LLC currently holds interests in certain businesses through entities that are treated as corporations for U.S. federal income tax purposes, including, in particular, each of Global Indemnity Group, LLC’s insurance company subsidiaries. Each such corporation could be liable for significant U.S. federal income taxes and applicable state, local and other taxes, which could adversely affect the value of an investment in Global Indemnity Group, LLC. Furthermore, it is possible that the IRS or other tax authority could challenge the manner in which such corporation’s taxable income is computed by the Company.

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

The Internal Revenue Code provides that items of partnership income and deductions must be allocated between transferors and transferees of Global Indemnity Group, LLC’s common shares. Because Global Indemnity Group, LLC cannot match transferors and transferees of Global Indemnity Group, LLC’s common shares, Global Indemnity Group, LLC will apply certain assumptions and conventions in an attempt to comply with applicable tax rules and to report income, gain, loss, deduction and credit to holders in a manner that reflects such holders’ beneficial shares of Global Indemnity Group, LLC’s items. These conventions are designed to more closely align the receipt of cash and the allocation of income between holders of Global Indemnity Group, LLC’s common shares, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. In addition, as a result of such allocation method, holders may be allocated income even if they do not receive any distributions.

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

Moreover, UBTI also includes income attributable to debt-financed property, and Global Indemnity Group, LLC is not prohibited from incurring debt to finance its investments, including investments in subsidiaries. Furthermore, Global Indemnity Group, LLC is not prohibited from being (or causing a subsidiary to be) a guarantor of loans made to a subsidiary. If Global Indemnity Group, LLC (or certain of Global Indemnity Group, LLC’s subsidiaries) were treated as the borrower for U.S. tax purposes on account of such guarantees, some or all of Global Indemnity Group, LLC’s investments could be considered debt-financed property. The potential for income to be characterized as UBTI could make Global Indemnity Group, LLC’s common shares an unsuitable investment for a tax-exempt entity. Tax-exempt shareholders are urged to consult their own tax advisors regarding the tax consequences of an investment in Global Indemnity Group, LLC’s common shares.

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

Holders of Global Indemnity Group, LLC’s common shares are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gain, loss, deduction and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with their taxable year, regardless of whether they received cash distributions. As a publicly traded partnership, Global Indemnity Group, LLC’s operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, for each year will be reported on IRS Schedules K-1 (and, if applicable, Schedules K-2 and K-3). Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and certain foreign jurisdictions and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC. Global Indemnity Group, LLC intends to furnish holders of the common shares, as soon as reasonably practicable after the close of each calendar year, with tax information (including IRS Schedules K-1), which describes their allocable share of gross ordinary income for Global Indemnity Group, LLC’s preceding taxable year. However, it may require longer than 90 days after the end of Global Indemnity Group, LLC’s calendar year to obtain the requisite information so that IRS Schedules K-1 (and, if applicable, Schedules K-2 and K-3) may be prepared by Global Indemnity Group, LLC. Consequently, holders of Global Indemnity Group, LLC’s common shares who are U.S. taxpayers may need to file annually with the IRS (and certain states) a request for an extension past the April 15 or the otherwise applicable due date of their income tax return for the taxable year.

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

The Company’s success depends upon its ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement the Company’s business strategy. The Company believes there are a limited number of available, qualified executives in the business lines in which it competes. The success of the Company’s initiatives and future performance depend, in significant part, upon the continued service of the senior management team and transitions of senior management when new members come on and/or existing members leave. The future loss of any of the services of members of the Company’s senior management team or the inability to attract and retain other talented personnel could impede the further implementation of the Company’s business strategy, which could have a material adverse effect on its business. In addition, the Company does not currently maintain key man life insurance policies with respect to any of its employees.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2022, office space leased in Bala Cynwyd, Pennsylvania, holds the Commercial Specialty segment’s principal executive offices and headquarters.

A decision has been made for employees who do not work at the Bala Cynwyd, Pennsylvania office to work remotely. The Company intends to execute early lease termination clauses in Scottsdale, Arizona, Omaha, Nebraska, and Cavan, Ireland. As a result, the lease liability on the Company's consolidated balance sheet at December 31, 2022 include $4.6 million which represents the present value of expected lease costs through the early termination date.

The Company believes the Bala Cynwyd, Pennsylvania location is suitable and adequate to meet its needs. Additionally, a number of the Company’s personnel work remotely and almost all of the Company’s personnel have the ability to work remotely.

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

As of December 31, 2022, Global Indemnity Group, LLC’s class A common shares were held by approximately 150 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2022.

See Note 19 to the consolidated financial statements in Item 8 of Part II of this report for information regarding securities authorized under Global Indemnity Group, LLC’s equity compensation plans.

Performance of Global Indemnity Group, LLC’s Class A Common Shares

The following graph represents a five-year comparison of the cumulative total return to shareholders for the Company’s class A common shares and stock of companies included in the NASDAQ Insurance Index and NASDAQ Composite Index.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
GBLI	$100.0	$86.2	$70.5	$68.0	$59.8	$55.5
NASDAQ Insurance Index	100.0	91.5	115.9	117.0	132.5	135.1
NASDAQ Composite Index	100.0	96.1	130.0	186.7	226.6	151.6

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2022.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan. During 2022, Global Indemnity Group, LLC purchased an aggregate 15,954 of surrendered class A common shares from employees for $0.4 million. All shares purchased from employees are held as treasury stock and recorded at cost until formally retired.

On October 21, 2022, GBLI announced that it would commence a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

Under the repurchase program, the Company repurchased 907,082 shares from third parties for an aggregate amount of $21.9 million, or $24.17 per share through December 31, 2022. Of these shares repurchased and held in treasury, one of the Directors of Global Indemnity Group, LLC purchased 138,151 shares in December 31, 2022. As a result of these transactions, book value per share increased by $1.09 per share.

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

See Note 16 of the consolidated financial statements in Item 8 of Part II of this report for dividends / distributions declared during the years ended December 31, 2022, 2021, and 2020.

Global Indemnity Group, LLC is a holding company and has no direct operations. The ability of Global Indemnity to pay distributions is subject to Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement (the “LLCA”), and depends, in part, on the ability of its subsidiaries to pay dividends. The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 22 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2022. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Recent Developments

Restructuring

The Company is restructuring its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company is exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. To support growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively. The restructuring plan was initiated in the fourth quarter of 2022 and is expected to be completed in the first quarter of 2023. The Company incurred restructuring charges of $3.4 million in the fourth quarter of 2022 and $2.1 million in the first quarter of 2023 for a total of $5.5 million. The Company anticipates recurring annual expense savings of $16.0 million beginning in 2023.

Professional Liability, Excess Casualty, Environmental, and Middle Market Property will be reported in the Exited Lines Segment. Any information technology initiatives related to business lines within Exited Lines have been discontinued.

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company.

On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company retained the unearned premium reserves for business written prior to August 8, 2022. Everett Cash Mutual Insurance Company also acquired the Company’s wholly-owned subsidiary, American Reliable Insurance Company, on December 31, 2022 for an amount equal to book value, which was $10.0 million, at the time of closing.

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

Board of Directors

Effective October 21, 2022, Jason B. Hurwitz rejoined Global Indemnity Group, LLC’s Board of Directors. Mr. Hurwitz had previously served on Global Indemnity Group, LLC's Board from September 2017 to January 2022. Mr. Hurwitz is a partner with Osier Capital LLC, an investment firm focused on insurance and other long-term investments. As a principal and advisor during his career, Mr. Hurwitz completed 28 corporate acquisitions or divestitures totaling over $5 billion and served on the Boards of Directors of eight of these companies. Mr. Hurwitz joined Global Indemnity Group, LLC's Audit Committee.

Effective November 1, 2022, Gary Tolman joined the Board of Directors of Global Indemnity Group, LLC pursuant to the Class B Majority Shareholder’s rights under Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement. Mr. Tolman has over 45 years of experience in the property and casualty insurance and reinsurance industry. He was the chief executive officer and co-founder of Noblr, Inc. and previously served as the chief executive officer and president of Esurance Holdings, Inc. He also served as the chairman of Answer Financial, Inc. and president and treasurer of Talegen Holdings, Inc. Mr. Tolman spent 15 years at the Fireman’s Fund Insurance Company, ultimately serving as senior vice president. He previously served on the board of directors of the White Mountains Insurance Group, Ltd. (NYSE: WTM). Mr. Tolman is a member of the Audit Committee.

On November 1, 2022, James R. Holt, Jr. resigned from Global Indemnity Group, LLC's Board of Directors by providing notice to Global Indemnity Group, LLC. Mr. Holt’s decision to resign was due to the time demands presented by his primary commercial activities.

Effective December 16, 2022, Fred Donner joined the Board of Directors of Global Indemnity Group, LLC pursuant to the Class B Majority Shareholder’s rights under GBLI’s Second Amended and Restated Limited Liability Company Agreement. Mr. Donner served as the Audit Committee chair and a member of the Risk & Capital Committee of the Board of Directors of Argo Group International Holdings Ltd. (NYSE:ARGO). Mr. Donner has nearly 40 years of insurance industry experience. He previously served as the former Executive Vice President, Enterprise Risk Management for Travelers Insurance Co. (“Travelers”) (NYSE: TRV) and Chief Financial Officer for its Business and International Insurance segment from 2014 until his retirement in 2017. Prior to that, Mr. Donner was Traveler’s Senior Vice President and Chief Financial Officer of its Personal Lines Insurance segment and then the Chief Financial Officer and Chief Operating Officer of its Business Insurance segment. Prior thereto, Mr. Donner served as Executive Vice President and Chief Financial Officer of RenaissanceRe Ltd. (NYSE: RNR), Bermuda-based international reinsurance company. Prior to that, Mr. Donner served as the National Partner-in-Charge of KPMG’s Insurance Practice. Mr. Donner will serve on the Audit Committee and chair the Nomination, Compensation, and Governance Committee and the Enterprise Risk Management Committee.

Stock Repurchase

On October 21, 2022, GBLI announced that it would commence a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

Through March 15, 2023, the Company repurchased 1,157,082 shares from third parties under this program for an aggregate amount of $28.4 million, or $24.54 per share. As a result of these transactions, book value per share increased by $1.44 per share.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022, June 20, 2022, October 4, 2022, and December 23, 2022. Distributions paid to common shareholders were $14.4 million during the year ended December 31, 2022. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2022.

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

Redemption of Debt

On April 15, 2022, the Company redeemed the entire $130 million in aggregate principal amount of the outstanding 7.875% Subordinated Notes due 2047 ("2047 Notes") plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022. As a result of this redemption, the Company no longer has any outstanding debt with third parties.

Overview

The Company operates and manages its business through three business segments: Commercial Specialty, Reinsurance Operations, and Exited Lines.

The Company’s Commercial Specialty products are distributed through approximately 360 wholesale general agent and wholesale broker offices. The Company’s wholesale general agents have limited quoting and binding authority. Commercial Specialty operates predominantly in the excess and surplus lines marketplace. Commercial Specialty offers specialty property and casualty products designed for GBLI's Wholesale Commercial and InsurTech product offerings.

The Company’s Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds. Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance. In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries. To support growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

The Company’s Exited Lines segment represents lines of business that are no longer being written or are in runoff. Exited Lines includes specialty personal lines property and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, certain homeowners business, property brokerage, property and catastrophe reinsurance treaties, several smaller casualty lines, and the farm, ranch and equine business. These insurance products were distributed through wholesale general agents, wholesale brokers, and retail agents.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates, the Company’s actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a "reserve category" level. A reserve category can be a line of business such as commercial automobile liability, or it can be a particular type of claim such as construction defect. The reserves within a reserve category level are characterized as long-tail or short-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, commercial automobile liability, and excess and umbrella. Short-tail exposures include property, commercial automobile physical damage, and equine mortality. The Company also reviews assumed reinsurance segments each quarter by treaty and treaty year which is comprised primarily of long-tailed business. To manage its Insurance Operations, the Company's insurance products target specific, defined groups of insureds with customized coverage to meet their needs. The primary business divisions include Wholesale Commercial and InsurTech. For further discussion about the Company’s business divisions, see “General – Business Segments – Insurance Operations” in Item 1 of Part I of this report. Each of the Company’s business divisions contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. Management is responsible for the final determination of loss reserve selections.

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
•
Bornhuetter-Ferguson method using premiums and incurred loss; and
•
Average Loss method.
The Paid Development method estimates ultimate losses by reviewing paid loss patterns and applying them to accident years with further expected changes in paid loss. Selection of the paid loss pattern requires analysis of several factors including the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, the impact of large claim payments, and other factors. Claim cost inflation requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors. Because this method assumes that losses are paid at a consistent rate, changes in any of these factors can impact the results. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

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

The Average Loss method multiplies a projected number of ultimate incurred claims by an estimated ultimate average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively. In addition, this method can more directly account for changes in coverage that impact the number and size of claims. However, this method can be difficult to apply to situations where very large claims or a substantial number of unusual claims result in volatile average claim sizes. Projecting the ultimate number of claims requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes, and other factors. Estimating the ultimate average loss requires analysis of the impact of large losses and claim cost trends based on changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, and other factors.

For many reserve categories, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company’s actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the Company's actuaries may assign additional weight to the Paid Development method. For most of the Company’s reserve categories, even the case incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company's actuaries will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because the Company’s history includes a sufficient number of accident years to cover the entire period over which paid and incurred losses are expected to change. However, the Company's actuaries may also assign weights to the Expected Loss Ratio, Bornhuetter-Ferguson, and Average Loss methods for short-tail exposures when developing estimates of ultimate losses.

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

For other more complex reserve categories where the above methods may not produce reliable indications, the Company's actuaries uses additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defect and A&E claims.

For construction defect losses, the Company’s actuaries organize losses by the year in which they were reported to develop an IBNR provision for development on known cases. To estimate losses from claims that have occurred but have not yet been reported to the Company ("pure IBNR"), various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported. This process requires analysis of several factors including the rate at which policyholders report claims to the Company, the impact of judicial decisions, the impact of underwriting changes, and other factors. An estimated average claim size is determined from past experience and applied to the estimated number of unreported claims to estimate reserves for these claims.

Establishing reserves for A&E and other mass tort claims involves considerably more judgment than other types of claims due to factors including, but not limited to, inconsistent court decisions, bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies. The Company continues to closely monitor its asbestos exposure and make adjustments where they are warranted.

Reserve analyses performed by the Company’s internal and external actuaries result in actuarial point estimates. The results of the detailed reserve reviews were summarized and discussed with the Company’s senior management to determine management's best estimate of reserves. Management considered many factors in making this decision. The factors included, but were not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company’s pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

Management’s best estimate at December 31, 2022 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $832.4 million and $759.4 million, respectively, as of December 31, 2022. A breakout of the Company’s gross and net reserves as of December 31, 2022 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$169,316	$328,786	$498,102
Reinsurance Operations	9,419	170,784	180,203
Exited Lines	72,338	81,761	154,099
Total	$251,073	$581,331	$832,404

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$148,901	$298,019	$446,920
Reinsurance Operations	9,419	170,784	180,203
Exited Lines	55,783	76,477	132,260
Total	$214,103	$545,280	$759,383

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

The Company regularly reviews these estimates and, based on new developments and information, includes adjustments of the estimated ultimate liability in the operating results for the periods in which the adjustments are made. The establishment of losses and loss adjustment expense reserves makes no provision for the possible broadening of coverage by legislative action or judicial interpretation, or the emergence of new types of losses not sufficiently represented in the Company’s historical experience or that cannot yet be quantified or estimated. The Company regularly analyzes its reserves and reviews reserving methodologies so that future adjustments to prior accident year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be higher or lower than previously indicated. Changes in estimates for losses and loss adjustment expense reserves are recorded in the period that the change in these estimates is made. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for details concerning the changes in the estimate for incurred losses and loss adjustment expenses related to prior accident years.

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates provided by its actuaries and other relevant information. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR. IBNR calculated as such includes a provision for IBNER, or development on known cases as well as a provision for pure IBNR, or claims that have occurred but have not yet been reported to the Company.

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in losses and loss adjustment expense reserves, which could materially affect results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, but are not limited to, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, but are not limited to, changes in policy limits and deductibles, rate of inflation, and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $367.3 million for claims occurring during the year ended December 31, 2022:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	$(53,258)	$(35,812)	$(18,365)	$(918)	$16,528
	-3%	(46,647)	(28,833)	(11,019)	6,795	24,609
	-2%	(43,341)	(25,344)	(7,346)	10,652	28,649
	-1%	(40,036)	(21,854)	(3,673)	14,508	32,690
	0%	(36,730)	(18,365)	—	18,365	36,730
	1%	(33,424)	(14,876)	3,673	22,222	40,770
	2%	(30,119)	(11,386)	7,346	26,078	44,810
	3%	(26,813)	(7,897)	11,019	29,935	48,851
	5%	(20,201)	(918)	18,365	37,648	56,931

The Company’s net reserves for losses and loss adjustment expenses of $759.4 million as of December 31, 2022 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 11 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2022 and 2021. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2022, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded. Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense. Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. See Note 6 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2022 and 2021.

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

As of December 31, 2022, the Company had a deferred tax asset of approximately $10.6 million related to net unrealized losses on a fixed maturity available for sale securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategies and concluded that unrealized losses were caused by factors other than credit loss, and the Company have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

There are no valuation allowances as of December 31, 2022 and 2021. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages its business through two ongoing business segments: Commercial Specialty and Reinsurance Operations. The Commercial Specialty segment comprises the Company’s Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC. Prior to the redomestication, the Company’s Reinsurance Operations consisted solely of the operations of Global Indemnity Reinsurance. In connection with the redomestication, Global Indemnity Reinsurance merged into Penn-Patriot Insurance Company and all of its business was assumed by the Company’s existing insurance company subsidiaries. In addition, the Company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff.

The Company evaluates the performance of these segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

During the fourth quarter of 2022, the Company decided to restructure its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company will be exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. In the fourth quarter of 2022, the Company also decided it will reduce writings within its Reinsurance Operations segment. Based on the decisions to exit or downsize these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as a product offering in the Commercial Specialty segment for purpose of reviewing results and allocating resources. Several smaller reinsurance treaties have also been reclassified from Reinsurance to Commercial Specialty. The Reinsurance Operations segment writes casualty treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the years ended December 31, 2021 and 2020 have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Gross written premiums	$727,603	$682,122	6.7%	$682,122	$606,603	12.4%
Net written premiums	$591,331	$580,068	1.9%	$580,068	$548,167	5.8%

Net earned premiums	$602,471	$595,610	1.2%	$595,610	$567,699	4.9%
Other income	1,462	1,815	(19.4%)	1,815	2,038	(10.9%)
Total revenues	603,933	597,425	1.1%	597,425	569,737	4.9%
Losses and expenses:
Net losses and loss adjustment expenses	359,228	384,964	(6.7%)	384,964	336,201	14.5%
Acquisition costs and other underwriting expenses	236,381	222,841	6.1%	222,841	215,607	3.4%
Underwriting income (loss)	8,324	(10,380)	(180.2%)	(10,380)	17,929	(157.9%)
Net investment income	27,627	37,020	(25.4%)	37,020	28,392	30.4%
Net realized investment gains (losses)	(32,929)	15,887	NM	15,887	(14,662)	(208.4%)
Other income	29,903	27,936	7.0%	27,936	80	NM
Corporate and other operating expenses	(24,421)	(27,179)	(10.1%)	(27,179)	(41,998)	(35.3%)
Interest expense	(3,004)	(10,481)	(71.3%)	(10,481)	(15,792)	(33.6%)
Loss on extinguishment of debt	(3,529)	—	NM	—	(3,060)	NM
Income (loss) before income taxes	1,971	32,803	(94.0%)	32,803	(29,111)	(212.7%)
Income tax (expense) benefit	(2,821)	(3,449)	(18.2%)	(3,449)	8,105	(142.6%)
Net income (loss)	$(850)	$29,354	(102.9%)	$29,354	$(21,006)	(239.7%)
Underwriting Ratios:
Loss ratio (1)	59.6%	64.7%		64.7%	59.2%
Expense ratio (2)	39.2%	37.4%		37.4%	38.0%
Combined ratio (3)	98.8%	102.1%		102.1%	97.2%

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

Selected Financial Data by Business Segment

The following table summarizes selected financial data by business segment.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Gross written premiums (1)
Commercial Specialty	$401,025	$373,552	$310,354	$280,472	$221,869
Reinsurance Operations (3)	158,711	103,690	55,616	34,837	6,915
Continuing Lines	559,736	477,242	365,970	315,309	228,784
Exited Lines	167,867	204,880	240,633	321,552	319,113
Total gross written premiums	$727,603	$682,122	$606,603	$636,861	$547,897
Ceded premiums written
Commercial Specialty	$17,343	$20,447	$21,609	$19,998	$15,873
Reinsurance Operations (3)	—	—	—	—	—
Continuing Lines	17,343	20,447	21,609	19,998	15,873
Exited Lines	118,929	81,607	36,827	54,774	59,477
Total ceded premiums written	$136,272	$102,054	$58,436	$74,772	$75,350
Net written premiums (2)
Commercial Specialty	$383,682	$353,105	$288,745	$260,474	$205,996
Reinsurance Operations (3)	158,711	103,690	55,616	34,837	6,915
Continuing Lines	542,393	456,795	344,361	295,311	212,911
Exited Lines	48,938	123,273	203,806	266,778	259,636
Total net written premiums	$591,331	$580,068	$548,167	$562,089	$472,547
Net earned premiums
Commercial Specialty	$377,953	$331,503	$277,892	$234,064	$197,085
Reinsurance Operations (3)	141,287	76,663	46,105	19,154	6,172
Continuing Lines	519,240	408,166	323,997	253,218	203,257
Exited Lines	83,231	187,444	243,702	272,044	264,518
Total net earned premiums	$602,471	$595,610	$567,699	$525,262	$467,775
Underwriting income (loss)
Commercial Specialty	$12,122	$9,478	$35,712	$41,718	$14,163
Reinsurance Operations (3)	4,099	1,806	1,430	3,061	(490)
Continuing Lines	16,221	11,284	37,142	44,779	13,673
Exited Lines	(7,897)	(21,664)	(19,213)	(1,506)	(69,577)
Total underwriting income (loss)	$8,324	$(10,380)	$17,929	$43,273	$(55,904)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)
Net written premiums equal gross written premiums less ceded premiums written.
(3)
External business only, excluding business assumed from affiliates.

	Years Ended December 31,
Loss ratio	2022	2021	2020	2019	2018
Commercial Specialty	59.6%	61.0%	50.5%	41.4%	51.9%
Reinsurance Operations	60.4%	62.7%	62.3%	56.8%	90.3%
Continuing Lines	59.9%	61.3%	52.2%	42.5%	53.0%
Exited Lines	58.2%	71.9%	68.6%	61.6%	85.8%
Total loss ratio	59.6%	64.7%	59.2%	52.5%	71.5%
Expense ratio
Commercial Specialty	37.4%	36.5%	36.9%	41.2%	41.3%
Reinsurance Operations	36.6%	34.8%	35.0%	26.5%	14.2%
Continuing Lines	37.2%	36.2%	36.7%	40.1%	40.5%
Exited Lines	51.9%	40.2%	39.7%	39.3%	41.0%
Total expense ratio	39.2%	37.4%	38.0%	39.7%	40.8%
Combined ratio
Commercial Specialty	97.0%	97.5%	87.4%	82.6%	93.2%
Reinsurance Operations	97.0%	97.5%	97.3%	83.3%	104.5%
Continuing Lines	97.1%	97.5%	88.9%	82.6%	93.5%
Exited Lines	110.1%	112.1%	108.3%	100.9%	126.8%
Total combined ratio	98.8%	102.1%	97.2%	92.2%	112.3%

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Gross written premiums (1)
Commercial Specialty	$401,025	$373,552	7.4%	$373,552	$310,354	20.4%
Reinsurance Operations (3)	158,711	103,690	53.1%	103,690	55,616	86.4%
Continuing Lines	559,736	477,242	17.3%	477,242	365,970	30.4%
Exited Lines	167,867	204,880	(18.1%)	204,880	240,633	(14.9%)
Total gross written premiums	$727,603	$682,122	6.7%	$682,122	$606,603	12.4%
Ceded premiums written
Commercial Specialty	$17,343	$20,447	(15.2%)	$20,447	$21,609	(5.4%)
Reinsurance Operations (3)	—	—	—	—	—	—
Continuing Lines	17,343	20,447	(15.2%)	20,447	21,609	(5.4%)
Exited Lines	118,929	81,607	45.7%	81,607	36,827	121.6%
Total ceded premiums written	$136,272	$102,054	33.5%	$102,054	$58,436	74.6%
Net written premiums (2)
Commercial Specialty	$383,682	$353,105	8.7%	$353,105	$288,745	22.3%
Reinsurance Operations (3)	158,711	103,690	53.1%	103,690	55,616	86.4%
Continuing Lines	542,393	456,795	18.7%	456,795	344,361	32.7%
Exited Lines	48,938	123,273	(60.3%)	123,273	203,806	(39.5%)
Total net written premiums	$591,331	$580,068	1.9%	$580,068	$548,167	5.8%
Net earned premiums
Commercial Specialty	$377,953	$331,503	14.0%	$331,503	$277,892	19.3%
Reinsurance Operations (3)	141,287	76,663	84.3%	76,663	46,105	66.3%
Continuing Lines	519,240	408,166	27.2%	408,166	323,997	26.0%
Exited Lines	83,231	187,444	(55.6%)	187,444	243,702	(23.1%)
Total net earned premiums	$602,471	$595,610	1.2%	$595,610	$567,699	4.9%

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)
Net written premiums equal gross written premiums less ceded premiums written.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums increased by 6.7% for year ended December 31, 2022 as compared to 2021. The increase in gross written premiums is mainly due to the continued growth of existing wholesale agent relationships and increased pricing from both rate and exposure growth within Commercial Specialty and the organic growth of existing casualty treaties within Reinsurance Operations. This increase was partially offset by actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business as well as a reduction in premiums within Exited Lines.

Gross written premiums increased by 12.4% for year ended December 31, 2021 as compared to 2020. The increase in gross written premiums is mainly due to the continued growth from existing wholesale agent relationships, increased pricing, and several new wholesale agent relationships within Commercial Specialty as well as the organic growth of an existing casualty treaty within Reinsurance Operations. This growth in premiums was partially offset by the reduction of premiums within Exited Lines due to reducing catastrophe exposed business, reduction in business not providing an adequate return on capital, and the non-renewal of the Company’s property catastrophe treaties.

To support growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Commercial Specialty	95.7%	94.5%	1.2	94.5%	93.0%	1.5
Reinsurance	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	96.9%	95.7%	1.2	95.7%	94.1%	1.6
Exited Lines	29.2%	60.2%	(31.0)	60.2%	84.7%	(24.5)
Total	81.3%	85.0%	(3.7)	85.0%	90.4%	(5.4)

The net premium retention for the year ended December 31, 2022 decreased by 3.7 points as compared to 2021. The reduction in retention is primarily due to all of the Company's manufactured and dwelling homes policies, except for Florida and Louisiana which are in run-off, were ceded to American Family Mutual Insurance Company in 2022 and all policies written with an effective date of August 8, 2022 and later within the Company's Farm, Ranch & Stable business were ceded to Everett Cash Mutual Insurance Company. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

The net premium retention for the year ended December 31, 2021 decreased by 5.4 points as compared to 2020. This decrease is primarily due to ceding the majority of the manufactured home and dwelling policies that were in force on November 30, 2021.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment increased by 14.0% for the year ended December 31, 2022 as compared to the same period in 2021. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents and pricing increases. Property net earned premiums were $143.1 million and $139.6 million for the years ended December 31, 2022 and 2021, respectively. Casualty net earned premiums were $234.9 million and $191.9 million for the years ended December 31, 2022 and 2021, respectively.

Net earned premiums within the Commercial Specialty segment increased by 19.3% for the year ended December 31, 2021 as compared to the same period in 2020. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents, pricing increases, and several new wholesale agent relationships. Property net earned premiums were $139.6 million and $122.9 million for the years ended December 31, 2021 and 2020, respectively. Casualty net earned premiums were $191.9 million and $155.0 million for the years ended December 31, 2021 and 2020, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 84.3% for the year ended December 31, 2022 as compared to the same period in 2021 primarily due to organic growth of existing casualty treaties. Casualty net earned premiums were $141.3 million and $76.7 million for the years ended December 31, 2022 and 2021, respectively. There was no property net earned premiums for the years ended December 31, 2022 and 2021. To support growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

Net earned premiums within the Reinsurance Operations segment increased by 66.3% for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to organic growth of an existing casualty treaty. Casualty net earned premiums were $76.7 million and $46.1 million for the years ended December 31, 2020 and 2019, respectively. There was no property net earned premiums for the years ended December 31, 2021 and 2020.

Net earned premiums within the Exited Lines segment decreased by 55.6% for the year ended December 31, 2022 as compared to the same period in 2021 primarily due to the sale of the renewal rights related to the Company’s manufactured and dwelling homes business on October 26, 2021 and the sale of renewal rights related to the Company's Farm, Ranch & Stable business on August 8, 2022. The decrease in net earned premiums is also due to exiting lines of business unrelated to the company’s continuing businesses. Property net earned premiums were $63.9 million and $163.4 million for the years ended December 31, 2022 and 2021, respectively. Casualty net earned premiums were $19.3 million and $24.1 million for the years ended December 31, 2022 and 2021, respectively.

Net earned premiums within the Exited Lines segment decreased by 23.1% for the year ended December 31, 2021 as compared to the same period in 2020 primarily due to a continued reduction of catastrophe exposed business, a reduction in business not providing an adequate return on capital, and the non-renewal of the Company’s property catastrophe treaties. Property net earned premiums were $163.4 million and $214.9 million for the years ended December 31, 2021 and 2020, respectively. Casualty net earned premiums were $24.1 million and $28.8 million for the years ended December 31, 2021 and 2020, respectively.

Underwriting Results

Commercial Specialty

The components of income from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Gross written premiums	$401,025	$373,552	7.4%	$373,552	$310,354	20.4%
Net written premiums	$383,682	$353,105	8.7%	$353,105	$288,745	22.3%
Net earned premiums	$377,953	$331,503	14.0%	$331,503	$277,892	19.3%
Other income	$1,029	$1,028	0.1%	$1,028	$888	15.8%
Total revenues	378,982	332,531	14.0%	332,531	278,780	19.3%
Losses and expenses:
Net losses and loss adjustment expenses	225,389	202,176	11.5%	202,176	140,388	44.0%
Acquisition costs and other underwriting expenses	141,471	120,877	17.0%	120,877	102,680	17.7%
Underwriting income	$12,122	$9,478	27.9%	$9,478	$35,712	(73.5%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2022	2021	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	60.0%	60.5%	(0.5)	60.5%	59.0%	1.5
Prior accident year	(0.4%)	0.5%	(0.9)	0.5%	(8.5%)	9.0
Calendar year loss ratio	59.6%	61.0%	(1.4)	61.0%	50.5%	10.5
Expense ratio	37.4%	36.5%	0.9	36.5%	36.9%	(0.4)
Combined ratio	97.0%	97.5%	(0.5)	97.5%	87.4%	10.1

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

	Years Ended December 31,
	2022		2021		2020
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$73,054	51.1%	$65,556	47.0%	$53,951	43.9%
Effect of prior accident year	(3,608)	(2.5%)	1,703	1.2%	(1,124)	(0.9%)
Non catastrophe property losses and ratio (2)	$69,446	48.6%	$67,259	48.2%	$52,827	43.0%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$10,979	7.7%	$19,404	13.9%	$23,621	19.2%
Effect of prior accident year	504	0.4%	181	0.1%	1,064	0.9%
Catastrophe losses and ratio (2)	$11,483	8.1%	$19,585	14.0%	$24,685	20.1%
Total property losses and ratio excluding the effect of prior accident year (1)	$84,033	58.8%	$84,960	60.9%	$77,572	63.1%
Effect of prior accident year	(3,104)	(2.1%)	1,884	1.3%	(60)	(0.0%)
Total property losses and ratio (2)	$80,929	56.7%	$86,844	62.2%	$77,512	63.1%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$142,800	60.8%	$115,646	60.3%	$86,305	55.7%
Effect of prior accident year	1,660	0.7%	(314)	(0.2%)	(23,429)	(15.1%)
Total Casualty losses and ratio (2)	$144,460	61.5%	$115,332	60.1%	$62,876	40.6%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$226,833	60.0%	$200,606	60.5%	$163,877	59.0%
Effect of prior accident year	(1,444)	(0.4%)	1,570	0.5%	(23,489)	(8.5%)
Total net losses and loss adjustment expense and total loss ratio (2)	$225,389	59.6%	$202,176	61.0%	$140,388	50.5%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $1.0 million, $1.0 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Property losses
Non-catastrophe	$73,054	$65,556	11.4%	$65,556	$53,951	21.5%
Catastrophe	10,979	19,404	(43.4%)	19,404	23,621	(17.9%)
Property losses	84,033	84,960	(1.1%)	84,960	77,572	9.5%
Casualty losses	142,800	115,646	23.5%	115,646	86,305	34.0%
Total accident year losses	$226,833	$200,606	13.1%	$200,606	$163,877	22.4%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2022	2021	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	51.1%	47.0%	4.1	47.0%	43.9%	3.1
Catastrophe	7.7%	13.9%	(6.2)	13.9%	19.2%	(5.3)
Property loss ratio	58.8%	60.9%	(2.1)	60.9%	63.1%	(2.2)
Casualty loss ratio	60.8%	60.3%	0.5	60.3%	55.7%	4.6
Total accident year loss ratio	60.0%	60.5%	(0.5)	60.5%	59.0%	1.5

The current accident year property non-catastrophe loss ratio for 2022 increased by 4.1 points compared to 2021 primarily due to higher claims severity resulting from inflation and other factors. The current accident year property non-catastrophe loss ratio for 2021 increased by 3.1 points compared to 2020 primarily due to higher claims severity resulting from inflation and other factors.

The current accident year property catastrophe loss ratio for 2022 improved by 6.2 points compared to 2021 due to lower claims frequency and severity as a result of taking underwriting actions to reduce catastrophe exposure. The current accident year property catastrophe loss ratio for 2021 improved by 5.3 points compared to 2020 due to lower claims frequency.

The current accident year casualty loss ratio for 2022 increased by 0.5 points compared to 2021 due to higher claims severity resulting from inflation and other factors. The current accident year casualty loss ratio for 2021 increased by 4.6 points compared to 2020 due to higher claims frequency.

The calendar year loss ratio for the years ended December 31, 2022, 2021, and 2020 includes a decrease of $1.4 million, or 0.4%, an increase of $1.6 million or 0.5%, and a decrease of $23.5 million or 8.5%, respectively, related to reserve development on prior accident years. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.9 points from 36.5% for 2021 to 37.4% for 2022 primarily due to higher compensation cost.

The expense ratio improved 0.4 points from 36.9% for 2020 to 36.5% for 2021 primarily due to higher earned premiums.

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

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022 (1)	2021 (1)	Change	2021 (1)	2020 (1)	Change
Gross written premiums	$158,711	$103,690	53.1%	$103,690	$55,616	86.4%
Net written premiums	$158,711	$103,690	53.1%	$103,690	$55,616	86.4%
Net earned premiums	$141,287	$76,663	84.3%	$76,663	$46,105	66.3%
Other income (loss)	(82)	(95)	(13.7%)	(95)	191	(149.7%)
Total revenues	141,205	76,568	84.4%	76,568	46,296	65.4%
Losses and expenses:
Net losses and loss adjustment expenses	85,385	48,064	77.6%	48,064	28,718	67.4%
Acquisition costs and other underwriting expenses	51,721	26,698	93.7%	26,698	16,148	65.3%
Underwriting income	$4,099	$1,806	127.0%	$1,806	$1,430	26.3%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2022 (1)	2021 (1)	Change	2021 (1)	2020 (1)	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.5%	64.1%	(2.6)	64.1%	65.9%	(1.8)
Prior accident year	(1.1%)	(1.4%)	0.3	(1.4%)	(3.6%)	2.2
Calendar year loss ratio (3)	60.4%	62.7%	(2.3)	62.7%	62.3%	0.4
Expense ratio	36.6%	34.8%	1.8	34.8%	35.0%	(0.2)
Combined ratio	97.0%	97.5%	(0.5)	97.5%	97.3%	0.2

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

Other Income (Loss)

Reinsurance Operations recognized other loss of $0.1 million in 2022, other loss of $0.1 million in 2021, and other income of $0.2 million in 2020. Other income (loss) is comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio for 2022 improved by 2.6 points compared to 2021 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio than last year. The current accident year loss ratio for 2021 improved by 1.8 points compared to 2020 reflecting a mix of business change and growth in a treaty that has a lower expected loss ratio.

The calendar year loss ratio for the years ended December 31, 2022, 2021, and 2020 includes a decrease of $1.5 million, or 1.1%, a decrease of $1.1 million or 1.4%, and a decrease of $1.7 million or 3.6%, respectively, related to reserve development on prior accident years. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio increased 1.8 points from 34.8% for 2021 to 36.6% for 2022. This increase in the expense ratio was primarily due to an increase in commission expense which was partially offset by a reduction in the expense ratio as a result of a growth in net earned premiums.

The expense ratio improved 0.2 points from 35.0% for 2020 to 34.8% for 2021.

COVID-19

COVID-19 could result in declines in business, non-payment of premiums, and increases in claims that could adversely affect the Reinsurance Operations’ business, financial condition, and results of operation.

Exited Lines

The components of loss from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Gross written premiums	$167,867	$204,880	(18.1%)	$204,880	$240,633	(14.9%)
Net written premiums	$48,938	$123,273	(60.3%)	$123,273	$203,806	(39.5%)
Net earned premiums	$83,231	$187,444	(55.6%)	$187,444	$243,702	(23.1%)
Other income	515	882	(41.6%)	882	959	(8.0%)
Total revenues	83,746	188,326	(55.5%)	188,326	244,661	(23.0%)
Losses and expenses:
Net losses and loss adjustment expenses	48,454	134,724	(64.0%)	134,724	167,095	(19.4%)
Acquisition costs and other underwriting expenses	43,189	75,266	(42.6%)	75,266	96,779	(22.2%)
Underwriting loss	$(7,897)	$(21,664)	(63.5%)	$(21,664)	$(19,213)	12.8%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2022	2021	Change	2021	2020	Change
Underwriting Ratios:
Loss ratio:
Current accident year	64.4%	67.5%	(3.1)	67.5%	71.2%	(3.7)
Prior accident year	(6.2%)	4.4%	(10.6)	4.4%	(2.6%)	7.0
Calendar year loss ratio	58.2%	71.9%	(13.7)	71.9%	68.6%	3.3
Expense ratio	51.9%	40.2%	11.7	40.2%	39.7%	0.5
Combined ratio	110.1%	112.1%	(2.0)	112.1%	108.3%	3.8

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

	Years Ended December 31,
	2022		2021		2020
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$32,562	50.9%	$79,146	48.5%	$89,033	41.4%
Effect of prior accident year	(4,262)	(6.7%)	5,090	3.1%	(7,257)	(3.4%)
Non catastrophe property losses and ratio (2)	$28,300	44.2%	$84,236	51.6%	$81,776	38.0%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$11,011	17.2%	$34,274	21.0%	$69,092	32.2%
Effect of prior accident year	(391)	(0.6%)	5,608	3.4%	3,228	1.5%
Catastrophe losses and ratio (2)	$10,620	16.6%	$39,882	24.4%	$72,320	33.7%
Total property losses and ratio excluding the effect of prior accident year (1)	$43,573	68.1%	$113,420	69.5%	$158,125	73.6%
Effect of prior accident year	(4,653)	(7.3%)	10,698	6.5%	(4,029)	(1.9%)
Total property losses and ratio (2)	$38,920	60.8%	$124,118	76.0%	$154,096	71.7%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$10,052	52.0%	$13,103	54.4%	$15,340	53.2%
Effect of prior accident year	(518)	(2.7%)	(2,497)	(10.4%)	(2,341)	(8.1%)
Total Casualty losses and ratio (2)	$9,534	49.3%	$10,606	44.0%	$12,999	45.1%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$53,625	64.4%	$126,523	67.5%	$173,465	71.2%
Effect of prior accident year	(5,171)	(6.2%)	8,201	4.4%	(6,370)	(2.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$48,454	58.2%	$134,724	71.9%	$167,095	68.6%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2022.

Other Income

Other income was $0.5 million, $0.9 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Property losses
Non-catastrophe	$32,562	$79,146	(58.9%)	$79,146	$89,033	(11.1%)
Catastrophe	11,011	34,274	(67.9%)	34,274	69,092	(50.4%)
Property losses	43,573	113,420	(61.6%)	113,420	158,125	(28.3%)
Casualty losses	10,052	13,103	(23.3%)	13,103	15,340	(14.6%)
Total accident year losses	$53,625	$126,523	(57.6%)	$126,523	$173,465	(27.1%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2022	2021	Change	2021	2020	Change
Current accident year loss ratio:
Property
Non-catastrophe	50.9%	48.5%	2.4	48.5%	41.4%	7.1
Catastrophe	17.2%	21.0%	(3.8)	21.0%	32.2%	(11.2)
Property loss ratio	68.1%	69.5%	(1.4)	69.5%	73.6%	(4.1)
Casualty loss ratio	52.0%	54.4%	(2.4)	54.4%	53.2%	1.2
Total accident year loss ratio	64.4%	67.5%	(3.1)	67.5%	71.2%	(3.7)

The current accident year property non-catastrophe loss ratio for 2022 increased by 2.4 points compared to 2021 primarily due to higher claims frequency. The current accident year property non-catastrophe loss ratio for 2021 increased by 7.1 points compared to 2020 primarily reflecting higher claims frequency, a higher loss ratio in the property reinsurance treaties, and higher claims severity in both the specialty property lines and the Farm, Ranch & Stable lines resulting from inflation and other factors.

The current accident year property catastrophe loss ratio for 2022 improved by 3.8 points compared to 2021 recognizing lower claims frequency. The current accident year property catastrophe loss ratio for 2021 improved by 11.2 points compared to 2020 reflecting lower claims frequency and severity in the specialty property and Farm, Ranch & Stable lines and an improvement in the property catastrophe reinsurance treaties loss ratios.

The current accident year casualty loss ratio for 2022 improved by 2.4 points compared to 2021 mainly due to lower claims severity in the Farm, Ranch & Stable business lines. The current accident year casualty loss ratio for 2021 increased by 1.2 points compared to 2020 primarily due to higher claims severity resulting from inflation and other factors.

The calendar year loss ratio for the years ended December 31, 2022, 2021, and 2020 includes a decrease of $5.2 million, or 6.2%, an increase of $8.2 million, or 4.4%, and a decrease of $6.4 million, or 2.6%, respectively, related to reserve development on prior accident years. Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 11.7 points from 40.2% for 2021 to 51.9% for 2022. The increase in the expense ratio is primarily due to the reduction in earned premiums resulting from the runoff of lines of business that the Company is no longer writing.

The expense ratio increased 0.5 points from 39.7% for 2020 to 40.2% for 2021. The increase in the expense ratio is primarily due to a reduction in earned premiums partially offset by a reduction in commission expense.

COVID-19

COVID-19 could result in declines in business and non-payment of premiums that could adversely affect Exited Lines’ business, financial condition, and results of operation.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 1.7 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2022	2021	Change	2021	2020	Change
Gross investment income (1)	$29,776	$39,662	(24.9%)	$39,662	$31,487	26.0%
Investment expenses	(2,149)	(2,642)	(18.7%)	(2,642)	(3,095)	(14.6%)
Net investment income	$27,627	$37,020	(25.4%)	$37,020	$28,392	30.4%

(1)
Excludes realized gains and losses

Gross investment income for 2022 decreased by 24.9% and net investment income for 2022 decreased by 25.4% compared to 2021. The decrease was primarily due to decreased returns from alternative investments and lowered invested assets due to the liquidation of the Company’s common stock portfolio and a portion of the bond portfolio in order to raise funds to retire the 2047 Notes in April 2022. This decrease was partially offset by an increase in yield within the fixed maturities portfolio due to the rise in rates. Gross investment income for 2021 increased by 26.0% and net investment income for 2021 increased by 30.4% compared to 2020. The increase was primarily due to increased returns from alternative investments offset by a decrease in yield within the fixed maturities portfolio.

At December 31, 2022, the Company held agency mortgage-backed securities with a market value of $3.3 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.7 years as of December 31, 2022, compared with 3.3 years as of December 31, 2021. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities, was 1.6 years as of December 31, 2022, compared to 3.1 years as of December 31, 2021. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2022, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.5% compared with 2.2% at December 31, 2021. The embedded book yield on the $31.6 million of taxable municipal bonds in the Company’s portfolio was 3.1% at December 31, 2022, compared to an embedded book yield of 2.8% on the Company’s taxable municipal bonds of $54.6 million at December 31, 2021.

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

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Equity securities	$(3,392)	$13,440	$(15,250)
Fixed maturities	(13,405)	342	23,604
Derivatives	10,073	2,105	(22,256)
Other-than-temporary impairment losses	(26,205)	—	(760)
Net realized investment gains (losses)	$(32,929)	$15,887	$(14,662)

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell, the majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of approximately two years. As a result of these actions, book yield increased from 2.2% at December 31, 2021 to 3.5% at December 31, 2022.

See Note 6 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2022, 2021, and 2020.

Corporate and Other Operating Expenses

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Corporate expenses - nondisposition related	$13,959	$19,977	$41,998
Impairments and expenses related to dispositions within Exited Lines	10,462	7,202	—
Corporate and Other Operating Expenses	$24,421	$27,179	$41,998

Corporate expenses - nondisposition related consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. The decrease in corporate expenses - nondisposition related for 2022 as compared to 2021 was primarily due to the Company receiving an employee retention credit under the CARES Act of $5.5 million. Corporate expenses in 2020 were higher primarily due to incurring expenses related to the redomestication which included an advisory fee of $10.0 million and legal and professional fees.

Impairments and expenses related to dispositions within Exited Lines represent impairments of goodwill, intangible assets, software, and lease costs as well as legal expenses and merger and acquisition fees related to the sale of renewal rights related to the Company's Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business. Impairments and expenses related to dispositions within Exited Lines were $10.5 million and $7.2 million during the years ended December 31, 2022 and 2021, respectively. There was no impairments and expenses related to dispositions within Exited Lines during the year ended December 31, 2020. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Interest Expense

Interest expense was $3.0 million, $10.5 million, and $15.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. The reduction in interest expense is primarily due to the redemption of the Company’s 7.75% Subordinated Notes due in 2045 and the repayment of the margin borrowing facility in August 2020 as well as the redemption of the 7.875% subordinated notes on April 15, 2022.

See Note 14 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax expense was $2.8 million for the year ended December 31, 2022 compared with income tax expense of $3.4 million for the year ended December 31, 2021. The decrease in income tax expense is primarily due to lower taxable income in the Company's U.S. subsidiaries.

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

Net Income (Loss)

The factors described above resulted in a net loss of $0.9 million, net income of $29.4 million, and a net loss of $21.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity Group, LLC is a holding company. Its principal asset is its ownership of the shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

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

In order to meet its short-term and long-term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, fund margin requirements on interest rate swap agreements, to purchase investments, and to make distribution payments. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

GBLI Holdings, LLC is a holding company which is a wholly-owned subsidiary of Penn-Patriot Insurance Company. GBLI Holdings, LLC’s principal asset is its ownership of the shares of its direct and indirect subsidiaries which include United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company. GBLI Holdings, LLC is dependent on dividends from its subsidiaries as well as reimbursements from its subsidiaries for utilization of net operating losses and other tax attributes in order to meet its corporate expense obligations and intercompany financing obligations.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

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

In 2022, the United National insurance companies, Penn-America insurance companies, and American Reliable Insurance Company paid dividends in the amount of $4.5 million, $7.5 million, and $124.8 million, respectively, during the year ended December 31, 2022. The $124.8 million of dividends paid by American Reliable Insurance Company represented two extraordinary dividends approved by the Arizona Department of Insurance. An extraordinary dividend in the amount of $22.5 million was paid in April 2022 and an extraordinary dividend in the amount of $102.3 million, which was contingent on the sale of American Reliable Insurance Company to Everett Cash Mutual, was paid in December 2022. See Note 22 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2023.

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

Sources of operating funds consist primarily of net written premiums and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the dividend / distribution policy, funds may also be used to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•
the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•
the timing of the Company’s settlements with its reinsurers; and
•
the timing of the Company’s loss payments.

Net cash provided by operating activities in 2022, 2021, and 2020 was $44.2 million, $90.8 million and $32.7 million, respectively.

In 2022, the decrease in operating cash flows of approximately $46.6 million from the prior year was primarily a net result of the following items:

(Dollars in thousands)	2022	2021	Change
Net premiums collected	$541,087	$599,870	$(58,783)
Net losses paid	(272,585)	(299,027)	26,442
Underwriting and corporate expenses	(251,031)	(241,017)	(10,014)
Net investment income	32,316	41,367	(9,051)
Net federal income taxes paid	(426)	(54)	(372)
Interest paid	(5,125)	(10,340)	5,215
Net cash provided by operating activities	$44,236	$90,799	$(46,563)

In 2021, the increase in operating cash flows of approximately $58.1 million from the prior year was primarily a net result of the following items:

(Dollars in thousands)	2021	2020	Change
Net premiums collected	$599,870	$552,692	$47,178
Net losses paid	(299,027)	(308,341)	9,314
Underwriting and corporate expenses	(241,017)	(241,906)	889
Net investment income	41,367	36,002	5,365
Net federal income taxes recovered (paid)	(54)	10,825	(10,879)
Interest paid	(10,340)	(16,602)	6,262
Net cash provided by operating activities	$90,799	$32,670	$58,129

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 1.7 years.

As of December 31, 2022, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The Company has access to various capital sources including dividends from insurance subsidiaries and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity. However, the Company’s future capital requirements depend on many factors, including the amount of premium it writes, the amount of loss reserves by lines of business, and catastrophe exposure. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company. If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

Sale of Renewal Rights related to Farm, Ranch & Stable and Sale of American Reliable Insurance Company

On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company retained the unearned premium reserves for business written prior to August 8, 2022. Everett Cash Mutual Insurance Company also acquired the

Company’s wholly-owned subsidiary, American Reliable Insurance Company, on December 31, 2022 for an amount equal to book value, which was $10.0 million, at the time of closing.

Stock Repurchase

On October 21, 2022, GBLI announced that it would commence a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

Through March 15, 2023, the Company repurchased 1,157,082 shares from third parties under this program for an aggregate amount of $28.4 million, or $24.54 per share. As a result of these transactions, book value per share increased by $1.44 per share.

Restructuring

The Company is restructuring its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. The restructuring plan was initiated in the fourth quarter of 2022 and is expected to be completed in the first quarter of 2023. The Company incurred restructuring charges of $3.4 million in the fourth quarter of 2022 and $2.1 million in the first quarter of 2023 for a total of $5.5 million. The Company anticipates recurring annual expense savings of $16.0 million beginning in 2023.

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

Distributions

Global Indemnity has adopted a distribution program. Although subject to the absolute discretion of the Board of Directors and factors, conditions, and prospects as such may exist from time to time when the Board of Directors considers the advisability of declaring a quarterly distribution, Global Indemnity Group, LLC currently anticipates a distribution rate of $0.25 per share per quarter ($1.00 per share per year). As of December 31, 2022, there are currently 13,867,272 shares outstanding.

During 2022, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 21, 2022, June 20, 2022, October 4, 2022, and December 23, 2022. Distributions paid to common shareholders were $14.4 million during the year ended December 31, 2022. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2022.

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

Investment Portfolio

As a result of duration shortening, the Company significantly reduced its interest rate risk with more than 80% of the fixed maturity portfolio maturing over the next three years. With a shorter duration, the investment portfolio is well positioned to increase book yield by investing maturities in higher yielding bonds. At December 31, 2022, the Company's embedded book yield on its fixed maturities, not including cash, was 3.5% compared with 2.2% at December 31, 2021.

On May 18, 2022, the Company provided the Credit Fund, LLC with formal withdrawal request in full. Proceeds of $99.6 million were received on July 29, 2022 and were invested in fixed income investments with maturities of two years and less.

Sale of Renewal Rights Related to Manufactured & Dwelling Homes Business

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”). Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021. The Company also retained the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve. The Company currently leases office space in Scottsdale, Arizona. As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space. Currently, the Company intends to exercise the early termination clause in their Scottsdale, Arizona lease. If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2. If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff. American Reliable commenced the non-renewal of manufactured home insurance in Florida beginning on March 11, 2022, for policies expiring on or after July 10, 2022. American Reliable and United National non-renewed manufactured home and dwelling insurance in Louisiana beginning on or about January 31, 2022, for policies renewing on or after March 7, 2022. American Family assumed 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida. The Company also retained risk for business previously placed in runoff and policies in Louisiana.

In addition, effective November 30, 2021, the Company and American Family reached an agreement where American Family agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies comprising the manufactured and dwelling homes business lines noted above that were in force as of November 30, 2021. The approximate amount of the unearned premium reserves at November 30, 2021 was $33.8 million. The Company received a 40% ceding commission which included a provision for a 4% claims administration fee to be paid by the Company directly to K2 Claims.

Trust accounts

Global Indemnity Reinsurance established trust accounts to collateralize exposure it had to certain third-party ceding companies. As a result of the redomestication, Penn-Patriot Insurance Company now holds these trust accounts. The Company invests the funds in securities that have durations that closely match the expected duration of the liabilities assumed. The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

Capital Resources

Investment Portfolio

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. The Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell. Most of the proceeds from the sale of these securities are being reinvested into fixed income investments with maturities of two years and less. As a result of these actions, book yield increased from 2.2% at December 31, 2021 to 3.5% at December 31, 2022.

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

As a result of this redemption, the Company no longer has any outstanding debt with third parties.

Intercompany Pooling Arrangement

The Company’s U.S. insurance companies participate in an intercompany pooling arrangement whereby premiums, losses, and expenses are shared pro rata amongst the U.S. insurance companies. Prior to completion of the sale of American Reliable, American Reliable comprised 30% of the pool. Due to the sale of American Reliable on December 31, 2022, the intercompany pooling agreement was amended. American Reliable was removed from the pool and its 30% participation in the business and capital was allocated to the Company’s remaining five insurance companies.

The intercompany reinsurance agreement was updated in 2022 to require each company in the reinsurance pool to fund its proportionate share of collateral required to fund certain third party ceding companies.

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

On December 15, 2021, Global Indemnity Investments, Inc. entered into a $10.0 million discretionary line of credit demand note with Global Indemnity Group, LLC, as borrower. Each advance outstanding under this note will bear interest at an annual interest rate equal to the short-term applicable federal rate in effect at the time the advance was granted and will reset once a month. The outstanding principal amount of each advance shall be payable on the last day of the applicable interest period of such advance and on demand. There is no balance outstanding on this note at December 31, 2022.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Group, LLC for the principal amount of $69.4 million. This note bears interest at a rate equal to the short-term, annual compound Applicable Federal Rate ("AFR") in effect for April 2022 which was 1.26%. On each third anniversary of this Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $69.4 million at December 31, 2022.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Investment Inc. for the principal amount of $18.4 million. This note bears interest at a rate equal to the short-term, annual compound AFR in effect for April 2022 which was 1.26%. On each third anniversary of this Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $18.4 million at December 31, 2022.

Intercompany Dividends and Capital Contributions

In addition to intercompany dividends that are paid in the ordinary course of business, American Reliable Insurance Company paid an extraordinary dividend in December 2022, which was approved by the Arizona Department of Insurance, in the amount of $102.3 million which was treated as one of a series of liquidating distributions of American Reliable Insurance Company. In conjunction with the liquidation of American Reliable Insurance Company, a series of capital contributions were made downstream within GBLI Holdings, LLC and subsidiaries in an effort to reallocate the capital from the sale of American Reliable Insurance Company.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

Margin Borrowing Facility

As of December 31, 2022, the Company had available a margin borrowing facility. The Company did not have any amounts outstanding on the margin borrowing facility as of December 31, 2022 and 2021. The borrowing rate for this facility was tied to the Fed Funds Effective rate and was approximately 5.1% and 0.8% at December 31, 2022 and 2021, respectively. This facility is due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at December 31, 2022 or 2021. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

Derivative Instruments

The Company entered into derivative instruments related to interest rate swaps. Due to fluctuations in interest rates, the Company received $12.7 million and $2.7 million in connection with these derivative instruments for the years ended December 31, 2022 and 2021, respectively. The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022. As of December 31, 2022, the Company has no interest rate swap agreements.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, subordinated notes, and unpaid losses and loss expense obligations. As of December 31, 2022, contractual obligations related to Global Indemnity’s commitments, including any principal and interest payments, were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$16,106	$2,995	$5,630	$4,240	$3,241
Commitments to fund limited partnership investment (2)	14,214	14,214	—	—	—
Unpaid losses and loss adjustment expenses obligations (3)	832,404	322,972	284,682	122,364	102,386
Total	$862,724	$340,181	$290,312	$126,604	$105,627

(1)
The Company leases office space and equipment as part of its normal operations. The amounts shown above represent future commitments under such operating leases.
(2)
Represents future funding commitment of the Company’s participation in a limited partnership investment. See Note 18 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on this commitment.
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

As of December 31, 2022, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value		%
(200)	$1,289,601	41,403	3.3%
(100)	1,268,914	20,716	1.7%
No change	1,248,198	—	—
100	1,227,459	(20,739)	(1.7%)
200	1,206,726	(41,472)	(3.3%)

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2022, the Company had approximately $24.3 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2022, approximately $10.1 million of those investments have been rated BBB to AAA by Standard & Poor’s and $14.2 million were rated below investment grade. As of December 31, 2021, the Company had approximately $35.3 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2021, approximately $19.1 million of those investments have been rated BBB to AAA by Standard & Poor’s and $16.1 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2022 or 2021.

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

Equity Price Risk

The Company exited its investment in the stable dividend equity portfolio during the first quarter of 2022. The Company continues to hold a minimal amount of equity securities as of December 31, 2022, however, the positions do not pose a significant equity price risk.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023, expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s liability for unpaid losses and loss adjustment expenses was $832 million, of which a significant portion represents incurred but not reported reserves. As described in Note 5 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate loss and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. In particular, the Company’s long-tail reserve categories (such as general liability, construction defect and environmental exposures) are influenced by factors that are subject to significant variation over a long period of time or have high potential severities within the selection and weighting of actuarial methods and assumptions. Assumptions fundamental to the reserving process include claims frequency and severity as well as the review of historical payment and claim reporting patterns.

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

Philadelphia, Pennsylvania

March 15, 2023

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2022	December 31, 2021
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,301,723 and $1,193,746; net of allowance for expected credit losses of: $0 at December 31, 2022 and 2021	$1,248,198	$1,201,866
Equity securities, at fair value	17,520	99,978
Other invested assets	38,176	152,651
Total investments	1,303,894	1,454,495
Cash and cash equivalents	38,846	78,278
Premium receivables, net of allowance for expected credit losses of $3,322 and $2,996 at December 31, 2022 and 2021, respectively	168,743	128,444
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at December 31, 2022 and 2021	85,721	99,864
Funds held by ceding insurers	19,191	27,958
Deferred federal income taxes	47,099	37,329
Deferred acquisition costs	64,894	60,331
Intangible assets	14,810	20,261
Goodwill	4,820	5,398
Prepaid reinsurance premiums	17,421	53,494
Lease right of use assets	11,739	16,051
Other assets	23,597	30,906
Total assets	$1,800,775	$2,012,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$832,404	$759,904
Unearned premiums	269,353	316,566
Ceded balances payable	17,241	35,340
Payable for securities purchased	66	794
Contingent commissions	8,816	7,903
Debt	—	126,430
Lease liabilities	15,701	19,079
Other liabilities	30,965	40,172
Total liabilities	1,174,546	1,306,188
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,876,041 and 10,574,589, respectively; class A common shares outstanding: 10,073,660 and 10,557,093, respectively; class B common shares issued and outstanding: 3,793,612 and 3,947,206, respectively	—	—
Additional paid-in capital	451,305	447,406
Accumulated other comprehensive income, net of tax	(43,058)	6,404
Retained earnings	233,468	249,301
Class A common shares in treasury, at cost: 802,381 and 17,496 shares, respectively	(19,486)	(490)
Total shareholders’ equity	626,229	706,621
Total liabilities and shareholders’ equity	$1,800,775	$2,012,809

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Gross written premiums	$727,603	$682,122	$606,603
Ceded written premiums	(136,272)	(102,054)	(58,436)
Net written premiums	591,331	580,068	548,167
Change in net unearned premiums	11,140	15,542	19,532
Net earned premiums	602,471	595,610	567,699
Net investment income	27,627	37,020	28,392
Net realized investment gains (losses)	(32,929)	15,887	(14,662)
Other income	31,365	29,751	2,118
Total revenues	628,534	678,268	583,547
Losses and Expenses:
Net losses and loss adjustment expenses	359,228	384,964	336,201
Acquisition costs and other underwriting expenses	236,381	222,841	215,607
Corporate and other operating expenses	24,421	27,179	41,998
Interest expense	3,004	10,481	15,792
Loss on extinguishment of debt	3,529	—	3,060
Income (loss) before income taxes	1,971	32,803	(29,111)
Income tax expense (benefit)	2,821	3,449	(8,105)
Net income (loss)	(850)	29,354	(21,006)
Less: preferred stock distributions	440	440	152
Net income (loss) available to common shareholders	$(1,290)	$28,914	$(21,158)
Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(0.09)	$2.00	$(1.48)
Diluted	$(0.09)	$1.97	$(1.48)
Weighted-average number of shares outstanding
Basic	14,482,164	14,426,739	14,291,265
Diluted	14,482,164	14,664,330	14,291,265
Cash dividends/distributions declared per common share	$1.00	$1.00	$1.00

(1)
For the years ended December 31, 2022 and 2020, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for these periods.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(850)	$29,354	$(21,006)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(81,729)	(27,384)	33,334
Reclassification adjustment for gains included in net income (loss)	32,253	(278)	(17,794)
Unrealized foreign currency translation gains (losses)	14	(242)	1,159
Other comprehensive income (loss), net of tax	(49,462)	(27,904)	16,699
Comprehensive income (loss), net of tax	$(50,312)	$1,450	$(4,307)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2022	2021	2020
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning of period	4,000	4,000	—
Preferred shares issued	—	—	4,000
Number at end of period	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,574,589	10,263,722	10,282,277
Common shares issued under share incentive plans, net of forfeitures	50,598	41,508	(6,576)
Common shares issued to directors	97,260	83,199	108,521
Reduction in treasury shares due to redomestication	—	—	(120,500)
Share conversion	153,594	186,160	—
Number at end of period	10,876,041	10,574,589	10,263,722
Number of class B common shares issued:
Number at beginning of period	3,947,206	4,133,366	4,133,366
Share conversion	(153,594)	(186,160)	—
Number at end of period	3,793,612	3,947,206	4,133,366
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Balance at beginning of period	$4,000	$4,000	$—
Preferred shares issued	—	—	4,000
Balance at end of period	$4,000	$4,000	$4,000
Par value of class A common shares:
Balance at beginning of period	$—	$—	$1
Reduction in par due to redomestication	—	—	(1)
Balance at end of period	$—	$—	$—
Par value of class B common shares:
Balance at beginning of period	$—	$—	$1
Reduction in par due to redomestication	—	—	(1)
Balance at end of period	$—	$—	$—
Additional paid-in capital:
Balance at beginning of period	$447,406	$445,051	$442,403
Reduction in treasury shares due to redomestication	—	—	(4,126)
Share compensation plans	3,899	2,355	6,774
Balance at end of period	$451,305	$447,406	$445,051
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$6,404	$34,308	$17,609
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(49,476)	(27,662)	15,540
Unrealized foreign currency translation gains (losses)	14	(242)	1,159
Other comprehensive income (loss)	(49,462)	(27,904)	16,699
Balance at end of period	$(43,058)	$6,404	$34,308
Retained earnings:
Balance at beginning of period	$249,301	$234,965	$270,768
Net income (loss)	(850)	29,354	(21,006)
Preferred share distributions	(440)	(440)	(152)
Dividends / distributions to shareholders	(14,543)	(14,578)	(14,645)
Balance at end of period	$233,468	$249,301	$234,965
Number of treasury shares:
Number at beginning of period	17,496	—	115,221
Class A common shares purchased	923,036	17,318	5,120
Class A common shares purchased by GBLI director	(138,151)	—	—
Retirement of treasury shares	—	—	159
Forfeited shares	—	178	—
Reduction in treasury shares due to redomestication	—	—	(120,500)
Number at end of period	802,381	17,496	—
Treasury shares, at cost:
Balance at beginning of period	$(490)	$—	$(3,973)
Class A common shares purchased, at cost	(22,335)	(490)	(153)
Class A common shares purchased by GBLI director	3,339	—	—
Reduction in treasury shares due to redomestication	—	—	4,126
Balance at end of period	$(19,486)	$(490)	$—
Total shareholders’ equity	$626,229	$706,621	$718,324

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(850)	$29,354	$(21,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	8,398	10,414	7,027
Amortization of debt issuance costs	41	142	217
Gross proceeds from sale of renewal rights	(30,000)	(28,000)	—
Impairment loss on right of use lease assets	488	1,515	—
Impairment loss on software	508	2,000	—
Impairment loss on goodwill and intangible assets	5,657	1,295	—
Restricted stock and stock option expense	3,899	2,355	6,774
Deferred federal income taxes	2,395	3,395	(8,268)
Amortization of bond premium and discount, net	1,267	6,509	6,957
Net realized investment (gains) losses	32,929	(15,887)	14,662
Loss on extinguishment of debt	3,529	—	3,060
(Income) loss from equity method investments, net of distributions	6,549	(2,716)	6,346
Changes in:
Premium receivables, net	(40,299)	(19,013)	8,604
Reinsurance receivables, net	14,143	(11,156)	(4,770)
Funds held by ceding insurers	8,785	17,216	4,294
Unpaid losses and loss adjustment expenses	72,500	97,093	32,630
Unearned premiums	(47,213)	25,071	(23,366)
Ceded balances payable	(18,099)	26,397	(11,461)
Other assets and liabilities	(12,814)	(16,507)	(8,240)
Contingent commissions	913	(2,929)	(1,096)
Federal income tax receivable/payable	—	—	10,989
Deferred acquisition costs	(4,563)	4,864	5,482
Prepaid reinsurance premiums	36,073	(40,613)	3,835
Net cash provided by operating activities	44,236	90,799	32,670
Cash flows from investing activities:
Proceeds from sale of fixed maturities	933,554	1,065,398	791,554
Proceeds from sale of equity securities	88,726	54,691	604,772
Proceeds from maturity of fixed maturities	81,546	87,057	119,326
Proceeds from maturity of preferred stock	1,000	666	—
Proceeds from other invested assets	107,925	17,082	4,211
Amounts received (paid) in connection with derivatives	12,726	2,723	(20,456)
Purchases of fixed maturities	(1,164,683)	(1,207,231)	(808,618)
Purchases of equity securities	(10,660)	(42,905)	(455,907)
Purchases of other invested assets	—	(70,000)	(60,297)
Gross proceeds from sale of renewal rights	30,000	28,000	—
Net cash provided by (used for) investing activities	80,134	(64,519)	174,585
Cash flows from financing activities:
Net repayments under margin borrowing facility	—	—	(73,629)
Dividends / distributions paid to common shareholders	(14,366)	(14,431)	(14,252)
Distributions paid to preferred shareholders	(440)	(440)	(133)
Issuance of series A cumulative fixed rate preferred shares	—	—	4,000
Purchases of class A common shares	(22,335)	(490)	(153)
Issuance of class A common shares	3,339	—	—
Redemption of subordinated notes	(130,000)	—	(100,000)
Net cash used for financing activities	(163,802)	(15,361)	(184,167)
Net change in cash and cash equivalents	(39,432)	10,919	23,088
Cash and cash equivalents at beginning of period	78,278	67,359	44,271
Cash and cash equivalents at end of period	$38,846	$78,278	$67,359

See accompanying notes to consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or "the Company"), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020. This transaction resulted in the redomestication of the Company to the United States. Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 below for additional information regarding the redomestication.

During the fourth quarter of 2022, the Company decided to restructure its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company will be exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. In the fourth quarter of 2022, the Company also decided it will reduce writings within its Reinsurance Operations segment. Based on the decisions to exit or downsize these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as a product offering in the Commercial Specialty segment for purpose of reviewing results and allocating resources. Several smaller reinsurance treaties have also been reclassified from Reinsurance to Commercial Specialty. The Reinsurance Operations segment writes casualty treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the years ended December 31, 2021 and 2020 have been revised to reflect these changes. See Note 23 for additional information regarding segments.

Global Indemnity Group, LLC is a holding company that is classified as a publicly traded partnership for U.S. federal income tax purposes and meets the qualifying income exception to maintain partnership status.

Global Indemnity Group, LLC owns all shares of its direct and indirect subsidiaries, including those of its insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company.

The insurance companies’ primary activity is providing insurance products across a distribution network that includes wholesale general agents, wholesale brokers, and retailers. The insurance companies manage the distribution of these products through two ongoing business segments: Commercial Specialty and Reinsurance Operations. Commercial Specialty offers specialty property and casualty products designed for GBLI's Wholesale Commercial and InsurTech product offerings. These product lines are offered primarily in the excess and surplus lines marketplace. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff, including specialty personal lines and property and casualty products such as manufactured home, dwelling, motorcycle, watercraft, certain homeowners business, certain business lines within property brokerage, property and catastrophe reinsurance treaties, and the farm, ranch and equine business. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

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

Certain amounts not reported in prior year’s Consolidated Statements of Operations have been reported to conform to the presentation adopted in the current year. Specifically, the Company reported ceded written premiums and change in net unearned premiums in the current year presentation. This change had no effect on total revenues, total expenses, or net income (loss) reported for the prior years.

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

Prior to the Redomestication, the Global Indemnity Limited A ordinary shares were listed on the NASDAQ Global Select Market ("Nasdaq") under the symbol "GBLI" and registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At the Effective Time, Global Indemnity Group, LLC’s class A common shares were deemed to be registered under Section 12(b) of the Exchange Act pursuant to Rule 12g-3(a) under the Exchange Act. The issuance of the class A common shares by Global Indemnity Group, LLC in the Redomestication was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 3(a)(10) of the Securities Act. The Company’s class A common shares began trading on Nasdaq under the symbol "GBLI," the same symbol under which the Global Indemnity Limited ordinary shares previously traded, at the commencement of trading on Nasdaq on August 28, 2020. Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A commons shares from the Nasdaq to the NYSE and is trading under the ticker symbol GBLI.

On August 27, 2020, Global Indemnity Group, LLC issued 4,000 series A cumulative fixed rate preferred interests. Following the Effective Time, all of the issued and outstanding series A fixed rate preferred interests were unaffected by the Scheme of Arrangement. See Note 16 for additional information regarding the issuance of these preferred interests. The issuance of series A preferred interests was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The series A preferred interests are not convertible into or exchangeable for any other securities or property of Global Indemnity Group, LLC.

3.
Sale of Renewal Rights

Manufactured & Dwelling Homes Business

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”). Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021. The Company also retained the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve. The Company currently leases office space in Scottsdale, Arizona. As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space. Currently, the Company intends to exercise the early termination clause in their Scottsdale, Arizona lease. If the Company exercises the early termination clause, it will receive $1.6 million in sublease payments from K2. If it does not exercise the early termination clause, it will receive $2.4 million in sublease payments from K2 between October 2021 and November 2029.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff. American Reliable commenced the non-renewal of manufactured home insurance in Florida beginning on March 11, 2022, for policies expiring on or after July 10, 2022. American Reliable and United National non-renewed manufactured home and dwelling insurance in Louisiana beginning on or about January 31, 2022, for policies renewing on or after March 7, 2022. American Family assumed 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida. The Company also retained risk for business previously placed in runoff and policies in Louisiana.

The gross proceeds from this sale of $28.0 million are included in other income on the Company’s consolidated statements of operations. Legal expenses and merger and acquisition fees related to the sale were $2.4 million for the year ended December 31, 2021. In addition, the Company recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $1.1 million, $0.2 million, $2.0 million, and $1.5 million, respectively, for the year ended December 31, 2021. The Company also recorded an additional impairment of lease cost in the amount of $0.6 million for the year ended December 31, 2022. The impairments and expenses related to sale are included on the Company’s consolidated statements of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Acquisition costs and other underwriting expenses	$644	$—	$—
Corporate and other operating expenses	—	7,202	—
Total impairments and expenses related to sale	$644	$7,202	$—

See Note 9 for additional information on the impairment of goodwill and intangible assets and Note 15 for additional information on impairment of leases.

In addition, effective November 30, 2021, the Company and American Family reached an agreement where American Family agreed to reinsure 100% of the Company’s unearned premium reserves of the same types as the policies comprising the manufactured and dwelling homes business lines noted above that were in force as of November 30, 2021. The approximate amount of the unearned premium reserves at November 30, 2021 was $33.8 million. The Company received a 40% ceding commission which included a provision for a 4% claims administration fee to be paid by the Company directly to K2 Claims.

Farm, Ranch & Stable

On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company for $30.0 million. The Company retained the unearned premium reserves for business written prior to August 8, 2022.

The gross proceeds from this sale of $30.0 million are included in other income on the Company’s consolidated statements of operations. In addition, the Company also recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $0.6 million, $5.1 million, $0.5 million, and $0.5 million, respectively, for the year ended December 31, 2022. Legal expenses and merger and acquisition fees related to the sale were $2.5 million for the year ended December 31, 2022. The impairments and expenses related to sale are included on the Company’s consolidated statements of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Acquisition costs and other underwriting expenses	$1,034	$—	$—
Corporate and other operating expenses	8,142	—	—
Total impairments and expenses related to sale	$9,176	$—	$—

See Note 9 for additional information on the impairment of goodwill and intangible assets and Note 15 for additional information on impairment of leases.

In conjunction with this sale, Everett Cash Mutual Insurance Company also acquired the Company’s wholly-owned subsidiary, American Reliable Insurance Company, on December 31, 2022 for an amount equal to book value, which was $10.0 million, at the time of closing.

4.
Restructuring

The Company is restructuring its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company is exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. The restructuring plan was initiated in the fourth quarter of 2022 and is expected to be completed in the first quarter of 2023.

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million during the year ended December 31, 2022. Of this amount, $2.6 million was related to employee termination and severance, which was included in corporate and other operating expenses, and $0.8 million was related to lease right of use asset impairments, which were included in acquisition costs and other underwriting expenses on the Company’s consolidated statements of operations during the year ended December 31, 2022. Other liabilities on the Company’s consolidated balance sheets included an accrual of $2.6 million related to restructuring costs at December 31, 2022.

Any information technology initiatives related to business lines within Exited Lines have been discontinued.

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

The Company’s investments in other invested assets were valued at $38.2 million and $152.7 million as of December 31, 2022 and 2021, respectively. These amounts relate to investments in limited partnerships and limited liability companies whose carrying value approximates fair value.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $8.4 million and $5.2 million as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the Company had approximately $26.0 million and $65.4 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivables

The Company evaluates the collectability of premium receivables based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $3.3 million and $3.0 million as of December 31, 2022 and 2021, respectively.

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

See Note 9 for additional information on goodwill and intangible assets as well as the results of qualitative impairment assessments performed.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for expected credit losses was $9.0 million as of December 31, 2022 and 2021.

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

The amortization of deferred acquisition costs for the years ended December 31, 2022, 2021, and 2020 was $150.9 million, $144.9 million, and $140.9 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a distribution and product line level in Insurance Operations and Exited Lines and at a treaty level in Reinsurance Operations. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. No premium deficiency reserve existed as of December 31, 2022 or 2021.

Derivative Instruments

The Company used derivative instruments to manage its exposure to cash flow variability from interest rate risk and limit exposure to severe equity market changes. The derivative instruments were carried on the balance sheet at fair value and included in other assets and other liabilities. Changes in the fair value of the derivative instruments and the periodic net interest settlements under the derivatives instruments were recognized as net realized investment gains (losses) on the consolidated statements of operations.

Margin Borrowing Facility

The carrying amounts reported in the balance sheet represent the outstanding borrowings, if any. The outstanding borrowings are due on demand; therefore, the cash receipts and cash payments related to the margin borrowing facility are shown net in the consolidated statements of cash flows. The Company did not have any amounts outstanding on the margin borrowing facility at December 31, 2022 or 2021.

Subordinated Notes

The carrying amounts reported in the balance sheet represent the outstanding balances, net of deferred issuance cost. See Note 14 for details.

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

Share-Based Compensation

The Company accounts for stock options and other equity based compensation using the modified prospective application of the fair value-based method permitted by the appropriate accounting guidance. See Note 19 for details.

Earnings per Share

Basic earnings per share have been calculated by dividing net income (loss) available to common shareholders by the weighted-average common shares outstanding. In periods of net income, diluted earnings per share have been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. In periods of net loss, diluted earnings per share is the same as basic earnings per share. See Note 21 for details.

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income in shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $0.3 million, $0.5 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Other Income

Other income is primarily comprised of fee income, foreign exchange gains and losses, and gain on sale of the renewal rights.

6.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2022 and 2021:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Fixed maturities:
U.S. treasuries	$352,533	$—	$—	$(8,430)	$344,103
Obligations of states and political subdivisions	33,471	—	—	(1,876)	31,595
Mortgage-backed securities	67,560	—	165	(5,609)	62,116
Asset-backed securities	198,161	—	390	(9,151)	189,400
Commercial mortgage-backed securities	104,777	—	20	(6,133)	98,664
Corporate bonds	353,622	—	16	(14,858)	338,780
Foreign corporate bonds	191,599	—	—	(8,059)	183,540
Total fixed maturities	$1,301,723	$—	$591	$(54,116)	$1,248,198

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021
Fixed maturities:
U.S. treasuries	$149,934	$—	$603	$(419)	$150,118
Agency obligations	5,697	—	1	(68)	5,630
Obligations of states and political subdivisions	53,637	—	1,385	(301)	54,721
Mortgage-backed securities	250,007	—	2,618	(2,284)	250,341
Asset-backed securities	172,916	—	700	(974)	172,642
Commercial mortgage-backed securities	135,017	—	2,503	(627)	136,893
Corporate bonds	288,866	—	5,571	(2,054)	292,383
Foreign corporate bonds	137,672	—	2,370	(904)	139,138
Total fixed maturities	$1,193,746	$—	$15,751	$(7,631)	$1,201,866

As of December 31, 2022 and 2021, the Company’s investments in equity securities consist of the following:

	December 31,
(Dollars in thousands)	2022	2021
Common stock	$1,271	$75,987
Preferred stock	16,249	23,991
Total	$17,520	$99,978

Excluding U.S. treasuries, limited liability companies, and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.4% and 2.0% of shareholders' equity at December 31, 2022 and 2021, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$114,555	$113,491
Due in one year through five years	773,372	747,197
Due in five years through ten years	29,200	25,594
Due in ten years through fifteen years	202	198
Due after fifteen years	13,896	11,538
Mortgage-backed securities	67,560	62,116
Asset-backed securities	198,161	189,400
Commercial mortgage-backed securities	104,777	98,664
Total	$1,301,723	$1,248,198

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2022. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 8.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$335,781	$(7,518)	$8,322	$(912)	$344,103	$(8,430)
Obligations of states and political subdivisions	27,772	(1,378)	3,778	(498)	31,550	(1,876)
Mortgage-backed securities	51,517	(4,228)	7,860	(1,381)	59,377	(5,609)
Asset-backed securities	97,857	(3,610)	62,689	(5,541)	160,546	(9,151)
Commercial mortgage-backed securities	67,926	(4,072)	27,907	(2,061)	95,833	(6,133)
Corporate bonds	261,123	(8,480)	71,192	(6,378)	332,315	(14,858)
Foreign corporate bonds	150,308	(5,469)	31,232	(2,590)	181,540	(8,059)
Total fixed maturities	$992,284	$(34,755)	$212,980	$(19,361)	$1,205,264	$(54,116)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2021. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 8.

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2022 concluded the unrealized losses discussed above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The impairment evaluation process is discussed in the “Investment” section of Note 5 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of December 31, 2022, gross unrealized losses related to U.S. treasuries were $8.430 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of December 31, 2022, gross unrealized losses related to obligations of states and political subdivisions were $1.876 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2022, gross unrealized losses related to mortgage-backed securities were $5.609 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2022, gross unrealized losses related to asset backed securities were $9.151 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 34.2. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2022, gross unrealized losses related to the CMBS portfolio were $6.133 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 46.2. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2022, gross unrealized losses related to corporate bonds were $14.858 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2022, gross unrealized losses related to foreign bonds were $8.059 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the years ended December 31, 2022, 2021, and 2020 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Years Ended December 31,
(Dollars in thousands)	2022 (1)	2021	2020
Fixed maturities:
Impairment related to intent to sell	$(26,205)	$—	$(760)
Total	$(26,205)	$—	$(760)

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell, the majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of approximately two years. As a result of these actions, book yield increased from 2.2% at December 31, 2021 to 3.5% at December 31, 2022.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of December 31, 2022 and 2021 was as follows:

	December 31,
(Dollars in thousands)	2022	2021
Net unrealized gains (losses) from:
Fixed maturities	$(53,525)	$8,120
Foreign currency fluctuations	(127)	(145)
Deferred taxes	10,594	(1,571)
Accumulated other comprehensive income (loss), net of tax	$(43,058)	$6,404

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive income (loss) before reclassification, before tax	(101,255)	18	(101,237)
Amounts reclassified from accumulated other comprehensive income, before tax	39,610	—	39,610
Other comprehensive income (loss), before tax	(61,645)	18	(61,627)
Income tax benefit (expense)	12,168	(3)	12,165
Ending balance, net of tax	$(42,958)	$(100)	$(43,058)

Year Ended December 31, 2021 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$34,181	$127	$34,308
Other comprehensive income (loss) before reclassification, before tax	(33,715)	(306)	(34,021)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(342)	—	(342)
Other comprehensive income (loss), before tax	(34,057)	(306)	(34,363)
Income tax benefit	6,395	64	6,459
Ending balance, net of tax	$6,519	$(115)	$6,404

The reclassifications out of accumulated other comprehensive income for the years ended December 31, 2022 and 2021 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2022	2021
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$39,610	$(342)
	Income tax expense (benefit)	(7,357)	64
	Total reclassifications, net of tax	$32,253	$(278)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Fixed maturities:
Gross realized gains	$688	$11,390	$28,381
Gross realized losses	(40,298)	(11,048)	(5,537)
Net realized gains (losses)	(39,610)	342	22,844
Equity securities:
Gross realized gains	2,289	15,350	16,997
Gross realized losses	(5,681)	(1,910)	(32,247)
Net realized gains (losses)	(3,392)	13,440	(15,250)
Derivatives:
Gross realized gains	12,844	8,035	19,460
Gross realized losses	(2,771)	(5,930)	(41,716)
Net realized gains (losses) (1)	10,073	2,105	(22,256)
Total net realized investment gains (losses)	$(32,929)	$15,887	$(14,662)

(1)
Includes periodic net interest settlements related to the derivatives of $3.0 million, $5.6 million, and $4.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net gains (losses) recognized during the period on equity securities	$(3,392)	$13,440	$(15,250)
Less: net gains (losses) recognized during the period on equity securities sold during the period	10,577	4,058	(103)
Unrealized gains (losses) recognized during the reporting period on equity securities	$(13,969)	$9,382	$(15,147)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Fixed maturities	$933,554	$1,065,398	$791,554
Equity securities	88,726	54,691	604,772

Net Investment Income

The sources of net investment income for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Fixed maturities	$33,852	$25,751	$31,987
Equity securities	1,100	2,692	4,944
Cash and cash equivalents	790	363	784
Other invested assets	(5,966)	10,856	(6,228)
Total investment income	29,776	39,662	31,487
Investment expense	(2,149)	(2,642)	(3,095)
Net investment income	$27,627	$37,020	$28,392

As of December 31, 2022 and 2021, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net investment income	$27,627	$37,020	$28,392
Net realized investment gains (losses)	(32,929)	15,887	(14,662)
Change in unrealized holding gains (losses)	(61,627)	(34,363)	21,779
Net realized and unrealized investment returns	(94,556)	(18,476)	7,117
Total investment return	$(66,929)	$18,544	$35,509
Total investment return %	(4.7%)	1.2%	2.3%
Average investment portfolio	$1,437,327	$1,490,933	$1,528,425

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2022, the Company held insurance enhanced municipal bonds with a market value of approximately $6.8 million, which represented 0.5% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The financial guarantors of the Company’s $6.8 million municipal bonds include Assured Guaranty Corporation ($5.3 million) and Ambac Financial Group ($1.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2022.

Bonds Held on Deposit

Certain cash balances, cash equivalents, and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of December 31, 2022 and 2021:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2022	December 31, 2021
On deposit with governmental authorities	$19,290	$26,093
Held in trust pursuant to third-party requirements	161,901	119,513
Letter of credit held for third-party requirements	—	2,512
Total	$181,191	$148,118

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.8 million and $8.6 million as of December 31, 2022 and 2021, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $19.0 million and $22.8 million as of December 31, 2022 and 2021, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.8 million and $11.7 million as of December 31, 2022 and 2021, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

7.
Derivative Instruments

Derivatives are used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes. The Company has used interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company has also used exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions. When using derivatives, the Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the derivatives’ change in value.

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

The following table summarizes information on the location and the gross amount of the derivatives on the consolidated balance sheets as of December 31, 2022 and 2021:

(Dollars in thousands)		December 31, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	Other assets/liabilities	$—	$—	$213,022	$(8,395)
Total		$—	$—	$213,022	$(8,395)

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2022, 2021, and 2020:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2022	2021	2020
Interest rate swap agreements	Net realized investment gains (losses)	$10,073	$2,424	$(10,691)
Futures contracts on bonds	Net realized investment gains (losses)	—	(319)	(2,576)
Futures contracts on equities	Net realized investment gains (losses)	—	—	(8,989)
		$10,073	$2,105	$(22,256)

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022 and was not utilizing interest rate swap agreements as of December 31, 2022. As of December 31, 2021, the Company was due $1.8 million for funds it needed to post to execute the swap transaction and $9.8 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets.

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

The following table presents information about the Company’s invested assets and derivative instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2022	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$344,103	$—	$—	$344,103
Obligations of states and political subdivisions	—	31,595	—	31,595
Mortgage-backed securities	—	61,156	960	62,116
Commercial mortgage-backed securities	—	98,664	—	98,664
Asset-backed securities	—	189,073	327	189,400
Corporate bonds	—	336,767	2,013	338,780
Foreign corporate bonds	—	183,540	—	183,540
Total fixed maturities	344,103	900,795	3,300	1,248,198
Equity securities	—	16,249	1,271	17,520
Total assets measured at fair value	$344,103	$917,044	$4,571	$1,265,718

As of December 31, 2021	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$150,118	$—	$—	$150,118
Agency obligations	—	5,630	—	5,630
Obligations of states and political subdivisions	—	54,721	—	54,721
Mortgage-backed securities	—	250,341	—	250,341
Commercial mortgage-backed securities	—	136,893	—	136,893
Asset-backed securities	—	171,686	956	172,642
Corporate bonds	—	290,807	1,576	292,383
Foreign corporate bonds	—	139,138	—	139,138
Total fixed maturities	150,118	1,049,216	2,532	1,201,866
Equity securities	75,750	23,991	237	99,978
Total assets measured at fair value	$225,868	$1,073,207	$2,769	$1,301,844
Liabilities:
Derivative instruments	$—	$8,395	$—	$8,395
Total liabilities measured at fair value	$—	$8,395	$—	$8,395

The securities classified as Level 1 in the previous tables consist of U.S. treasuries and equity securities actively traded on an exchange.

The securities classified as Level 2 in the previous tables consist primarily of fixed maturities, equity securities, and derivative instruments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. The estimated fair value of the derivative instruments, consisting of interest rate swaps, was obtained from a third-party financial institution that utilizes observable inputs such as the forward interest rate curve.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning balance	$2,769	$—	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(21)	(35)	—
Included in earnings attributable to realized gains / losses	(61)	60	—
Transfers into level 3	857	1,400	—
Transfers out of level 3	—	(1,815)	—
Amortization of bond premium and discount, net	6	1	—
Purchases	2,304	3,286	—
Sales	(1,283)	(128)	—
Ending balance	4,571	2,769	—
Gains included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$95	$—	$—

For the Company’s material debt arrangements, the current fair value of the Company’s debt at December 31, 2022 and 2021 was as follows:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.875% Subordinated Notes due 2047 (1)	$—	$—	$126,430	$129,238
Total	$—	$—	$126,430	$129,238

(1)
As of December 31, 2021, the carrying value and fair value of the 7.875% Subordinated Notes due 2047 are net of unamortized debt issuance cost of $3.6 million. In April 2022, the Company redeemed all of its outstanding 7.875% subordinated notes due 2047 and unamortized debt issuance cost of $3.5 million was written off and included in the consolidated statements of operations as loss on extinguishment of debt.

The subordinated notes due 2047 were publicly traded instruments which were classified as Level 1 in the fair value hierarchy.

Fair Value of Alternative Investments

Other invested assets consist of limited liability companies and limited partnerships whose carrying value approximates fair value.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,832	$14,214	$8,636	$14,214
Distressed Debt Fund, LP (2)	—	—	349	17,000
Mortgage Debt Fund, LP (3)	9,771	—	11,707	—
Credit Fund, LLC (4)	—	—	106,162	—
Global Debt Fund, LP (5)	23,573	—	25,797	—
Total	$38,176	$14,214	$152,651	$31,214

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
(2)
This limited partnership invested in stressed and distressed securities and structured products. The Company received a final distribution from the limited partnership during the fourth quarter of 2022.
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
(4)
This limited liability company invests in a broad portfolio of non-investment grade loans, secured and unsecured corporate debt, credit default swaps, reverse repurchase agreements and synthetic indices. During the second quarter of 2022, the Company provided the fund with formal withdrawal requests in full and received a final distribution during the third quarter.
(5)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments, except for the Credit Fund, LLC, are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. Information for the Credit Fund, LLC was received on a timely basis and was included in current results. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $(5.0) million, $10.0 million, and ($6.2) million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

During 2022 and 2021, the Company has not adjusted quotes or prices obtained from the pricing vendors.

9.
Goodwill and Intangible Assets

Goodwill

As a result of an acquisition in 2010, the Company has goodwill of $4.8 million within the Commercial Specialty segment. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.

As a result of an acquisition in 2015, the Company had goodwill of $1.7 million. Of this amount, $0.6 million was allocated to its Farm, Ranch & Stable business and $1.1 million was allocated to its specialty property business. This goodwill, which is part of the Exited Lines segment, was impaired due to the sale of the renewal rights related to Farm, Ranch & Stable business and manufactured and dwelling homes business. An impairment loss of $0.6 million and $1.1 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Please see Note 3 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Impairment testing performed in 2020 did not result in an impairment of goodwill acquired.

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	Commercial Specialty	Exited Lines	Total
Balance as of January 1, 2021	$4,820	$1,701	$6,521
Impairment	—	(1,123)	(1,123)
Balance as of December 31, 2021	4,820	578	5,398
Impairment	—	(578)	(578)
Balance as of December 31, 2022	$4,820	$—	$4,820

Accumulated impairment losses were $0.6 million and $1.1 million at December 31, 2022 and 2021, respectively. There were no accumulated impairment losses at January 1, 2021.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2022:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	5,000	5,000
Customer relationships	15 years	5,300	4,490	—	810
Agent relationships	10 years	900	649	251	—
Tradenames	7 years	600	600	—	—
		$25,800	$5,739	$5,251	$14,810

The following table presents details of the Company’s intangible assets as of December 31, 2021:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	—	10,000
Customer relationships	15 years	5,300	4,137	—	1,163
Agent relationships	10 years	900	630	172	98
Tradenames	7 years	600	600	—	—
		$25,800	$5,367	$172	$20,261

Amortization related to the Company’s definite lived intangible assets was $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted average amortization period for total definite lived intangible assets was 13.6 years.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2023	$353
2024	353
2025	103
2026	—
2027	—

Intangible assets with indefinite lives

As of December 31, 2022 and 2021, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, was $14.0 million and $19.0 million, respectively.

State licenses with a net value of $5.0 million, within the Company’s Exited Lines segment, were impaired due to the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business. This impairment loss of $5.0 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. Please see Note 3 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business.

Other than the impairment of state insurance licenses due to the sale of the Farm, Ranch & Stable renewal rights, there was no impairment of intangible assets with indefinite lives in 2022, 2021, and 2020.

Intangible assets with definite lives

As of December 31, 2022 and 2021, definite lived intangible assets, net of accumulated amortization, were $0.8 million and $1.3 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.

Agent relationships with a net value of $0.1 million were impaired due to the sale of the renewal rights related to the Company's Farm, Ranch & Stable business and agent relationships with a net value of $0.2 million were impaired due to the sale of renewal rights related to the Company’s manufactured and dwelling homes business. Both of these impairments were within the Company’s Exited Lines segment. These impairment losses of $0.1 million and $0.2 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Please see Note 3 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Other than the impairments of agent relationships due to the sales of renewal rights, there was no impairment of intangible assets with definite lives in 2022, 2021, and 2020.

10.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$2,996	$2,900
Current period provision for expected credit losses	1,796	1,033
Write-offs	(1,470)	(937)
Ending balance	$3,322	$2,996

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	—	(71)
Write-offs	—	—
Recoveries of amounts previously written off	—	71
Ending balance	$8,992	$8,992

11.
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

The Company had the following reinsurance balances as of December 31, 2022 and 2021:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Reinsurance receivables, net	$85,721	$99,864
Collateral securing reinsurance receivables	(8,937)	(9,855)
Reinsurance receivables, net of collateral	$76,784	$90,009
Allowance for expected credit losses	$8,992	$8,992
Prepaid reinsurance premiums	17,421	53,494

As of December 31, 2022, the Company had one aggregate unsecured reinsurance receivables that exceeded 3% of shareholders’ equity from the following reinsurer. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2022)
Munich Re America Corporation	$45,246	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2022:
Direct business	$573,412	$589,131
Reinsurance assumed	154,191	135,896
Reinsurance ceded	(136,272)	(122,556)
Net premiums	$591,331	$602,471
For the year ended December 31, 2021:
Direct business	$584,467	$578,171
Reinsurance assumed	97,655	78,880
Reinsurance ceded	(102,054)	(61,441)
Net premiums	$580,068	$595,610
For the year ended December 31, 2020:
Direct business	$554,617	$560,658
Reinsurance assumed	51,986	69,312
Reinsurance ceded	(58,436)	(62,271)
Net premiums	$548,167	$567,699

Ceded losses and loss adjustment expenses incurred were $48.7 million, $34.9 million, and $61.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

12.
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

As of December 31, 2022, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, 19% in the United Kingdom and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company's income (loss) before income taxes is derived from its U.S. subsidiaries for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company's income (loss) before income taxes from its non-U.S. subsidiaries and U.S. subsidiaries was as follows:

Year Ended December 31, 2020 (Dollars in thousands)	Non-U.S. Subsidiaries	U.S. Subsidiaries	Eliminations	Total
Revenues:
Gross written premiums	$46,654	$559,949	$—	$606,603
Net written premiums	$46,654	$501,513	$—	$548,167
Net earned premiums	$53,384	$514,315	$—	$567,699
Net investment income	17,186	20,348	(9,142)	28,392
Net realized investment losses	(3,867)	(10,795)	—	(14,662)
Other income	148	1,970	—	2,118
Total revenues	66,851	525,838	(9,142)	583,547
Losses and Expenses:
Net losses and loss adjustment expenses	12,874	323,327	—	336,201
Acquisition costs and other underwriting expenses	17,827	197,780	—	215,607
Corporate and other operating expenses	23,357	18,641	—	41,998
Interest expense	869	24,065	(9,142)	15,792
Loss on extinguishment of debt	3,060	—	—	3,060
Income (loss) before income taxes	$8,864	$(37,975)	$—	$(29,111)

The following table summarizes the components of income tax expense (benefit):

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current income tax expense:
Foreign	$4	$54	$—
U.S. Federal	422	—	163
Total current income tax expense	426	54	163
Deferred income tax expense (benefit):
U.S. Federal	2,395	3,395	(8,268)
Total deferred income tax expense (benefit)	2,395	3,395	(8,268)
Total income tax expense (benefit)	$2,821	$3,449	$(8,105)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average	$414	21.0%	$6,889	21.0%	$(7,975)	27.4%
Adjustments:
Tax exempt interest	—	—	—	—	(2)	—
Dividend exclusion	(89)	(4.5)	(78)	(0.2)	(202)	0.7
Non-deductible interest	—	—	—	—	1,773	(6.1)
Change in tax status	700	35.5	—	—	(1,704)	5.8
Parent income treated as partnership for tax	2,156	109.4	(4,057)	(12.4)	(533)	1.8
Other	(360)	(18.3)	695	2.1	538	(1.8)
Effective income tax expense (benefit)	$2,821	143.1%	$3,449	10.5%	$(8,105)	27.8%

The effective income tax expense rate for 2022 was 143.1%, compared with an effective income tax expense rate of 10.5% for 2021 and an effective income tax benefit rate of 27.8% for 2020. The difference between years is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2022 and 2021 are presented below:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$9,522	$8,696
Unearned premiums	10,581	11,049
Net operating loss carryforward	24,454	28,584
Partnership K1 basis differences	1,234	795
Loss on derivative instruments	—	1,763
Capital loss carryforwards	2,338	—
Investment impairments	124	147
Stock options	1,465	2,008
Stat-to-GAAP reinsurance reserve	1,668	1,517
Unrealized loss on securities available-for-sale	10,568	—
Depreciation and amortization	1,211	1,613
Intercompany transfers	—	—
Other	1,353	1,826
Total deferred tax assets	64,518	57,998
Deferred tax liabilities:
Intangible assets	3,146	4,395
Unrealized gain on securities available-for-sale and investments in limited partnerships included in accumulated other comprehensive income	—	1,601
Deferred acquisition costs	13,628	12,670
Partnership K1 basis differences	—	1,709
Other	645	294
Total deferred tax liabilities	17,419	20,669
Total net deferred tax assets	$47,099	$37,329

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States. Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2022 and 2021.

The Company has a net operating loss (“NOL”) carryforward of $116.4 million as of December 31, 2022, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2021 was $136.1 million.

The Company did not have any Section 163(j) ("163(j)") carryforward as December 31, 2022 or 2021. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2019.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities. All tax benefits recognized by the Company in 2022, 2021, and 2020 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company did not record any significant liabilities for tax-related interest and penalties on its consolidated balance sheets.

13.
Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Balance at beginning of period	$759,904	$662,811	$630,181
Less: Ceded reinsurance receivables	94,443	82,158	76,273
Net balance at beginning of period	665,461	580,653	553,908
Incurred losses and loss adjustment expenses related to:
Current year	367,298	376,306	367,739
Prior years	(8,070)	8,658	(31,538)
Total incurred losses and loss adjustment expenses	359,228	384,964	336,201
Paid losses and loss adjustment expenses related to:
Current year	103,442	149,092	183,109
Prior years	161,864	151,064	126,347
Total paid losses and loss adjustment expenses	265,306	300,156	309,456
Net balance at end of period	759,383	665,461	580,653
Plus: Ceded reinsurance receivables	73,021	94,443	82,158
Balance at end of period	$832,404	$759,904	$662,811

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2022, the Company decreased its prior accident year loss reserves by $8.1 million, which consisted of a $1.4 million decrease related to Commercial Specialty, a $1.5 million decrease related to Reinsurance Operations, and a $5.2 million decrease related to Exited Lines.

The $1.4 million decrease in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
General Liability: A $3.9 million increase mainly reflects higher than expected claims severity in accident years prior to 2006 and 2017 through 2021, partially offset by decreases in the 2006 through 2016 accident years.
•
Property: A $3.1 million decrease primarily recognizes lower than expected claims severity in the 2019 through 2021 accident years, partially offset by an increase in the 2015 and 2018 accident year.
•
Professional: A $2.2 million decrease primarily in 2008 through 2010 and 2012 through 2015 accident years.

The $1.5 million decrease in prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $3.6 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment; the inception-to-date case incurred remains zero in this year.

•
General Liability: A $2.1 million increase in the 2019 through 2021 accident years based on reported information from a cedant.

The $5.2 million decrease in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $4.6 million decrease primarily in the 2017 through 2019 and 2021 accident years, partially offset by increases in the 2016 and 2020 accident years.
•
General Liability: A $0.6 million decrease, primarily in the 2015 through 2017, 2019, and 2021 accident years, partially offset by increases in the 2018 and 2020 accident years.

During 2021, the Company increased its prior accident year loss reserves by $8.7 million, which consisted of a $1.6 million increase related to Commercial Specialty, a $1.1 million decrease related to Reinsurance Operations, and a $8.2 million increase related to Exited Lines.

The $1.6 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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

•
Property: A $1.9 million increase primarily recognizes higher than expected claims severity mainly in the 2016, 2018, and 2020 accident years, partially offset by a decrease in the 2015, 2017, and 2019 accident years.

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

The $8.2 million increase of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $12.4 million increase in total which is primarily due to case incurred emergence on a Property Brokerage claim in the 2018 accident year reflecting a higher estimated ultimate for Hurricane Michael. In addition, there was an increase in the 2016 and 2020 accident years which reflects higher than expected claims severity. The increases were partially offset by lower than expected severity in 2015, 2017 and 2019 accident years.

•
General Liability: A $2.6 million reduction primarily reflects lower than expected claims severity in the 2015 through 2017 and 2020 accident years, partially offset by an increase in the 2007, 2018 and 2019 accident year.

•
Reinsurance: A $1.6 million decrease was in the property lines and primarily in the 2011, 2015, 2017, 2018 and 2020 accident years, partially offset by increases in the 2010, 2012 and 2019 accident years.

During 2020, the Company reduced its prior accident year loss reserves by $31.5 million, which consisted of a $23.5 million decrease related to Commercial Specialty, a $1.7 million decrease related to Reinsurance Operations, and a $6.3 million decrease related to Exited Lines.

The $23.5 million reduction of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

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
•
Property: A $0.1 million decrease primarily recognizes lower than expected claims severity in a few of the prior accident years.
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

The $6.3 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $0.6 million decrease primarily reflects lower than anticipated claims severity in the 2015 through 2017 accident years and a reduction in the catastrophe reserve category in the 2017 accident year for subrogation recoveries from the California wildfires. This decrease is partially offset by a higher than expected claims severity in the 2018 and 2019 accident years. The bulk of the increase in the 2018 accident year reflects a higher estimated ultimate for Hurricane Michael; the increase in ultimate resulted from receiving additional information during the year for a Property Brokerage claim.

•
General Liability: A $2.4 million decrease primarily recognizes lower than expected claims severity mainly in the 2009 and 2015 through 2019 accident years, mostly offset by increases in the 2007 and 2013 accident years due to higher than anticipated claims severity.
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

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon management’s best estimate in consideration of known facts, existing case law, and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2022 and 2021, gross reserves for CD claims were $34.8 million and $31.4 million, respectively, and net reserves for CD claims were $33.4 million and $30.2 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2022, 2021, and 2020 were IBNR reserves of $18.9 million, $20.1 million, and $27.3 million, respectively, and case reserves of approximately $2.8 million, $1.9 million, and $1.4 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$39,153	$47,593	$48,825
Plus: Change in incurred losses and loss adjustment expenses	2,658	(7,500)	(259)
Less: Payments	4,669	940	973
Gross reserves for A&E losses and loss adjustment expenses – end of period	$37,142	$39,153	$47,593

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$21,985	$28,679	$29,033
Plus: Change in incurred losses and loss adjustment expenses	1,962	(6,500)	1
Less: Payments	2,300	194	355
Net reserves for A&E losses and loss adjustment expenses – end of period	$21,647	$21,985	$28,679

Establishing reserves for A&E and other mass tort claims involves more judgment than other types of claims due to factors including, but not limited to, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The insurance industry continues to receive a substantial number of asbestos-related bodily injury claims, with an increasing focus being directed toward other parties, including installers of products containing asbestos rather than against asbestos manufacturers. This shift has resulted in significant insurance coverage litigation implicating applicable coverage defenses or determinations, if any, including but not limited to, determinations as to whether or not an asbestos-related bodily injury claim is subject to aggregate limits of liability found in most comprehensive general liability policies.

As of December 31, 2022, 2021, and 2020, the survival ratio on a gross basis for the Company’s open A&E claims was 16.9 years, 33.3 years, and 35.5 years, respectively. As of December 31, 2022, 2021, and 2020, the survival ratio on a net basis for the Company’s open A&E claims was 22.8 years, 63.5 years, and 59.5 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts. The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2013 to 2021, is presented as required supplementary unaudited information.

Commercial Specialty

Property and Casualty Methodologies

Commercial Specialty’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December, 2022. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE for most reserve categories. Additional actuarial methodologies were employed to develop estimates of ultimate loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2022. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Commercial Specialty’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Commercial Specialty – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2022
Accident Year	2020	2021	2022	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2020	$75,609	$78,760	$77,860	$2,003	4,598
2021		84,037	82,841	5,712	4,206
2022			82,018	14,533	3,234
Total			$242,719

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022
	(unaudited)	(unaudited)
2020	$47,486	$69,944	$73,640
2021		50,846	74,860
2022			49,744
Total			198,244
All outstanding liabilities before 2020, net of reinsurance			3,025
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$47,500

The following is required supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Commercial Specialty - Property	61.0%	28.9%	4.7%

Commercial Specialty – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$63,931	$68,230	$68,081	$66,566	$65,193	$61,714	$58,961	$56,901	$56,786	$56,336	$1,226	2,597
2014		61,427	60,779	58,618	57,828	57,230	54,971	51,329	50,919	49,134	2,006	2,400
2015			57,710	57,088	58,384	58,993	60,231	56,498	56,279	55,322	2,652	2,162
2016				54,576	54,123	53,751	52,078	52,760	52,401	52,347	2,949	1,997
2017					54,654	54,978	53,876	54,704	56,273	57,369	4,535	1,915
2018						58,220	57,605	57,922	60,372	60,879	7,436	2,345
2019							69,145	69,114	73,968	76,844	9,924	2,695
2020								83,553	84,260	88,347	23,282	2,719
2021									112,124	113,382	55,202	3,689
2022										138,225	106,457	2,782
									Total	$748,185

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Commercial Specialty – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$6,439	$17,969	$29,705	$38,641	$46,475	$51,167	$52,468	$53,194	$53,471	$53,525
2014		4,011	15,924	26,526	34,504	40,293	43,505	45,831	46,263	46,578
2015			3,355	14,865	25,559	36,357	43,116	46,272	48,524	50,169
2016				4,148	14,047	22,064	34,973	40,639	44,130	47,352
2017					4,996	12,879	23,326	33,511	39,926	46,169
2018						4,303	13,869	22,194	34,745	42,884
2019							5,222	14,017	30,439	48,285
2020								5,510	19,623	40,665
2021									7,238	24,414
2022										12,022
Total										412,063
All outstanding liabilities before 2013, net of reinsurance										44,506
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$380,628

The following is required supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Commercial Specialty - Casualty	7.7%	17.4%	19.3%	19.7%	12.2%	7.6%	4.3%	1.7%	0.6%	0.1%

Reinsurance Lines

Casualty Methodology

Reinsurance Operations’ internal reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) by treaty. The current book of business is constituted of professional liability portfolios, retrocessions for casualty business, and primary reinsurance on a few smaller treaties. The reserve reviews were completed based on the latest data reported from the cedants which is typically on a quarter lag. Paid loss, ALAE and case reserves, shown in the reinsurance category tables below, which are originally based in a foreign currency, are remeasured in U.S. dollars based on the Foreign Exchange (“FX”) rate at the end of the period. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2022. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

The Company does not have direct access to claim frequency information underlying reinsurance contracts. As a result, the Company does not believe providing claim frequency information is practicable.

Reinsurance Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Years Ended December 31,										As of December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$1,009	$1,009	$1,009	$850	$850	$850	$—	$—	$—	$—	$—	—
2014		1,987	1,987	1,954	1,954	1,954	590	—	—	—	—	—
2015			2,779	2,779	2,779	2,779	2,179	1,090	—	—	—	—
2016				3,627	3,627	3,627	3,627	3,627	3,627	—	—	—
2017					4,358	4,358	4,358	4,358	4,358	4,358	4,356	—
2018						5,573	5,573	5,573	5,574	5,574	5,568	—
2019							13,686	13,686	13,685	14,080	11,092	—
2020								30,398	30,375	31,258	23,998	—
2021									49,177	50,122	42,927	—
2022										86,624	82,247	—
									Total	$192,016

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Reinsurance Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014		—	—	—	—	—	—	—	—	—
2015			—	—	—	—	—	—	—	—
2016				—	—	—	—	—	—	—
2017					—	2	2	2	2	2
2018						—	—	—	6	6
2019							27	801	1,014	1,925
2020								48	2,174	4,503
2021									1,593	3,986
2022										1,986
Total										12,408
All outstanding liabilities before 2013, net of reinsurance										—
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$179,608

The following is required supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited) (1)
Year	1	2	3	4	5	6	7	8	9	10
Reinsurance Lines - Casualty	0.6%	1.9%	1.1%	0.9%	—%	—%	—%	—%	—%	—%

(1)
May not be indicative of future average annual percentage payout of incurred claims due to a change in mix of business

Exited Lines

Property and Casualty Methodologies

Exited Lines’ internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December, 2022. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2022. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

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

Exited Lines – Property

(Dollars in thousands)

		Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,			As of December 31, 2022
Accident Year	2019	2020	2021	2022	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)
2019	$155,116	$159,713	$162,523	$160,865	$6,645	—
2020		155,747	159,718	161,351	9,558	—
2021			108,708	106,079	4,715	—
2022				42,818	4,017	—
Total				$471,113

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Exited Lines – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)
2019	$99,554	$128,338	$140,463	$145,406
2020		121,430	143,332	148,159
2021			82,528	98,809
2022				34,533
Total				426,907
All outstanding liabilities before 2019, net of reinsurance				44,812
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance				$89,018

The following is required supplementary information about average historical claims duration as of December 31, 2022.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4
Exited Lines - Property	73.9%	15.6%	5.3%	3.1%

Exited Lines – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,								As of December 31, 2022
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$18,612	$20,170	$21,243	$21,720	$21,133	$20,677	$20,045	$19,837	$864	—
2016		21,030	20,726	19,423	17,035	16,719	16,256	16,074	1,127	—
2017			19,683	18,730	17,624	17,056	15,516	15,114	1,518	—
2018				14,835	15,439	15,414	15,979	16,340	1,721	—
2019					13,574	13,518	13,870	13,613	2,934	—
2020						13,285	13,099	13,697	4,555	—
2021							12,376	12,160	8,115	—
2022								8,317	5,986	—
Total								$115,152

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Exited Lines – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$3,527	$8,605	$12,515	$15,575	$17,959	$18,584	$18,785	$18,806
2016		3,494	6,865	9,745	11,824	12,478	14,347	14,783
2017			2,051	4,635	8,406	11,585	12,021	12,413
2018				1,334	4,522	8,840	12,593	14,169
2019					1,975	5,011	7,900	9,820
2020						1,583	4,949	7,531
2021							1,628	3,125
2022								854
Total								81,501
All outstanding liabilities before 2015, net of reinsurance								4,683
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance								$38,334

The following is required supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8
Exited Lines - Casualty	13.9%	20.3%	21.5%	17.3%	7.2%	5.8%	1.9%	0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2022 is as follows:

Net outstanding liabilities
Commercial Specialty – Property	$47,500
Commercial Specialty – Casualty	380,628
Reinsurance Lines – Casualty	179,608
Exited Lines – Property	89,018
Exited Lines – Casualty	38,334
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	735,088
Reinsurance recoverable on unpaid claims
Commercial Specialty – Property	5,951
Commercial Specialty – Casualty	45,273
Reinsurance Lines – Casualty	—
Exited Lines – Property	19,590
Exited Lines – Casualty	(40)
Total reinsurance recoverable on unpaid claims	70,774
Other outstanding liabilities
Commercial Specialty
Ceded Allowance	8,992
Unallocated claims adjustment expenses	14,818
Loss Clearing	(918)
Reinsurance Lines
Unallocated claims adjustment expenses	595
Exited Lines
Fronted business ceded to Assurant	2,189
Unallocated claims adjustment expenses	2,042
Other	(1,176)
Total other outstanding liabilities	26,542
Total gross liability for unpaid losses and loss adjustment expenses	$832,404

14.
Debt

The Company’s outstanding debt consisted of the following at December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021 (1)
7.875% Subordinated Notes due 2047	$—	$126,430

(1) Amounts outstanding at December 31, 2021 represent outstanding principal of $130.0 million, net of unamortized debt costs of $3.6 million

Margin Borrowing Facility

The Company has available a margin borrowing facility but did not have any amounts outstanding on the margin borrowing facility as of December 31, 2022 or 2021. The borrowing rate for this facility is tied to the Fed Funds Effective rate and was approximately 5.1% and 0.8% at December 31, 2022 and 2021, respectively. This facility is due on demand. The borrowings are subject to maintenance margin, which is a minimum account balance that must be maintained. A decline in market conditions could require an additional deposit of collateral. The Company did not have any securities that were deposited as collateral at December 31, 2022 or 2021. The amount borrowed against the margin account may fluctuate as routine investment transactions, such as dividends received, investment income received, maturities and pay-downs, impact cash balances. The margin facility contains customary events of default, including, without limitation, insolvency, failure to make required payments, failure to comply with any representations or warranties, failure to adequately assure future performance, and failure of a guarantor to perform under its guarantee.

The Company recorded interest expense related to the Margin Borrowing Facility of approximately $0.5 million for the year ended December 31, 2020. The Company did not incur any interest expense related to the Margin Borrowing Facility for the years ended December 31, 2022 or 2021.

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

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2045 Notes was $4.9 million for the year ended December 31, 2020. The Company did not incur any interest expense related to the 2045 Notes for the years ended December 31, 2022 and 2021.

7.875% Subordinated Notes due 2047

On April 15, 2022, the Company redeemed the entire $130.0 million in aggregate principal amount of the outstanding 2047 Notes plus accrued and unpaid interest on the 2047 Notes redeemed to, but not including the Redemption Date of April 15, 2022. In connection with the redemption, the Company wrote off deferred issuance costs of $3.5 million which was recognized as a loss on extinguishment of debt in its consolidated statements of operations for the year ended December 31, 2022.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2047 Notes was $3.0 million, $10.4 million, and $10.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In connection with the redemption of the 2047 Notes, the Supplemental Indenture and the co-obligor transaction are no longer effective. Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Supplemental Indenture and the co-obligor transaction.

As a result of this redemption, the Company no longer has any outstanding debt with third parties.

15.
Leases

The Company leases office space and equipment under various operating lease arrangements. The Company’s leases have remaining lease terms ranging from 8 months to 7 years. Some building leases have options to extend, terminate, or retract the leased area. During the year ended December 31, 2021, the Company exercised the contraction clause of one of its leases. The Company incurred a $0.3 million contraction fee in conjunction with exercising the contraction clause. The related lease ROU asset and lease liability were revalued when the Company exercised the contraction clause.

In conjunction with the sale of the renewal rights related to the Company's Farm, Ranch & Stable business, lease ROU assets related to building space, parking, and equipment at the Company’s Omaha Nebraska location were evaluated for impairment. An impairment loss of $0.5 million was recognized and included in acquisition costs and other underwriting expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. The lease ROU assets and lease liabilities related to the Omaha Nebraska building and parking lease were also re-measured due to the Company’s intention to exercise the early termination clause which allows the Company to reduce the length of the lease term from 125 months to 65 months.

In conjunction with the sale of the renewal rights related to the Company's manufactured and dwelling homes business, lease ROU assets related to building space, parking, and equipment at the Company’s Scottsdale Arizona location were evaluated for impairment. An impairment loss of $0.7 million was recognized in acquisition costs and other underwriting expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. An impairment loss of $1.5 million was recognized and included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2021. The lease ROU assets and lease liabilities related to the Scottsdale Arizona building and parking lease were also re-measured due to the Company’s intention to exercise the early termination clause which allows the Company to reduce the length of the lease term from 131 months to 95 months.

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

Please see Note 3 for additional information on the sale of renewal rights.

Since employees in Ireland work remotely, the company decided to terminate its lease in Cavan Ireland. As a result, an impairment loss of $0.2 million was recognized and included in acquisition costs and other underwriting expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022.

The impairments losses recognized on leases were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Scottsdale Arizona	$681	$1,515	$—
Omaha Nebraska	488	—	—
Cavan Ireland	168	—	—
Total lease impairment	$1,337	$1,515	$—

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease expenses	$2,372	$2,789	$2,952
Short-term lease expenses	15	8	7
Sublease income	(331)	(55)	—
Total lease expenses	$2,056	$2,742	$2,959

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$2,056	$2,797	$2,012
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$783	$772

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2022	2021
Assets:
Operating lease assets	Lease right of use assets	$11,739	$16,051

Liabilities:
Operating lease liabilities	Lease liabilities	$15,701	$19,079

Weighted-average remaining lease term
Operating leases		6.6 years	7.7 years

Weighted-average discount rate
Operating leases (1)		0.9%	0.9%

(1) Represents the Company’s incremental borrowing rate at the time the leases were contracted.

At December 31, 2022, future minimum lease payments under non-cancelable operating leases were as follows.

(Dollars in thousands)	Operating Leases (1)	Expected Sublease Income
2023	$2,995	$291
2024	2,799	297
2025	2,831	388
2026	2,650	342
2027	1,590	—
Thereafter	3,241	—
Total future minimum lease payments	16,106	1,318
Less: amount representing interest	405	—
Present value of minimum lease payments	$15,701	$1,318

(1)
Includes future minimum lease payments of $4.6 million on leases that have been impaired because the property is no longer in use.

16.
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

Since Global Indemnity Group, LLC is a holding company and has no direct operations, its ability to pay distributions depends, in part, on the ability of its subsidiaries to generate income to pay dividends. Penn-Patriot Insurance Company and its insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Global Indemnity Investments, Inc. is dependent on generating investment income in order to pay a dividend to Global Indemnity Group, LLC. See Note 22 for additional information regarding dividend limitations imposed on Penn-Patriot Insurance Company and its subsidiaries.

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

Dividends/ Distributions

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
September 23, 2022	October 4, 2022	October 11, 2022	3,616
December 8, 2022	December 23, 2022	December 30, 2022	3,389
Various (1)	Various	Various	339
Total			$14,543

(1)
Represents distributions declared on unvested shares, net of forfeitures

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
September 11, 2021	September 23, 2021	September 30, 2021	3,583
December 4, 2021	December 20, 2021	December 31, 2021	3,587
Various (1)	Various	Various	259
Total			$14,578

(1)
Represents distributions declared on unvested shares, net of forfeitures

Dividend / Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2020 as follows:

Approval Date	Record Date	Payment Date	Total Dividends / Distributions Declared (Dollars in thousands)
February 9, 2020 (1)	March 24, 2020	March 31, 2020	$3,539
June 7, 2020 (1)	June 23, 2020	June 30, 2020	3,545
September 13, 2020 (2)	September 25, 2020	September 30, 2020	3,552
December 6, 2020 (2)	December 24, 2020	December 31, 2020	3,558
Various (3)	Various	Various	451
Total			$14,645

(1)
Represents dividends payments
(2)
Represents distribution / return of capital payments
(3)
Represents dividends / distributions declared on unvested shares, net of forfeitures

In addition, distributions of $0.4 million, $0.4 million, and $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during each of the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022 and 2021, accrued distributions on unvested common shares, which were included in other liabilities on the consolidated balance sheets, were $1.1 million and $0.9 million, respectively. Accrued preferred distributions were less than $0.1 million as of December 31, 2022 and 2021 and were also included in other liabilities on the consolidated balance sheets.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2022, 2021, and 2020, Global Indemnity purchased an aggregate of 15,954, 17,318 and 5,120, respectively, of surrendered class A common shares from its employees for $0.4 million, $0.5 million, and $0.2 million, respectively.

On October 21, 2022, GBLI announced that it would commence a stock repurchase program beginning in the fourth quarter of 2022. Repurchases of up to $32 million of Global Indemnity Group, LLC’s currently outstanding class A common shares have been authorized by Global Indemnity Group, LLC’s Board of Directors. On January 3, 2023, the Company announced that it increased the stock repurchase authorization to $60 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

During 2022, Global Indemnity repurchased 907,082 shares from third parties under this repurchase program for an aggregate amount of $21.9 million or $24.17 per share. Of these shares repurchased, one of the Directors of Global Indemnity Group, LLC purchased 138,151 shares for $24.17 per share in December 31, 2022. As a result of these transactions, book value per share increased by $1.09 per share.

Shares purchased from employees or third parties by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2022:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Class A common shares:
January 1-31, 2022	4,781	(3)	$25.13	—	—
June 1-30, 2022	11,173	(3)	$26.28	—	—
October 1-31, 2022	200,000	(4)	$23.49	200,000	27,302,000
November 1-30, 2022	250,000	(4)	$24.50	250,000	21,177,000
December 1-31, 2022	457,082	(4)	$24.28	457,082	10,079,066
Total	923,036		$24.20	907,082

(1)
Based on settlement date.
(2)
Based on the $32 million share repurchase authorization announced on October 21, 2022.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock.
(4)
Purchased as part of the repurchase program announced in October 2022.

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

Global Indemnity Group, LLC converted 153,594 and 186,160 of class B common shares to class A common shares on November 14, 2022 and April 5, 2021, respectively. There were no other class B common shares that were surrendered, repurchased, or redeemed in 2022 or 2021.

Each class A common share has one vote and each class B common share has ten votes.

As of December 31, 2022, Global Indemnity Group, LLC’s class A common shares were held by approximately 150 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2022. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of December 31, 2022.

17.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.2% of the voting power of Global Indemnity Group, LLC as of December 31, 2022. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Preferred Interests at a price of $1,000 per Series A Preferred Interest, for the aggregate purchase price of $4,000,000. While these preferred interests are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the preferred interests exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively. Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with any exercise of the foregoing provisions. See Note 16 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the Series A Cumulative Fixed Rate Preferred Interests.

Pursuant to the Third Amended and Restated Management Agreement, (“Management Agreement”) dated August 28, 2020, between Global Indemnity Group, LLC and Fox Paine & Company, LLC, Global Indemnity Group, LLC agrees to pay, or to cause one of its affiliates to pay, an annual service fee (“Annual Service Fee”) as compensation for Fox Paine & Company, LLC’s ongoing provision of certain financial and strategic consulting, advisory and other services to Global Indemnity Group, LLC and its affiliates, and to reimburse all direct and indirect expenses paid or incurred in connection with such services upon request, excluding expenses for travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors. The Annual Service Fee is adjusted annually to reflect the aggregate increase in the CPI-U. The current fee charged in 2022 was $3.0 million. Should Global Indemnity Group, LLC and Fox Paine & Company, LLC agree that the Annual Service Fee will be deferred, the Annual Service Fee will become subject to an annual adjustment equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Service Fees and adjustment amounts accumulated and unpaid through such date.

Management fee expense of $2.9 million, $2.7 million, and $2.6 million was incurred during the years ended December 31, 2022, 2021, and 2020, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.1 million and $1.9 million as of December 31, 2022 and 2021, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors, for those services from time to time. Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by Global Indemnity Group, LLC’s Conflicts Committee, which is composed of independent directors, and the Board of Directors (other than Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, who is not a member of the Conflicts Committee and recuses himself from the Board of Directors’ deliberations related to fees paid to Fox Paine & Company, LLC or its affiliates).

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

18.
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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2022, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

In 2021, the Company entered into a $25 million commitment to purchase an alternative investment vehicle comprised of performing, stressed or distressed securities and loans across the global fixed income markets. As of December 31, 2022, the Company has fully funded this commitment.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 17 above for additional information pertaining to this management agreement.

COVID-19

There is risk that legislation could be passed or there could be a court ruling which would require the Company to cover business interruption claims regardless of terms, exclusions including the virus exclusions contained within the Company’s Commercial Specialty and Exited Lines policies, or other conditions included in policies that would otherwise preclude coverage.

19.
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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2020	600,000	200,000	800,000	$35.06
Options issued	300,000	—	300,000	52.79
Options forfeited	—	(100,000)	(100,000)	38.43
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2020	900,000	100,000	1,000,000	40.04
Options issued	—	140,000	140,000	28.70
Options forfeited	(300,000)	(146,667)	(446,667)	47.06
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2021	600,000	93,333	693,333	33.23
Options issued	200,000	—	200,000	20.77
Options forfeited	—	(46,666)	(46,666)	28.70
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2022	800,000	46,667	846,667	$30.54
Options exercisable at December 31, 2022	50,000	—	50,000	$20.77

The Company awarded 200,000 time-based options with an average strike price of $20.77 during the year ended December 31, 2022. None of these options were forfeited during the year ended December 31, 2022. See note below under Chief Executive Officer for additional information. The Company awarded 140,000 performance-based options with an average strike price of $28.70 during the year ended December 31, 2021. Of these options, 46,666 options and 46,667 options were forfeited during the years ended December 31, 2022 and 2021, respectively. The Company awarded 300,000 time-based options with an average strike price of $52.79 during the year ended December 31, 2020. These options were forfeited during the year ended December 31, 2021.

The Company recorded $0.3 million, ($1.1) million, and $1.6 million of compensation expense for stock options under the Plan during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company did not receive any proceeds from the exercise of options during 2022, 2021 or 2020 under the Plan.

Compensation expense related to options outstanding under the Plan is anticipated to be $0.6 million in 2023.

Option intrinsic values, which are the differences between the fair value of $23.31 at December 31, 2022 and the weighted average strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	846,667	30.54	$2.1 Million
Exercisable	50,000	20.77	$0.1 Million
Exercised (1)	—	—	—

(1)
The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The weighted average fair value of options granted under the Plan was $2.98 in 2022, $6.95 in 2021 and $1.92 in 2020 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2022	2021	2020
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	22.56%	38.64%	38.32%
Risk-free interest rate	4.49%	0.2%	0.4%
Expected option life	2.0 years	3.5 years	3.5 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2022, 2021, and 2020:

Ranges of Exercise Prices	Outstanding at December 31, 2022	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 - $19.99	300,000	$17.87	0.0 years
$20.00 - $24.99	200,000	$20.77	6.8 years
$25.00 - $39.99	46,667	$28.70	8.1 years
$50.00 - $59.99	300,000	$50.00	5.0 years
Total	846,667

Ranges of Exercise Prices	Outstanding at December 31, 2021	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 - $19.99	300,000	$17.87	0.0 years
$25.00 - $39.99	93,333	$28.70	9.0 years
$50.00 - $59.99	300,000	$50.00	6.0 years
Total	693,333

Ranges of Exercise Prices	Outstanding at December 31, 2020	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 — $19.99	300,000	$17.87	0.7 years
$25.00 — $39.99	100,000	$38.43	4.0 years
$50.00 — $59.99	600,000	$51.40	8.5 years
Total	1,000,000

Restricted Shares / Restricted Stock Units

In addition to stock option grants, the Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $2.0 million, $2.5 million, and $3.2 million for 2022, 2021, and 2020, respectively. There is no unrecognized compensation expense for the non-vested restricted stock at December 31, 2022. The Company recognized compensation expense for restricted stock units of $1.5 million, $0.9 million, and $3.2 million for 2022, 2021 and 2020, respectively. The total unrecognized compensation expense for the non-vested restricted stock units is $0.7 million at December 31, 2022, which will be recognized over a weighted average life of 1.2 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2019	1,171,576	639,080	1,810,656
2020	—	108,521	108,521
2021	—	83,199	83,199
2022	—	97,260	97,260
	1,171,576	928,060	2,099,636

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2022, 2021, and 2020:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2020	62,240	37.00
Shares issued	108,521	24.86
Shares vested	(128,623)	26.84
Shares forfeited	(6,735)	27.74
Non-vested Restricted Shares at December 31, 2020	35,403	38.45
Shares issued	83,199	27.24
Shares vested	(101,048)	29.59
Shares forfeited	(2,915)	36.58
Non-vested Restricted Shares at December 31, 2021	14,639	36.23
Shares issued	97,260	25.08
Shares vested	(100,975)	25.49
Shares forfeited	(10,924)	36.23
Non-vested Restricted Shares at December 31, 2022	—	$—

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Unit Awards
Year	Employees	Directors	Total
Inception through 2019	175,498	—	175,498
2020	161,238	41,667	202,905
2021	—	—	—
2022	—	—	—
	336,736	41,667	378,403

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2022, 2021, and 2020:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2020	175,498	$30.18
Restricted Stock Units issued	202,905	29.02
Restricted Stock Units vested	(41,667)	24.00
Restricted Stock Units forfeited	(21,710)	30.06
Non-vested Restricted Stock Units at December 31, 2020	315,026	$30.26
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(44,245)	30.08
Restricted Stock Units forfeited	(43,425)	30.06
Non-vested Restricted Stock Units at December 31, 2021	227,356	$30.33
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(47,633)	30.35
Restricted Stock Units forfeited	(51,885)	29.82
Non-vested Restricted Stock Units at December 31, 2022	127,838	$30.53

Upon vesting, the restricted stock units are converted to restricted class A common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2020, the Company granted 202,905 restricted stock units comprised of grants of 161,238 restricted stock units to key employees with a weighted average grant date value of $30.32 per share and a grant of 41,667 restricted stock units to a non-employee director with a weighted average grant date fair value of $24.00 per share.

Of the 161,238 restricted stock units, 3,375 of these restricted stock units vest evenly over three years on January 1, 2021, January 1, 2022 and January 1, 2023.

66,957 of these restricted stock units vest as follows:

•
10.0% vested on June 18, 2021, 20% vested on June 18, 2022, and 30.0% and 40.0% of the restricted stock units will vest on June 18, 2023 and June 18, 2024, respectively.

The remaining 90,906 restricted stock units vest as follows:

•
16.5% vested on January 1, 2021, 16.5% vested on January 1, 2022, and 17.0% of the restricted stock units will vest on January 1, 2023.
•
Subject to Board approval, 50% of restricted stock units will vest 100%, no later than March 15, 2023, following a re-measurement of 2019 results as of December 31, 2022.

The Company did not grant any restricted class A common shares during 2020.

During 2022, 2021, and 2020, the Company granted 97,260, 83,199, and 108,521 class A common shares, respectively, at a weighted average grant date value of $25.08, $27.24, and $24.86 per share, respectively, to non-employee directors of the Company under the Plan. Of these shares granted during 2022, 2021, and 2020, 32,540 shares, 20,392 shares, and 30,172 shares, respectively, are deferred until January 1, 2024 or a change of control, whichever is earlier. The remaining shares granted to non-employee directors of the Company in 2022, 2021, and 2020 were fully vested but subject to certain restrictions.

There was no restricted class A common shares or restricted stock units granted to key employees during the years ended December 31, 2022 or 2021.

Book Value Appreciation Rights (“BVAR”)

In 2021, the Company granted 2,500,000 Penn-Patriot BVARs with an aggregate initial notional value equal to approximately 5% of Penn-Patriot’s book value, which entitled the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. These BVARs were forfeited in 2022.

In 2021, the Company also granted 400,000 Penn-Patriot BVARS with an aggregate initial notional value equal to approximately 0.8% of Penn-Patriot’s book value, which entitled the holder to a payment based on the value of the per-BVAR appreciation in Penn-Patriot’s book value over the initial notional value. These BVARs were forfeited in 2022.

There were no BVARs granted during the years ended December 31, 2022 and 2020.

The Company recorded $2.3 million in compensation expense during the year ended December 31, 2021. This expense was reversed in 2022 when the BVARs were forfeited. There was no compensation expense related to BVARs during the year ended 2020. There were no accrued expenses related to BVARs as of December 31, 2022. Accrued expenses related to BVARs was $2.3 million as of December 31, 2021.

Book Value Rights ("BVR")

In 2022, the Company granted 179,096 Penn-Patriot Book Value Rights. Of these BVR, 69,034 BVR have a three year cliff vesting period. 34,463 BVR will vest on December 31, 2024. 20,855 BVR will vest 50% on April 18, 2025 and 50% on April 18, 2027. The remaining 54,745 BVR will vest as follows:

•
16.5% will vest on January 1, 2023, 16.5% will vest on January 1, 2024, and 17.0% of the book value rights will vest on January 1, 2025.
•
Subject to Board approval, 50% of the book value rights will vest 100%, no later than March 15, 2026, following a re-measurement of 2022 results as of December 31, 2025.

In 2021, the Company granted 131,438 Penn-Patriot Book Value Rights. Of these BVR, 97,432 BVR have a three year cliff vesting period. Of the remaining 34,006 BVR, 50% vested on October 26, 2022 and 50% will vest upon Penn-Patriot’s Affiliates reduction of the Total Insured Value of a specified book of premium by 95% which is estimated to occur on approximately October 26, 2023.

There were no book value rights issued during the year ended December 31, 2020.

All of the book value rights are payable in either cash or Global Indemnity Group, LLC's class A common shares at the discretion of Global Indemnity Group, LLC's Board of Directors.

The following table summarizes the non-vested book value rights activity for the years ended December 31, 2022, 2021, and 2020:

Number of Shares
Non-vested Book Value Rights at January 1, 2020 and 2021	—
BVR issued	131,438
BVR vested	—
BVR forfeited	(5,000)
Non-vested Book Value Rights at December 31, 2021	126,438
BVR issued	179,096
BVR vested	(17,006)
BVR forfeited	(59,505)
Non-vested Book Value Rights at December 31, 2022	229,023

The Company recorded $0.8 million and $0.1 million in compensation expense during the years ended December 31, 2022 and 2021, respectively, and had $0.7 million and $0.1 million accrued as of December 31, 2022 and 2021, respectively, related to the book value rights. There was no compensation expense related to book value rights during the year ended December 31, 2020.

Chief Executive Officer

Effective October 21, 2022, Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as its Chief Executive Officer ("CEO"). The CEO Agreement provides for a grant of 200,000 stock options to acquire GBLI class A common shares with an exercise price equal to the closing price of GBLI’s class A common shares on the date of the grant. The options vest in four equal tranches as follows: 25% on each of November 1, 2022, February 1, 2023, May 1, 2023 and August 1, 2023 (subject to Mr. Brown remaining employed with the Company through each vesting date), and to the extent vested, are exercisable within 7 years of the grant notwithstanding any earlier termination of employment. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2018 Share Incentive Plan and written option agreement.

The CEO Agreement provides that GBLI may terminate Mr. Brown’s employment at any time for any reason. If Mr. Brown is terminated without “cause” prior to August 1, 2023, the stock option will accelerate and fully vest.

20.
401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $2.0 million, $1.9 million, and $1.9 million for the three years ended December 31, 2022, 2021, and 2020, respectively.

21.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income (loss)	$(850)	$29,354	$(21,006)
Less: preferred stock distributions	440	440	152
Net income (loss) available to common shareholders	$(1,290)	$28,914	$(21,158)

Denominator:
Weighted average shares for basic earnings per share	14,482,164	14,426,739	14,291,265
Non-vested restricted stock	—	11,016	—
Non-vested restricted stock units	—	120,936	—
Options	—	105,639	—
Weighted average shares for diluted earnings per share (1)	14,482,164	14,664,330	14,291,265

Earnings per share - Basic	$(0.09)	$2.00	$(1.48)
Earnings per share - Diluted	$(0.09)	$1.97	$(1.48)

(1)
For the years ended December 31, 2022 and 2020, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for these periods.

If the Company had not incurred a loss in the years ended December 31, 2022 and 2020, 14,644,274 and 14,458,008 weighted average shares, respectively, would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the years ended December 31, 2022 and 2020 would have included 0 and 17,470 shares of non-vested restricted stock, respectively, 74,987 and 57,456 restricted stock units, respectively, and 87,124 and 91,816 share equivalents for options, respectively.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2022, 2021, and 2020 does not include 346,667, 393,333, and 700,000 options, respectively, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share for the year ended December 31, 2020 does not include 66,957 restricted stock units which were deemed to be anti-dilutive. There were no restricted stock units which were deemed to be anti-dilutive for the years ended December 31, 2022 and 2021.

22.
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

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2022, the maximum amount of distributions that could be paid in 2023 by Penn-Patriot Insurance Company, the United National insurance companies, and the Penn-America insurance companies under applicable laws and regulations without regulatory approval is approximately $36.7 million, $25.5 million, and $11.0 million, respectively. The Penn-America insurance companies limitation includes $3.6 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2022 ownership percentages. In 2022, the United National insurance companies, Penn-America insurance companies, and American Reliable Insurance Company paid dividends in the amount of $4.5 million, $7.5 million, and $124.8 million, respectively, during the year ended December 31, 2022. The $124.8 million of dividends paid by American Reliable Insurance Company represented two extraordinary dividends approved by the Arizona Department of Insurance. An extraordinary dividend in the amount of $22.5 million was paid in April 2022 and an extraordinary dividend in the amount of $102.3 million, which was contingent on the sale of American Reliable Insurance Company to Everett Cash Mutual, was paid in December 2022.

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

Based on the standards currently adopted, the Company reported in its 2022 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Statutory capital and surplus, as of end of period	$367,275	$359,471	$342,987
Statutory net income	23,044	29,696	73,655

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

As a result of the merger, the Company no longer has any subsidiaries which are Bermuda licensed companies and is not required to prepare annual statutory financial statements in accordance with the Bermuda Insurance Act 1978 for 2022, 2021 and 2020.

23.
Segment Information

During the fourth quarter of 2022, the Company decided to restructure its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company will be exiting its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company will cease writing new business and existing renewals will be placed in run-off for these four divisions. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Previously, on October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business which were part of the Specialty Property segment. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment, as well as exit certain property and catastrophe lines within the Reinsurance Operations segment. In the fourth quarter of 2022, the Company also decided it will reduce writings within its Reinsurance Operations segment. Based on the decisions to exit or downsize these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of the Exited Lines in a separate segment. The chief operating decision makers also determined that the small amount of specialty property business that remained from the Specialty Property segment would be included as a product offering in the Commercial Specialty segment for purpose of reviewing results and allocating resources. Several smaller reinsurance treaties have also been reclassified from Reinsurance to Commercial Specialty. The Reinsurance Operations segment writes casualty treaties as well as individual excess policies. Accordingly, the Company has three reportable segments: Commercial Specialty, Reinsurance Operations, and Exited Lines. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. The segment results for the years ended December 31, 2021 and 2020 have been revised to reflect these changes.

All three segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 5.

The Company manages its business through two ongoing business segments. Commercial Specialty offers specialty property and casualty products designed for GBLI's Wholesale Commercial and InsurTech product offerings. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff.

The following are tabulations of business segment information for the years ended December 31, 2022, 2021, and 2020. Corporate information is included to reconcile segment data to the consolidated financial statements.

2022: (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$401,025	$158,711		$167,867	$727,603
Net written premiums	$383,682	$158,711		$48,938	$591,331
Net earned premiums	$377,953	$141,287		$83,231	$602,471
Other income (loss)	1,029	(82)		515	1,462
Total revenues	378,982	141,205		83,746	603,933
Losses and Expenses:
Net losses and loss adjustment expenses	225,389	85,385		48,454	359,228
Acquisition costs and other underwriting expenses	141,471	51,721		43,189	236,381
Income (loss) from segments	$12,122	$4,099		$(7,897)	8,324
Unallocated Items:
Net investment income					27,627
Net realized investment losses					(32,929)
Other income					29,903
Corporate and other operating expenses					(24,421)
Interest expense					(3,004)
Loss on extinguishment of debt					(3,529)
Income before income taxes					1,971
Income tax expense					(2,821)
Net loss					$(850)

Segment assets	$980,884	$376,405		$277,031	$1,634,320
Corporate assets					166,455
Total assets					$1,800,775

(1)
External business only, excluding business assumed from affiliates.

2021: (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$373,552	$103,690		$204,880	$682,122
Net written premiums	$353,105	$103,690		$123,273	$580,068
Net earned premiums	$331,503	$76,663		$187,444	$595,610
Other income (loss)	1,028	(95)		882	1,815
Total revenues	332,531	76,568		188,326	597,425
Losses and Expenses:
Net losses and loss adjustment expenses	202,176	48,064		134,724	384,964
Acquisition costs and other underwriting expenses	120,877	26,698		75,266	222,841
Income (loss) from segments	$9,478	$1,806		$(21,664)	(10,380)
Unallocated Items:
Net investment income					37,020
Net realized investment gains					15,887
Other income					27,936
Corporate and other operating expenses					(27,179)
Interest expense					(10,481)
Income before income taxes					32,803
Income tax expense					(3,449)
Net income					$29,354

Segment assets	$915,428	$247,366		$464,936	$1,627,730
Corporate assets					385,079
Total assets					$2,012,809

(1)
External business only, excluding business assumed from affiliates.

2020: (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$310,354	$55,616		$240,633	$606,603
Net written premiums	$288,745	$55,616		$203,806	$548,167
Net earned premiums	$277,892	$46,105		$243,702	$567,699
Other income	888	191		959	2,038
Total revenues	278,780	46,296		244,661	569,737
Losses and Expenses:
Net losses and loss adjustment expenses	140,388	28,718		167,095	336,201
Acquisition costs and other underwriting expenses	102,680	16,148		96,779	215,607
Income (loss) from segments	$35,712	$1,430		$(19,213)	17,929
Unallocated Items:
Net investment income					28,392
Net realized investment losses					(14,662)
Other income					80
Corporate and other operating expenses					(41,998)
Interest expense					(15,792)
Loss on extinguishment of debt					(3,060)
Loss before income taxes					(29,111)
Income tax benefit					8,105
Net loss					$(21,006)

Segment assets	$824,987	$137,950		$555,943	$1,518,880
Corporate assets					386,028
Total assets					$1,904,908

(1)
External business only, excluding business assumed from affiliates.

24.
Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2022, 2021, and 2020:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Federal income taxes paid	$426	$54	$162
Federal income taxes recovered	—	—	10,987
Interest paid	5,125	10,340	16,602

25.
Government Assistance

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which provides tax relief and incentives to help in the recovery of businesses that partially or fully suspended operations during the coronavirus (“COVID-19”) pandemic in 2020. The CARES Act contains numerous benefits, one of which is the Employee Retention Credit for Employers Subject to Closure Due to COVID-19 (the “COVID-19 Employee Retention Credit” or “ERC”). The ERC was further enhanced with the passage of the Consolidated Appropriation Act (“CAA”) in December 2020.

The Company qualified for a $5.3 million credit in 2021 by continuing to pay employees at locations that were fully or partially suspended as a result of a COVID-19 related government order. In 2021, qualified wages paid by employers with an average of 500 or less full time employees is defined as all wages paid during any quarter in which the employer is eligible for the ERC. In 2021, the credit was 70% of qualified wages up to a maximum credit of $7,000 per employee per quarter.

The Company received $5.5 million during the year ended December 31, 2022. Of this amount, $5.3 million was recorded as a reduction to compensation cost, which is a component of corporate and other operating expenses, and $0.2 million was recorded as interest income on the Company’s consolidated statements of operations during the year ended December 31, 2022. The Company did not receive any amounts during the years ended December 31, 2021 and 2020.

26.
New Accounting Pronouncements

Accounting Standards Adopted in 2022

In November, 2021, the FASB issued updated guidance which requires business entities to make annual disclosures about certain government assistance that it receives. The updated guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022. Other than the $5.5 million of payments received for the Cares Act, the adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

27.
Subsequent Events

Distribution

On March 2, 2023, Global Indemnity Group, LLC’s Board of Directors approved a distribution payment of $0.25 per common share to be paid on March 31, 2023 to all shareholders of record as of the close of business on March 24, 2023.

Share Repurchase

On January 3, 2023, Global Indemnity Group, LLC announced that it has authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. The authorization to repurchase will expire on December 31, 2027.

Subsequent to year end, an additional 250,000 shares were repurchased as part of the share repurchase program. Including the 2022 repurchases, a total of 1,157,082 shares were repurchased at an average purchase price of $24.54 per share as part of the $60 million share repurchase program.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2022. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2022, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 135.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control Over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

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

March 15, 2023

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (“2023 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2023 Proxy Statement.

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

The following documents are filed as part of this report:

(a)(1) The Financial Statements listed in the accompanying index on page 72 are filed as part of this report.

(a)(2) The Financial Statement Schedules listed in the accompanying index on page 72 are filed as part of this report.

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

10.21*

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

10.23*

Chief Executive Officer Agreement with David Charlton amended and restated as of May 7, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34809)).

10.24*

Separation Agreement and General Release with David Charlton dated November 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 21, 2022 (File No. 001-34809)).

10.25*

Chief Executive Officer Agreement with Joseph W. Brown dated November 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2022 (File No. 001-34809)).

10.26*

Chief Operating Officer Agreement with Reiner R. Mauer effective May 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 17, 2021 (File No. 001-34809)).

10.27*

Separation Agreement and General Release with Reiner Mauer dated November 21, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2022 (File No. 001-34809)).

10.28

Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.29

Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

10.30

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

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ Joseph W. Brown
Name:	Joseph W. Brown
Title:	Chief Executive Officer
Date:	March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2023.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman
Saul A. Fox

/s/ Joseph W. Brown	Chief Executive Officer and Director
Joseph W. Brown

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Fred R. Donner	Director
Fred Donner

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Jason B. Hurwitz	Director
Jason B. Hurwitz

/s/ Gary C. Tolman	Director
Gary C. Tolman

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2022
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$352,533	$344,103	$344,103
States, municipalities, and political subdivisions	33,471	31,595	31,595
Mortgage-backed and asset-backed securities	370,498	350,180	350,180
Public utilities	39,796	38,261	38,261
All other corporate bonds	505,425	484,059	484,059
Total fixed maturities	1,301,723	1,248,198	1,248,198
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	17,520	17,520	17,520
Total equity securities	17,520	17,520	17,520
Other long-term investments	38,176	38,176	38,176
Total investments	$1,357,419	$1,303,894	$1,303,894

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

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2022	December 31, 2021
Fixed maturities	$86,310	$59,113
Equity securities, at fair value	1,694	77,264
Other invested assets	23,573	86,234
Total investments	111,577	222,611
Cash and cash equivalents	4,775	3,389
Intercompany note receivable (1)	69,400	—
Interest receivable – affiliates	627	—
Equity in unconsolidated subsidiaries (1)	444,517	480,866
Receivable for securities	—	332
Other assets	1,130	4,978
Total assets	$632,026	$712,176
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Note payable - affiliates (1)	$—	$2,800
Payable for securities	49	—
Due to affiliates (1)	4,623	1,622
Other liabilities	1,125	1,133
Total liabilities	5,797	5,555
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,876,041 and 10,574,589, respectively; class A common shares outstanding: 10,073,660 and 10,557,093, respectively; class B common shares issued and outstanding: 3,793,612 and 3,947,206, respectively	—	—
Additional paid-in capital	451,305	447,406
Accumulated other comprehensive income, net of tax	(43,058)	6,404
Retained earnings	233,468	249,301
Class A common shares in treasury, at cost: 802,381 and 17,496 shares, respectively	(19,486)	(490)
Total shareholders' equity	626,229	706,621
Total liabilities and shareholders’ equity	$632,026	$712,176

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020 (1)
Revenues:
Net investment income	$(1,980)	$6,763	$2,876
Intercompany interest income (2)	627	—	57
Net realized investment gains (losses)	(4,620)	13,563	(1,444)
Other income	—	—	1
Total revenues	(5,973)	20,326	1,490
Expenses:
Intercompany interest expense (2)	2	1	550
Interest expense	41	142	218
Corporate and other operating expenses	723	864	23,641
Loss on extinguishment of debt	3,529	—	3,060
Income (loss) before equity in earnings of unconsolidated subsidiaries	(10,268)	19,319	(25,979)
Equity in earnings of unconsolidated subsidiaries (2)	9,418	10,035	4,973
Net income (loss)	(850)	29,354	(21,006)
Other comprehensive income (loss), net of tax:
Unrealized holdings losses arising during the period	(8,274)	(3,568)	(4,581)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (2)	(45,764)	(24,300)	21,657
Recognition of previously unrealized holding (gains) losses	4,576	(36)	(377)
Other comprehensive income (loss), net of tax	(49,462)	(27,904)	16,699
Comprehensive income (loss), net of tax	$(50,312)	$1,450	$(4,307)

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

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020 (1)
Net cash provided by (used in) operating activities	$7,720	$7,264	$(23,602)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	70,151	84,070	126,834
Proceeds from sale of equity securities	76,466	27,600	137,533
Proceeds from maturity of fixed maturities	438	1,087	423
Proceeds from other invested assets	58,577	—	1,700
Purchases of fixed maturities	(105,025)	(60,800)	(202,664)
Purchases of equity securities	(939)	(30,956)	(168,795)
Purchases of other invested assets	—	(25,000)	(60,000)
Net cash provided by (used in) investing activities	99,668	(3,999)	(164,969)
Cash flows from financing activities:
Distributions paid to common shareholders	(14,366)	(14,431)	(14,252)
Distributions paid to preferred shareholders	(440)	(440)	(133)
Issuance of note receivable to affiliates	(69,400)	—	—
Proceeds from the repayment of a note receivable from affiliate	—	11,283	—
Proceeds from issuance of note payable to affiliates	—	2,800	—
Repayment of note payable to affiliates	(2,800)	—	—
Issuance of series A cumulative fixed rate preferred shares	—	—	4,000
Dividends from subsidiaries	—	—	226,000
Capital contribution	—	—	(26,466)
Purchase of class A common shares	(22,335)	(490)	(153)
Issuance of class A common shares	3,339	—	—
Net cash provided by (used in) financing activities	(106,002)	(1,278)	188,996
Net change in cash and equivalents	1,386	1,987	425
Cash and cash equivalents at beginning of period	3,389	1,402	977
Cash and cash equivalents at end of period	$4,775	$3,389	$1,402

(1)
Includes activity for Global Indemnity Limited from January 1, 2020 to August 27, 2020 and activity for Global Indemnity Group, LLC from August 28, 2020 to December 31, 2020

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2022:
Commercial Specialty	$34,953	$498,102	$162,588	$—
Reinsurance Operations	25,907	180,203	72,779	—
Exited Lines	4,034	154,099	33,986	—
At December 31, 2021:
Commercial Specialty	$33,264	$459,174	$156,842	$—
Reinsurance Operations	18,366	102,006	55,355	—
Exited Lines	8,701	198,724	104,369	—
At December 31, 2020:
Commercial Specialty	$28,701	$393,933	$135,015	$—
Reinsurance Operations	8,910	57,881	28,329	—
Exited Lines	27,584	210,997	128,151	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2022:
Commercial Specialty	$377,953	$225,389	$85,530	$383,682
Reinsurance Operations	141,287	85,385	49,673	158,711
Exited Lines	83,231	48,454	15,743	48,938
Total	$602,471	$359,228	$150,946	$591,331
For the year ended December 31, 2021:
Commercial Specialty	$331,503	$202,176	$74,337	$353,105
Reinsurance Operations	76,663	48,064	25,027	103,690
Exited Lines	187,444	134,724	45,580	123,273
Total	$595,610	$384,964	$144,944	$580,068
For the year ended December 31, 2020:
Commercial Specialty	$277,892	$140,388	$60,806	$288,745
Reinsurance Operations	46,105	28,718	14,199	55,616
Exited Lines	243,702	167,095	65,910	203,806
Total	$567,699	$336,201	$140,915	$548,167

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2022:	$27,627	$24,421
For the year ended December 31, 2021:	37,020	27,179
For the year ended December 31, 2020:	28,392	41,998

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2022:
Property & Liability Insurance	$589,131	$122,556	$135,896	$602,471	22.6%
For the year ended December 31, 2021:
Property & Liability Insurance	$578,171	$61,441	$78,880	$595,610	13.2%
For the year ended December 31, 2020:
Property & Liability Insurance	$560,658	$62,271	$69,312	$567,699	12.2%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2022:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,996	$326	$—	$—	$3,322
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2021:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,900	$96	$—	$—	$2,996
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2020:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,754	$146	$—	$—	$2,900
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2022	$64,894	$832,404	$—	$269,353
As of December 31, 2021	60,331	759,904	—	316,566
As of December 31, 2020	65,195	662,811	—	291,495

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2022:	$602,471	$27,627	$367,298	$(8,070)	$150,946	$265,306	$591,331
For the year ended December 31, 2021:	595,610	37,020	376,306	8,658	144,944	300,156	580,068
For the year ended December 31, 2020:	567,699	28,392	367,739	(31,538)	140,908	309,456	548,167

Note: All of the Company's insurance subsidiaries are 100% owned and consolidated.