Form 10-Q
period 2023-03-31
Global Indemnity Group, LLC
filed 2023-05-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 1, 2023, the registrant had outstanding 9,672,697 Class A Common Shares and 3,793,612 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,300,148 and $1,301,723 ; net of allowance for expected credit losses of $0 at March 31, 2023 and December 31, 2022)	$1,257,357	$1,248,198
Equity securities, at fair value	17,342	17,520
Other invested assets	37,669	38,176
Total investments	1,312,368	1,303,894

Cash and cash equivalents	35,737	38,846
Premium receivables, net of allowance for expected credit losses of $3,379 at March 31, 2023 and $3,322 at December 31, 2022	154,624	168,743
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at March 31, 2023 and December 31, 2022	86,772	85,721
Funds held by ceding insurers	17,339	19,191
Deferred federal income taxes	44,489	47,099
Deferred acquisition costs	58,354	64,894
Intangible assets	14,721	14,810
Goodwill	4,820	4,820
Prepaid reinsurance premiums	14,224	17,421
Lease right of use assets	11,265	11,739
Other assets	22,565	23,597
Total assets	$1,777,278	$1,800,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$857,520	$832,404
Unearned premiums	241,945	269,353
Ceded balances payable	5,997	17,241
Payable for securities purchased	1,008	66
Contingent commissions	3,772	8,816
Lease liabilities	15,042	15,701
Other liabilities	23,756	30,965
Total liabilities	$1,149,040	$1,174,546

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 10,928,380 and 10,876,041 respectively; class A common shares outstanding: 9,872,697 and 10,073,660, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	452,385	451,305
Accumulated other comprehensive income (loss), net of tax	(34,615)	(43,058)
Retained earnings	232,506	233,468
Class A common shares in treasury, at cost: 1,055,683 and 802,381 shares, respectively	(26,038)	(19,486)
Total shareholders’ equity	628,238	626,229
Total liabilities and shareholders’ equity	$1,777,278	$1,800,775

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2023	2022
Revenues:
Gross written premiums	$122,985	$190,983
Ceded written premiums	(7,124)	(31,501)
Net written premiums	115,861	159,482
Change in net unearned premiums	24,211	(10,659)
Net earned premiums	140,072	148,823
Net investment income	12,008	6,592
Net realized investment losses	(1,520)	(25,385)
Other income	354	426
Total revenues	150,914	130,456

Losses and Expenses:
Net losses and loss adjustment expenses	88,001	84,695
Acquisition costs and other underwriting expenses	53,478	56,692
Corporate and other operating expenses	6,368	4,660
Interest expense	—	2,595
Income (loss) before income taxes	3,067	(18,186)
Income tax expense (benefit)	573	(3,413)
Net income (loss)	$2,494	$(14,773)
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$2,384	$(14,883)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.17	$(1.03)
Diluted	$0.17	$(1.03)
Weighted-average number of shares outstanding
Basic	13,670,732	14,514,950
Diluted	13,929,146	14,514,950
Cash distributions declared per common share	$0.25	$0.25

(1)
For the quarter ended March 31, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for this period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2023	2022
Net income (loss)	$2,494	$(14,773)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	8,157	(42,372)
Reclassification adjustment for (gains) losses included in net income (loss)	487	23,085
Unrealized foreign currency translation gains (losses)	(201)	111
Other comprehensive income (loss), net of tax	8,443	(19,176)

Comprehensive income (loss), net of tax	$10,937	$(33,949)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2023	2022
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,876,041	10,574,589
Common shares issued under share incentive plans, net of forfeitures	25,913	15,156
Common shares issued to directors	26,426	24,810
Number at end of period	10,928,380	10,614,555
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$451,305	$447,406
Share compensation plans	1,080	860
Balance at end of period	$452,385	$448,266
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(43,058)	$6,404
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	8,644	(19,287)
Unrealized foreign currency translation gains (losses)	(201)	111
Other comprehensive income (loss)	8,443	(19,176)
Balance at end of period	$(34,615)	$(12,772)
Retained earnings:
Balance at beginning of period	$233,468	$249,301
Net income (loss)	2,494	(14,773)
Preferred share distributions	(110)	(110)
Distributions to shareholders ($0.25 per share per quarter in 2023 and 2022)	(3,346)	(3,647)
Balance at end of period	$232,506	$230,771
Number of treasury shares:
Number at beginning of period	802,381	17,496
Class A common shares purchased	253,302	4,781
Number at end of period	1,055,683	22,277
Treasury shares, at cost:
Balance at beginning of period	$(19,486)	$(490)
Class A common shares purchased, at cost	(6,552)	(120)
Balance at end of period	$(26,038)	$(610)
Total shareholders’ equity	$628,238	$669,655

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,494	$(14,773)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	1,687	1,605
Amortization of debt issuance costs	—	35
Restricted stock and stock option expense	1,080	860
Deferred federal income taxes	573	(3,413)
Amortization of bond premium and discount, net	(547)	1,461
Net realized investment losses	1,520	25,385
Loss from equity method investments, net of distributions	82	483
Changes in:
Premium receivables, net	14,119	(5,834)
Reinsurance receivables, net	(1,051)	186
Funds held by ceding insurers	1,598	1,455
Unpaid losses and loss adjustment expenses	25,116	10,428
Unearned premiums	(27,408)	9,784
Ceded balances payable	(11,244)	(22,093)
Other assets and liabilities	(7,386)	(8,559)
Contingent commissions	(5,044)	(2,945)
Deferred acquisition costs	6,540	(5,002)
Prepaid reinsurance premiums	3,197	875
Net cash provided by (used for) operating activities	5,326	(10,062)
Cash flows from investing activities:
Proceeds from sale of fixed maturities	44,381	140,150
Proceeds from sale of equity securities	—	86,173
Proceeds from maturity of fixed maturities	17,515	16,312
Proceeds from maturity of preferred stock	270	—
Proceeds from other invested assets	425	4,679
Amounts received in connection with derivatives	—	2,567
Purchases of fixed maturities	(60,426)	(145,955)
Purchases of equity securities	(19)	(10,362)
Net cash provided by investing activities	2,146	93,564
Cash flows from financing activities:
Distributions paid to common shareholders	(3,919)	(3,654)
Distributions paid to preferred shareholders	(110)	(110)
Purchases of class A common shares	(6,552)	(120)
Net cash used for financing activities	(10,581)	(3,884)
Net change in cash and cash equivalents	(3,109)	79,618
Cash and cash equivalents at beginning of period	38,846	78,278
Cash and cash equivalents at end of period	$35,737	$157,896

See accompanying notes to consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity”, "GBLI", or “the Company”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020. Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for additional information regarding the redomestication.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2023 and 2022 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts not reported in the Consolidated Statements of Operations on the Form 10-Q for the quarter ended March 31, 2022 have been reported to conform to the presentation adopted in the 2nd quarter of 2022. Specifically, the Company reported ceded written premiums and change in net unearned premiums in the current year presentation. This change had no effect on total revenues, total expenses, or net loss reported for the prior year.

2.
Restructuring

The Company is restructuring its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company exited its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and existing renewals were placed in run-off for these four divisions. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023.

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million during the fourth quarter of 2022 and $2.2 million during the first quarter of 2023 for total restructuring costs of $5.6 million.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2022 and March 31, 2023:

(Dollars in thousands)	Consolidated Statements of Operations Line	Employee Termination	Lease Right of Use Asset Impairment	Total
Charges incurred in 2022	Corporate and other operating expenses	$2,635	$—	$2,635
Charges incurred in 2022	Acquisition costs and other underwriting expenses (1)	—	812	812
Non-cash asset charges		—	(812)	(812)
Liability at December 31, 2022		2,635	—	2,635
Charges incurred in 2023	Corporate and other operating expenses	2,171	—	2,171
Cash payments in 2023		(2,678)	—	(2,678)
Liability at March 31, 2023		$2,128	$—	$2,128

(1) These charges were recorded within the Company's Exited Line segment.

Any information technology initiatives related to business lines within Exited Lines have been discontinued.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2023
Fixed maturities:
U.S. treasuries	$337,865	$—	$102	$(5,661)	$332,306
Obligations of states and political subdivisions	33,386	—	—	(1,513)	31,873
Mortgage-backed securities	66,799	—	421	(4,738)	62,482
Asset-backed securities	214,005	—	695	(6,995)	207,705
Commercial mortgage-backed securities	104,788	—	22	(5,723)	99,087
Corporate bonds	353,329	—	68	(12,237)	341,160
Foreign corporate bonds	189,976	—	5	(7,237)	182,744
Total fixed maturities	$1,300,148	$—	$1,313	$(44,104)	$1,257,357

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Fixed maturities:
U.S. treasuries	$352,533	$—	$—	$(8,430)	$344,103
Obligations of states and political subdivisions	33,471	—	—	(1,876)	31,595
Mortgage-backed securities	67,560	—	165	(5,609)	62,116
Asset-backed securities	198,161	—	390	(9,151)	189,400
Commercial mortgage-backed securities	104,777	—	20	(6,133)	98,664
Corporate bonds	353,622	—	16	(14,858)	338,780
Foreign corporate bonds	191,599	—	—	(8,059)	183,540
Total fixed maturities	$1,301,723	$—	$591	$(54,116)	$1,248,198

As of March 31, 2023 and December 31, 2022, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Common stock	$1,230	$1,271
Preferred stock	16,112	16,249
Total	$17,342	$17,520

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.4% of shareholders' equity at March 31, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$323,345	$318,732
Due in one year through five years	556,218	538,542
Due in five years through ten years	22,295	19,921
Due after fifteen years	12,698	10,888
Mortgage-backed securities	66,799	62,482
Asset-backed securities	214,005	207,705
Commercial mortgage-backed securities	104,788	99,087
Total	$1,300,148	$1,257,357

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2023. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$298,152	$(4,692)	$12,768	$(969)	$310,920	$(5,661)
Obligations of states and political subdivisions	16,216	(285)	15,657	(1,228)	31,873	(1,513)
Mortgage-backed securities	25,678	(1,788)	25,407	(2,950)	51,085	(4,738)
Asset-backed securities	57,761	(1,230)	94,079	(5,765)	151,840	(6,995)
Commercial mortgage-backed securities	19,425	(811)	76,881	(4,912)	96,306	(5,723)
Corporate bonds	201,660	(3,963)	124,030	(8,274)	325,690	(12,237)
Foreign corporate bonds	112,509	(1,719)	66,293	(5,518)	178,802	(7,237)
Total fixed maturities	$731,401	$(14,488)	$415,115	$(29,616)	$1,146,516	$(44,104)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the

Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $7.0 million and $8.4 million as of March 31, 2023 and December 31, 2022, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2023, gross unrealized losses related to U.S. treasuries were $5.661 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of March 31, 2023, gross unrealized losses related to obligations of states and political subdivisions were $1.513 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2023, gross unrealized losses related to mortgage-backed securities were $4.738 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2023, gross unrealized losses related to asset backed securities were $6.995 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 34.1. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2023, gross unrealized losses related to the CMBS portfolio were $5.723 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 46.5. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2023, gross unrealized losses related to corporate bonds were $12.237 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2023, gross unrealized losses related to foreign bonds were $7.237 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters ended March 31, 2023 and 2022 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022 (1)
Fixed maturities:
Impairment related to intent to sell	—	(25,525)
Total	$—	$(25,525)

(1)
In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, book yield increased from 2.2% at December 31, 2021 to 3.6% at March 31, 2023.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income, net of tax, as of March 31, 2023 and December 31, 2022 was as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Net unrealized gains (losses) from:
Fixed maturities	$(42,791)	$(53,525)
Foreign currency fluctuations	(381)	(127)
Deferred taxes	8,557	10,594
Accumulated other comprehensive income (loss), net of tax	$(34,615)	$(43,058)

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters ended March 31, 2023 and 2022:

Quarter Ended March 31, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	10,128	(254)	9,874
Amounts reclassified from accumulated other comprehensive income, before tax	606	—	606
Other comprehensive income (loss), before tax	10,734	(254)	10,480
Income tax benefit	(2,090)	53	(2,037)
Ending balance, net of tax	$(34,314)	$(301)	$(34,615)

Quarter Ended March 31, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive income (loss) before reclassification, before tax	(52,749)	141	(52,608)
Amounts reclassified from accumulated other comprehensive income, before tax	28,764	—	28,764
Other comprehensive income (loss), before tax	(23,985)	141	(23,844)
Income tax benefit	4,697	(29)	4,668
Ending balance, net of tax	$(12,769)	$(3)	$(12,772)

The reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2023 and 2022 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$606	$28,764
	Income tax expense (benefit)	(119)	(5,679)
	Total reclassifications, net of tax	$487	$23,085

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Fixed maturities:
Gross realized gains	$5	$206
Gross realized losses	(611)	(28,970)
Net realized gains (losses)	(606)	(28,764)
Equity securities:
Gross realized gains	627	1,806
Gross realized losses	(1,541)	(3,151)
Net realized gains (losses)	(914)	(1,345)
Derivatives:
Gross realized gains	—	6,088
Gross realized losses	—	(1,364)
Net realized gains (losses) (1)	—	4,724
Total net realized investment gains (losses)	$(1,520)	$(25,385)

(1)
Includes periodic net interest settlements related to the derivatives of $1.4 million for the quarter ended March 31, 2022.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2023 and 2022:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Net gains (losses) recognized during the period on equity securities	$(914)	$(1,345)
Less: net gains (losses) recognized during the period on equity securities sold during the period	18	11,114
Unrealized gains (losses) recognized during the reporting period on equity securities	$(932)	$(12,459)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Fixed maturities	$44,381	$140,150
Equity securities	—	86,173

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Fixed maturities	$11,460	$6,404
Equity securities	190	334
Cash and cash equivalents	263	32
Other invested assets	467	426
Total investment income	12,380	7,196
Investment expense	(372)	(604)
Net investment income	$12,008	$6,592

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Net investment income	$12,008	$6,592
Net realized investment gains (losses)	(1,520)	(25,385)
Change in unrealized holding gains (losses)	10,480	(23,844)
Net realized and unrealized investment returns	8,960	(49,229)
Total investment return	$20,968	$(42,637)
Total investment return % (1)	1.6%	(2.8%)
Average investment portfolio (2)	$1,344,886	$1,498,272

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of March 31, 2023 and December 31, 2022, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2023, the Company held insurance enhanced municipal bonds with a market value of approximately $6.8 million which represented 0.5% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. The financial guarantors of the Company’s $6.8 million municipal bonds include Assured Guaranty Corporation ($5.3 million) and Ambac Financial Group ($1.5 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2023.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of March 31, 2023 and December 31, 2022:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2023	December 31, 2022
On deposit with governmental authorities	$19,476	$19,290
Held in trust pursuant to third party requirements	164,429	161,901
Total (1)	$183,905	$181,191

(1)
Includes cash and cash equivalents of $4.1 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively, with the remainder related to bonds available for sale.

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.6 million and $4.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $18.8 million and $19.0 million at March 31, 2023 and December 31, 2022, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.
4.
Derivative Instruments

Derivatives were used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes. The Company used interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company has also used exchange-traded futures contracts, which give the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions. When using derivatives, the Company posts collateral and settles variation margin in cash on a daily basis equal to the amount of the derivatives’ change in value.

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

The following table summarizes the net gains included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters ended March 31, 2023 and 2022:

		Quarters Ended March 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2023	2022
Interest rate swap agreements	Net realized investment gains (losses)	$—	$4,724
Total		$—	$4,724

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022 and was not utilizing interest rate swap agreements as of December 31, 2022. There are no outstanding amounts related to the interest rate swap agreements on the consolidated balance sheets as of March 31, 2023 or December 31, 2022.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$332,306	$—	$—	$332,306
Obligations of states and political subdivisions	—	31,873	—	31,873
Mortgage-backed securities	—	61,518	964	62,482
Commercial mortgage-backed securities	—	99,087	—	99,087
Asset-backed securities	—	207,386	319	207,705
Corporate bonds	—	339,338	1,822	341,160
Foreign corporate bonds	—	182,744	—	182,744
Total fixed maturities	332,306	921,946	3,105	1,257,357
Equity securities	—	16,112	1,230	17,342
Total assets measured at fair value	$332,306	$938,058	$4,335	$1,274,699

	Fair Value Measurements
As of December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$344,103	$—	$—	$344,103
Obligations of states and political subdivisions	—	31,595	—	31,595
Mortgage-backed securities	—	61,156	960	62,116
Commercial mortgage-backed securities	—	98,664	—	98,664
Asset-backed securities	—	189,073	327	189,400
Corporate bonds	—	336,767	2,013	338,780
Foreign corporate bonds	—	183,540	—	183,540
Total fixed maturities	344,103	900,795	3,300	1,248,198
Equity securities	—	16,249	1,271	17,520
Total assets measured at fair value	$344,103	$917,044	$4,571	$1,265,718

The securities classified as Level 1 in the above tables consist of U.S. treasuries actively traded on an exchange.

The securities classified as Level 2 in the above tables consist primarily of fixed maturities, and equity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$4,571	$2,769
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	10	(8)
Included in earnings attributable to realized gains / losses	(59)	(68)
Transfers into level 3	—	250
Transfers out of level 3	—	—
Amortization of bond premium and discount, net	2	—
Purchases	74	1,424
Sales	(263)	(79)
Ending balance	4,335	4,288
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(59)	$(5)

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,572	$14,214	$4,832	$14,214
Mortgage Debt Fund, LP (2)	9,798	—	9,771	—
Global Debt Fund, LP (3)	23,299	—	23,573	—
Total	$37,669	$14,214	$38,176	$14,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.1 million and $(0.1) million for the quarters ended March 31, 2023 and 2022, respectively.

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

During the quarters ended March 31, 2023 and 2022, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$3,322	$2,996
Current period provision for expected credit losses	348	83
Write-offs	(291)	(142)
Ending balance	$3,379	$2,937

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	—	—
Write-offs	—	—
Recoveries of amounts previously written off	—	—
Ending balance	$8,992	$8,992

7.
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

As of March 31, 2023, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters ended March 31, 2023 and 2022.

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Deferred income tax expense (benefit):
U.S. Federal	$573	$(3,413)
Total deferred income tax expense (benefit)	573	(3,413)
Total income tax expense (benefit)	$573	$(3,413)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$644	21.0%	$(3,819)	21.0%
Adjustments:
Dividend exclusion	(17)	(0.5)	(22)	0.1
Change in tax status	—	—	—	—
Parent income treated as partnership for tax	(196)	(6.4)	243	(1.3)
Other	142	4.6	185	(1.0)
Effective income tax expense (benefit)	$573	18.7%	$(3,413)	18.8%

The effective income tax expense rate for the quarter ended March 31, 2023 was 18.7% compared to an effective income tax benefit rate of 18.8% for the quarter ended March 31, 2022.

The Company has a net operating loss (“NOL”) carryforward of $109.7 million as of March 31, 2023, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2022 was $116.4 million.

The Company did not have any Section 163(j) ("163(j)") carryforward as March 31, 2023 or 2022. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

8.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$832,404	$759,904
Less: Ceded reinsurance receivables	73,021	94,443
Net balance at beginning of period	759,383	665,461
Incurred losses and loss adjustment expenses related to:
Current year	88,001	87,758
Prior years	—	(3,063)
Total incurred losses and loss adjustment expenses	88,001	84,695
Paid losses and loss adjustment expenses related to:
Current year	9,617	13,315
Prior years	53,912	59,703
Total paid losses and loss adjustment expenses	63,529	73,018
Net balance at end of period	783,855	677,138
Plus: Ceded reinsurance receivables	73,665	93,194
Balance at end of period	$857,520	$770,332

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2023, the Company's adjustments to prior accident year loss reserves netted to zero. This consisted of a $1.5 million increase related to Commercial Specialty and a $1.5 million decrease related to Exited Lines.

The $1.5 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $0.2 million increase primarily recognizes higher than expected claims severity in the 2018 through 2020 and 2022 accident years, mostly offset by a decrease in the 2021 accident year reflecting lower than expected claims severity in that year.

•
General Liability: A $1.3 million increase primarily in accident years prior to 2005 and the 2013, 2015, 2016, 2019, 2020, and 2022 accident years mainly reflects higher than expected claims severity, partially offset by decreases in the 2011 and 2018 accident years.

The $1.5 million decrease in prior accident year loss reserves related to Exited Lines consisted of the following:

•
Property: A $1.0 million decrease in total, mainly in one reinsurance treaty in the 2017 and 2020 accident years based on the reported information from the cedant and decreases in the 2016 and 2018 accident years in property brokerage, partially offset by increases in the 2021 and 2022 accident years in property brokerage, specialty property and farm, ranch & stable lines of business.
•
General Liability: A $0.5 million decrease in total primarily in the 2014 through 2017, 2019 and 2020 accident years, partially offset by increases in the 2018, 2021, and 2022 accident years. These prior year reserve loss adjustments were mainly in the specialty property and farm, ranch & stable lines of business.

During the first quarter of 2022, the Company decreased its prior accident year loss reserves by $3.1 million, which consisted of a $1.9 million increase related to Commercial Specialty and a $4.9 million decrease related to Exited Lines.

The $1.9 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.9 million increase primarily recognizes higher than expected claims severity in the 2015, 2018, and 2020 accident years, partially offset by a decrease in the 2019 and 2021 accident years.

The $4.9 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $2.1 million decrease primarily in the 2015, 2018 and 2021 accident years, partially offset by increases in the 2017 and 2020 accident years.
•
General Liability: A $0.6 million decrease primarily in the 2017, 2019, and 2021 accident years partially offset by an increase in the 2018 accident year.
•
Reinsurance: A $2.2 million decrease was primarily from one treaty and in the 2017 through 2021 accident years based on the reported information from the cedant.
9.
Shareholders’ Equity

Repurchases of the Company's class A common shares

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the quarter ended March 31, 2023:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2023	3,302	(3)	$23.31	—	—
January 1-31, 2023	250,000	(4)	$25.90	250,000	31,604,066
Total	253,302		$25.82	—	—

(1)
Based on settlement date.
(2)
Based on the $60 million share repurchase authorization.
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

There were no class B common shares that were surrendered or repurchased during the quarters ended March 31, 2023 or 2022.

Each class A common share has one vote and each class B common share has ten votes.

As of March 31, 2023, Global Indemnity Group, LLC’s class A common shares were held by approximately 145 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of March 31, 2023. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of March 31, 2023.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
Various (1)	Various	Various	(64)
Total			$3,346

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
Various (1)	Various	Various	50
Total			$3,647

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended March 31, 2023 and 2022.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.5 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively. Accrued preferred distributions were less than $0.1 million as of both March 31, 2023 and December 31, 2022 and were included in other liabilities on the consolidated balance sheets.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s distribution program.

10.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.6% of the voting power of Global Indemnity Group, LLC as of March 31, 2023. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million and $0.7 million were incurred during the quarters ended March 31, 2023 and 2022, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.3 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2023, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 10 above for additional information pertaining to this management agreement.

12.
Share-Based Compensation Plans

Options

No stock options were awarded during the quarters ended March 31, 2023 or 2022. No unvested stock options were forfeited during the quarters ended March 31, 2023 or 2022.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters ended March 31, 2023 and 2022. There were no restricted class A common shares or restricted stock units forfeited during the quarter ended March 31, 2023. There were 395,777 restricted class A common shares and 318,958 restricted stock units that were forfeited during the quarter ended March 31, 2022.

There were 25,913 restricted stock units that vested during the quarter ended March 31, 2023 and 26,080 restricted stock units that vested during the quarter ended March 31, 2022. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended March 31, 2023 and 2022, the Company granted 26,426 and 24,810 class A common shares, respectively, at a weighted average grant date value of $25.46 and $25.64 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested during the quarter ended March 31, 2023. All other shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

13.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2023	2022
Numerator:
Net income (loss)	$2,494	$(14,773)
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$2,384	$(14,883)

Denominator:
Weighted average shares for basic earnings per share	13,670,732	14,514,950
Non-vested restricted stock units	103,407	—
Options	155,007	—
Weighted average shares for diluted earnings per share (1)	13,929,146	14,514,950

Earnings per share - Basic	$0.17	$(1.03)
Earnings per share - Diluted	$0.17	$(1.03)

(1)
For the quarter ended March 31, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss in this period.

If the Company had not incurred a loss in the quarter ended March 31, 2022, 14,701,350 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the quarter ended March 31, 2022 would have included 91,435 shares of non-vested restricted stock units and 94,965 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 346,667 shares and 393,333 shares for the quarters ended March 31, 2023 and 2022, respectively, which were deemed to be anti-dilutive.

14.
Segment Information

During the fourth quarter of 2022, the Company decided to restructure its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. As a result, the Company exited Commercial Specialty's four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and existing renewals were placed in run-off for these four divisions. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. During the 2nd quarter of 2022, the Company decided that Farm, Ranch & Stable would not be a core business and a decision was made to not allocate additional resources to this segment. Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of these exited lines within the Company's Exited Lines segment. In addition, a decision was made in the fourth quarter of 2022 to reclassify several smaller reinsurance treaties from Reinsurance Operations to Commercial Specialty. Management believes these segment changes allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Accordingly, the segment results for the quarter ended March 31, 2022 have been revised to reflect these changes.

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

The following are tabulations of business segment information for the quarters ended March 31, 2023 and 2022. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2023 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$95,508	$23,416		$4,061	$122,985
Net written premiums	$91,234	$23,416		$1,211	$115,861
Net earned premiums	$93,182	$34,847		$12,043	$140,072
Other income (loss)	267	(9)		77	335
Total revenues	93,449	34,838		12,120	140,407
Losses and Expenses:
Net losses and loss adjustment expenses	60,119	21,263		6,619	88,001
Acquisition costs and other underwriting expenses	35,526	12,816		5,136	53,478
Income (loss) from segments	$(2,196)	$759		$365	$(1,072)
Unallocated Items:
Net investment income					12,008
Net realized investment losses					(1,520)
Other income					19
Corporate and other operating expenses					(6,368)
Income before income taxes					3,067
Income tax expense					(573)
Net income					$2,494

Segment assets	$985,557	$368,751		$249,302	$1,603,610
Corporate assets					173,668
Total assets					$1,777,278

(1)
External business only, excluding business assumed from affiliates.

Quarter Ended March 31, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$102,848	$40,996		$47,139	$190,983
Net written premiums	$98,163	$40,996		$20,323	$159,482
Net earned premiums	$91,197	$34,298		$23,328	$148,823
Other income (loss)	259	(20)		200	439
Total revenues	91,456	34,278		23,528	149,262
Losses and Expenses:
Net losses and loss adjustment expenses	53,659	21,059		9,977	84,695
Acquisition costs and other underwriting expenses	33,526	11,961		11,205	56,692
Income from segments	$4,271	$1,258		$2,346	$7,875
Unallocated Items:
Net investment income					6,592
Net realized investment losses					(25,385)
Other loss					(13)
Corporate and other operating expenses					(4,660)
Interest expense					(2,595)
Loss before income taxes					(18,186)
Income tax benefit					3,413
Net loss					(14,773)

Segment assets	$964,718	$267,466		$396,227	$1,628,411
Corporate assets					331,085
Total assets					$1,959,496

(1)
External business only, excluding business assumed from affiliates.
15.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended March 31, 2023.

16.
Subsequent Events

Share Repurchases

From April 1, 2023 through May 1, 2023, an additional 200,000 shares with an average cost of $28.00 per share were repurchased as part of the share repurchase program. Including these purchases, a total of 1,357,082 shares with average purchase price of $25.05 per share were repurchased under the share repurchase program that was initially authorized on October 21, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Developments

Stock Repurchase

From April 1, 2023 through May 1, 2023, an additional 200,000 shares with an average cost of $28.00 per share were repurchased as part of the share repurchase program. Including these purchases, a total of 1,357,082 shares with average purchase price of $25.05 per share were repurchased under the share repurchase program that was initially authorized on October 21, 2022.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023. Distributions paid to common shareholders were $3.9 million during the quarter ended March 31, 2023. In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2023.

Overview

The Company operates and manages its business through three business segments: Commercial Specialty, Reinsurance Operations, and Exited Lines.

The Company’s Commercial Specialty products are distributed through approximately 365 wholesale general agent and wholesale broker offices. The Company’s wholesale general agents have limited quoting and binding authority. Commercial Specialty offers specialty property and casualty products designed for GBLI's Wholesale Commercial and InsurTech product offerings. These product lines are offered primarily in the excess and surplus lines marketplace.

The Company’s Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. It uses its capital capacity to write niche and casualty-focused treaties and business which meet the Company’s risk tolerance and return thresholds. To support future growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to any of these policies or underlying methodologies during the current year.

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2023 and 2022:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Gross written premiums	$122,985	$190,983	(35.6%)

Net written premiums	$115,861	$159,482	(27.4%)

Net earned premiums	$140,072	$148,823	(5.9%)
Other income	335	439	(23.7%)
Total revenues	140,407	149,262	(5.9%)

Losses and expenses:
Net losses and loss adjustment expenses	88,001	84,695	3.9%
Acquisition costs and other underwriting expenses	53,478	56,692	(5.7%)
Underwriting income (loss)	(1,072)	7,875	(113.6%)

Net investment income	12,008	6,592	82.2%
Net realized investment losses	(1,520)	(25,385)	(94.0%)
Other income (loss)	19	(13)	NM
Corporate and other operating expenses	(6,368)	(4,660)	36.7%
Interest expense	—	(2,595)	(100.0%)
Income (loss) before income taxes	3,067	(18,186)	(116.9%)

Income tax expense (benefit)	573	(3,413)	(116.8%)
Net income (loss)	$2,494	$(14,773)	(116.9%)

Underwriting Ratios:
Loss ratio (1):	62.8%	56.9%
Expense ratio (2)	38.2%	38.1%
Combined ratio (3)	101.0%	95.0%

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

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022	% Change
Gross written premiums (1)
Commercial Specialty	$95,508	$102,848	(7.1%)
Reinsurance Operations (3)	23,416	40,996	(42.9%)
Continuing Lines	118,924	143,844	(17.3%)
Exited Lines	4,061	47,139	(91.4%)
Total gross written premiums	$122,985	$190,983	(35.6%)

Ceded written premiums
Commercial Specialty	$4,274	$4,685	(8.8%)
Reinsurance Operations (3)	—	—	—
Continuing Lines	4,274	4,685	(8.8%)
Exited Lines	2,850	26,816	(89.4%)
Total ceded written premiums	$7,124	$31,501	(77.4%)

Net written premiums (2)
Commercial Specialty	$91,234	$98,163	(7.1%)
Reinsurance Operations (3)	23,416	40,996	(42.9%)
Continuing Lines	114,650	139,159	(17.6%)
Exited Lines	1,211	20,323	(94.0%)
Total net written premiums	$115,861	$159,482	(27.4%)

Net earned premiums
Commercial Specialty	$93,182	$91,197	2.2%
Reinsurance Operations (3)	34,847	34,298	1.6%
Continuing Lines	128,029	125,495	2.0%
Exited Lines	12,043	23,328	(48.4%)
Total net earned premiums	$140,072	$148,823	(5.9%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 35.6% for the quarter ended March 31, 2023 as compared to same period in 2022. The decrease in gross written premiums is being driven by a reduction in premiums in both Continuing Lines as well as Exited Lines. The reduction in Continuing Lines is primarily due to the non-renewal of a casualty treaty within Reinsurance Operations, the non-renewal of a restaurant book of business within Commercial Specialty, and actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business. These decreases were partially offset by increased pricing within Commercial Specialty.

To support future growth in the Company's Commercial Specialty segment and provide capital for business initiatives including share repurchases, a decision was made to reduce writings in its Reinsurance Operations. The Company anticipates that its Reinsurance Operations will comprise a smaller percentage of the Company's overall business prospectively.

Underwriting Ratios

	Quarters Ended March 31,		Point
	2023	2022	Change
Loss ratio
Commercial Specialty	64.5%	58.9%	5.6
Reinsurance Operations	61.0%	61.4%	(0.4)
Continuing Lines	63.6%	59.5%	4.1
Exited Lines	55.0%	42.8%	12.2
Total loss ratio	62.8%	56.9%	5.9
Expense ratio
Commercial Specialty	38.1%	36.8%	1.3
Reinsurance Operations	36.8%	34.9%	1.9
Continuing Lines	37.8%	36.2%	1.6
Exited Lines	42.6%	48.0%	(5.4)
Total expense ratio	38.2%	38.1%	0.1
Combined ratio
Commercial Specialty	102.6%	95.7%	6.9
Reinsurance Operations	97.8%	96.3%	1.5
Continuing Lines	101.4%	95.7%	5.7
Exited Lines	97.6%	90.8%	6.8
Total combined ratio	101.0%	95.0%	6.0

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2023	2022	Change
Commercial Specialty	95.5%	95.4%	0.1
Reinsurance Operations	100.0%	100.0%	—
Continuing Lines	96.4%	96.7%	(0.3)
Exited Lines	29.8%	43.1%	(13.3)
Total	94.2%	83.5%	10.7

The net premium retention for the quarter ended March 31, 2023 increased by 10.7 points as compared to the same period in 2022. While the Company still has ceding arrangements in place related to the sale of renewal rights, the Company's overall net retention is not significantly impacted in 2023 as Exited Lines' gross written premiums comprise a much smaller percentage of the Company's consolidated gross written premiums. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net earned premiums within the Commercial Specialty segment increased by 2.2% for the quarter ended March 31, 2023 as compared to the same period in 2022. The increase in net earned premiums was primarily due to the growth in premiums written in the prior year as a result of organic growth from existing agents and pricing increases. Property net earned premiums were $37.7 million and $34.3 million for the quarters ended March 31, 2023 and 2022, respectively. Casualty net earned premiums were $55.5 million and $56.9 million for the quarters ended March 31, 2023 and 2022, respectively.

Net earned premiums within the Reinsurance Operations segment increased by 1.6% for the quarter ended March 31, 2023 as compared to the same period in 2022 primarily due to organic growth of existing casualty treaties experienced in prior years. There were no property net earned premiums for the quarter ended March 31, 2023. Property net earned premiums were less than $0.1 million for the quarter ended March 31, 2022. Casualty net earned premiums were $34.8 million and $34.3 million for the quarters ended March 31, 2023 and 2022, respectively.

Net earned premiums within the Exited Lines segment decreased by 48.4% for the quarter ended March 31, 2023 as compared to the same period in 2022 primarily due to the sale of renewal rights related to the Company's Farm, Ranch & Stable business on August 8, 2022. The decrease in net earned premiums is also due to exiting lines of business unrelated to the Company’s continuing businesses. Property net earned premiums were $8.7 million and $18.8 million for the quarters ended March 31, 2023 and 2022, respectively. Casualty net earned premiums were $3.4 million and $4.5 million for the quarters ended March 31, 2023 and 2022, respectively.

Reserves

Management’s best estimate at March 31, 2023 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $857.5 million and $783.9 million, respectively, as of March 31, 2023. A breakout of the Company’s gross and net reserves, as of March 31, 2023, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$168,430	$335,871	$504,301
Reinsurance Operations	9,419	192,036	201,455
Continuing Lines	177,849	527,907	705,756
Exited Lines	70,441	81,323	151,764
Total	$248,290	$609,230	$857,520

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$150,240	$305,591	$455,831
Reinsurance Operations	9,419	192,036	201,455
Continuing Lines	159,659	497,627	657,286
Exited Lines	53,237	73,332	126,569
Total	$212,896	$570,959	$783,855

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $88.0 million for claims occurring during the quarter ended March 31, 2023:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(12,760)	(8,580)	(4,400)	(220)	3,960
	-3%	(11,176)	(6,908)	(2,640)	1,628	5,896
	-2%	(10,384)	(6,072)	(1,760)	2,552	6,864
	-1%	(9,592)	(5,236)	(880)	3,476	7,832
	0%	(8,800)	(4,400)	—	4,400	8,800
	1%	(8,008)	(3,564)	880	5,324	9,768
	2%	(7,216)	(2,728)	1,760	6,248	10,736
	3%	(6,424)	(1,892)	2,640	7,172	11,704
	5%	(4,840)	(220)	4,400	9,020	13,640

The Company’s net reserves for losses and loss adjustment expenses of $783.9 million as of March 31, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Commercial Specialty

The components of income (loss) from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Gross written premiums	$95,508	$102,848	(7.1%)

Net written premiums	$91,234	$98,163	(7.1%)

Net earned premiums	$93,182	$91,197	2.2%
Other income	267	259	3.1%
Total revenues	93,449	91,456	2.2%

Losses and expenses:
Net losses and loss adjustment expenses	60,119	53,659	12.0%
Acquisition costs and other underwriting expenses	35,526	33,526	6.0%
Underwriting income (loss)	$(2,196)	$4,271	(151.4%)

	Quarters Ended March 31,		Point
	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	62.9%	56.8%	6.1
Prior accident year	1.6%	2.1%	(0.5)
Calendar year loss ratio	64.5%	58.9%	5.6
Expense ratio	38.1%	36.8%	1.3
Combined ratio	102.6%	95.7%	6.9

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

	Quarters Ended March 31,
	2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$22,576	59.9%	$17,334	50.5%
Effect of prior accident year	(1,259)	(3.4%)	1,823	5.3%
Non catastrophe property losses and ratio (2)	$21,317	56.5%	$19,157	55.8%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,328	8.8%	$2,152	6.3%
Effect of prior accident year	1,422	3.8%	74	0.2%
Catastrophe losses and ratio (2)	$4,750	12.6%	$2,226	6.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$25,904	68.7%	$19,486	56.8%
Effect of prior accident year	163	0.4%	1,897	5.5%
Total property losses and ratio (2)	$26,067	69.1%	$21,383	62.3%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$32,737	59.0%	$32,287	56.8%
Effect of prior accident year	1,315	2.4%	(11)	(0.0%)
Total casualty losses and ratio (2)	$34,052	61.4%	$32,276	56.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$58,641	62.9%	$51,773	56.8%
Effect of prior accident year	1,478	1.6%	1,886	2.1%
Total net losses and loss adjustment expense and total loss ratio (2)	$60,119	64.5%	$53,659	58.9%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended March 31, 2023 and 2022. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Property losses
Non-catastrophe	$22,576	$17,334	30.2%
Catastrophe	3,328	2,152	54.7%
Property losses	25,904	19,486	32.9%
Casualty losses	32,737	32,287	1.4%
Total accident year losses	$58,641	$51,773	13.3%

	Quarters Ended March 31,		Point
	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	59.9%	50.5%	9.4
Catastrophe	8.8%	6.3%	2.5
Property loss ratio	68.7%	56.8%	11.9
Casualty loss ratio	59.0%	56.8%	2.2
Total accident year loss ratio	62.9%	56.8%	6.1

The current accident year non-catastrophe property loss ratio increased by 9.4 points during the quarter ended March 31, 2023 as compared to the same period in 2022 reflecting higher claims severity mainly due to fire losses in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 2.5 points during the quarter ended March 31, 2023 as compared to the same period in 2022 recognizing higher claims frequency in the first accident quarter compared to last year.

The current accident year casualty loss ratio increased by 2.2 points during the quarter ended March 31, 2023 as compared to the same period in 2022 reflecting higher claims severity in the first accident quarter compared to last year.

The calendar year loss ratio for the quarter ended March 31, 2023 includes an increase of $1.5 million, or 1.6 percentage points related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2022 includes an increase of $1.9 million, or 2.1 percentage points related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 1.3 points from 36.8% for the quarter ended March 31, 2022 to 38.1% for the quarter ended March 31, 2023 . The increase in the expense ratio is primarily due to an increase in compensation cost and advertising expense.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023 (1)	2022 (1)	Change
Gross written premiums	$23,416	$40,996	(42.9%)

Net written premiums	$23,416	$40,996	(42.9%)

Net earned premiums	$34,847	$34,298	1.6%
Other loss	(9)	(20)	(55.0%)
Total revenues	34,838	34,278	1.6%

Losses and expenses:
Net losses and loss adjustment expenses	21,263	21,059	1.0%
Acquisition costs and other underwriting expenses	12,816	11,961	7.1%
Underwriting income	$759	$1,258	(39.7%)

	Quarters Ended March 31,		Point
	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.0%	61.5%	(0.5)
Prior accident year	—%	(0.1%)	0.1
Calendar year loss ratio (3)	61.0%	61.4%	(0.4)
Expense ratio	36.8%	34.9%	1.9
Combined ratio	97.8%	96.3%	1.5

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

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Loss

The Company recognized a loss of less than $0.1 million during each of the quarters ended March 31, 2023 and 2022. Other loss is primarily comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio improved by 0.5 points during the quarter ended March 31, 2023 as compared to the same period in 2022 reflecting a mix of business change as more earned premium is from a treaty with a lower expected loss ratio compared to last year.

The calendar year loss ratios for the quarter ended March 31, 2023 did not include any reserve development on prior accident years. The calendar year loss ratios for the quarter ended March 31, 2022 includes a decrease of less than $0.1 million or 0.1 percentage point related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment increased 1.9 points from 34.9% for the quarter ended March 31, 2022 to 36.8% for the quarter ended March 31, 2023. This increase in the expense ratio was primarily due to an increase in commission expense.

Exited Lines

The components of income from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Gross written premiums	$4,061	$47,139	(91.4%)

Net written premiums	$1,211	$20,323	(94.0%)

Net earned premiums	$12,043	$23,328	(48.4%)
Other income	77	200	(61.5%)
Total revenues	12,120	23,528	(48.5%)

Losses and expenses:
Net losses and loss adjustment expenses	6,619	9,977	(33.7%)
Acquisition costs and other underwriting expenses	5,136	11,205	(54.2%)
Underwriting income	$365	$2,346	(84.4%)

	Quarters Ended March 31,		Point
	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	67.2%	63.9%	3.3
Prior accident year	(12.2%)	(21.1%)	8.9
Calendar year loss ratio	55.0%	42.8%	12.2
Expense ratio	42.6%	48.0%	(5.4)
Combined ratio	97.6%	90.8%	6.8

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

	Quarters Ended March 31,
	2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$3,652	42.0%	$10,261	54.6%
Effect of prior accident year	(1,165)	(13.4%)	(3,867)	(20.6%)
Non catastrophe property losses and ratio (2)	$2,487	28.6%	$6,394	34.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$2,142	24.7%	$2,152	11.4%
Effect of prior accident year	149	1.7%	(471)	(2.5%)
Catastrophe losses and ratio (2)	$2,291	26.4%	$1,681	8.9%

Total property losses and ratio excluding the effect of prior accident year (1)	$5,794	66.7%	$12,413	66.0%
Effect of prior accident year	(1,016)	(11.7%)	(4,338)	(23.1%)
Total property losses and ratio (2)	$4,778	55.0%	$8,075	42.9%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,303	68.7%	$2,493	55.1%
Effect of prior accident year	(462)	(13.8%)	(591)	(13.1%)
Total casualty losses and ratio (2)	$1,841	54.9%	$1,902	42.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$8,097	67.2%	$14,906	63.9%
Effect of prior accident year	(1,478)	(12.2%)	(4,929)	(21.1%)
Total net losses and loss adjustment expense and total loss ratio (2)	$6,619	55.0%	$9,977	42.8%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of $0.1 million and $0.2 million for the quarters ended March 31, 2023 and 2022, respectively. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Property losses
Non-catastrophe	$3,652	$10,261	(64.4%)
Catastrophe	2,142	2,152	(0.5%)
Property losses	5,794	12,413	(53.3%)
Casualty losses	2,303	2,493	(7.6%)
Total accident year losses	$8,097	$14,906	(45.7%)

	Quarters Ended March 31,		Point
	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	42.0%	54.6%	(12.6)
Catastrophe	24.7%	11.4%	13.3
Property loss ratio	66.7%	66.0%	0.7
Casualty loss ratio	68.7%	55.1%	13.6
Total accident year loss ratio	67.2%	63.9%	3.3

The current accident year non-catastrophe property loss ratio improved by 12.6 points during the quarter ended March 31, 2023 as compared to the same period in 2022 reflecting lower claims severity in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 13.3 points during the quarter ended March 31, 2023 as compared to the same period in 2022 primarily recognizing higher claims frequency in the first accident quarter compared to last year.

The current accident year casualty loss ratio increased by 13.6 points during the quarter ended March 31, 2023 as compared to the same period in 2022 primarily reflecting higher claims frequency in farm, ranch & stable lines for the first accident quarter compared to last year and growth in the brokerage divisions which had a higher expected loss ratio.

The calendar year loss ratio for the quarter ended March 31, 2023 includes a decrease of $1.5 million, or 12.2 percentage points related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2022 includes a decrease of $4.9 million, or 21.1 percentage points related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines decreased by 5.4 points from 48.0% for the quarter ended March 31, 2022 to 42.6% for the quarter ended March 31, 2023 due to restructuring actions which reduced expenses.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 1.5 years.

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2023	2022	Change
Gross investment income (1)	$12,380	$7,196	72.0%
Investment expenses	(372)	(604)	(38.4%)
Net investment income	$12,008	$6,592	82.2%

(1)
Excludes realized gains and losses

Gross investment income increased by 72.0% for the quarter ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to the rise in rates.

Investment expenses decreased by 38.4% for the quarter ended March 31, 2023 as compared to the same period in 2022 due to decreased investment management expenses.

At March 31, 2023, the Company held agency mortgage-backed securities with a market value of $3.2 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.5 years as of March 31, 2023, compared with 3.2 years as of March 31, 2022. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 1.5 years and 2.8 years as of March 31, 2023 and March 31, 2022, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 3.6% as of March 31, 2023, compared to 2.6% as of March 31, 2022. The embedded book yield on the $31.9 million of taxable municipal bonds in the Company’s portfolio was 3.1% at March 31, 2023, compared to an embedded book yield of 3.2% on the Company’s taxable municipal bonds of $47.0 million at March 31, 2022.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022
Equity securities	$(914)	$(1,345)
Fixed maturities	(606)	(3,239)
Derivatives	—	4,724
Other-than-temporary impairment losses (1)	—	(25,525)
Net realized investment gains (losses)	$(1,520)	$(25,385)

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, book yield increased from 2.2% at December 31, 2021 to 3.6% at March 31, 2023.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2023 and 2022.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.4 million and $4.7 million during the quarters ended March 31, 2023 and 2022, respectively. The increase in corporate and other operating expenses is primarily due to restructuring costs incurred in the first quarter of 2023.

Interest Expense

Interest expense was $2.6 million during the quarter ended March 31, 2022. There was no interest expense during the quarter ended March 31, 2023. The reduction in interest expense was due to the redemption of the 7.875% Subordinated Notes due 2047 on April 15, 2022.

Income Tax Expense / Benefit

Income tax expense was $0.6 million for the quarter ended March 31, 2023 compared with income tax benefit of $3.4 million for the quarter ended March 31, 2022. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. Subsidiaries in 2023.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in a net income of $2.5 million and a net loss of $14.8 million for the quarters ended March 31, 2023 and 2022, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, debt service payments, distributions to shareholders, and share repurchases. The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. In order to meet its short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make distribution payments. In addition, the Company periodically reviews opportunities related to business acquisitions, and as a result, liquidity may be needed in the future.

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

As of March 31, 2023, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting

Principles” in Item 1 of Part I of the Company’s 2022 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividend declared or paid during the quarter ended March 31, 2023.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the distribution policy, funds are also used to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income (loss) to net cash provided by (used for) operations is generally influenced by the following:

•
the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•
the timing of the Company’s settlements with its reinsurers; and
•
the timing of the Company’s loss payments.

Net cash provided by (used for) operating activities was $5.3 million and ($10.1) million for the quarters ended March 31, 2023 and 2022, respectively. The increase in operating cash flows of approximately $15.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2023	2022	Change
Net premiums collected	$120,397	$132,367	$(11,970)
Net losses paid	(63,936)	(74,081)	10,145
Underwriting and corporate expenses	(64,116)	(74,087)	9,971
Net investment income	12,981	8,299	4,682
Interest paid	—	(2,560)	2,560
Net cash provided by (used for) operating activities	$5,326	$(10,062)	$15,388

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Stock Repurchase

From April, 1, 2023 through May 1, 2023, an additional 200,000 shares were repurchased as part of the share repurchase program. On October 21, 2022, Global Indemnity Group, LLC announced that up to $32 million of share repurchases were authorized. On January 3, 2023, Global Indemnity Group, LLC announced that it authorized an increase in the aggregate stock purchases from $32 million to $60 million. From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share.

Restructuring

The Company is restructuring its insurance operations in an effort to strengthen its market presence and enhance its focus on GBLI’s core Wholesale Commercial and InsurTech products. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023. The Company incurred restructuring charges of $3.4 million in the fourth quarter of 2022 and $2.2 million in the first quarter of 2023 for a total of $5.6 million. Post completion of the restructuring, the Company anticipates recurring annual expense savings of $16.0 million.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023. Distributions paid to common shareholders were $3.9 million during the quarter ended March 31, 2023. In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2023.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2022 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 31, 2023, global equities rose approximately 8.0% with U.S equities modestly underperforming, gaining approximately 7.5%. U.S fixed income gained approximately 3.0% with the average spread moving wider during the quarter. In March, Federal Reserve Chair Jerome Powell provided hawkish testimony in his semi-annual assessment of the economy to Congress. This was quickly followed by a shock to financial stability and confidence as we witnessed three bank failures that required swift and coordinated actions from monetary authorities. These measures played a critical role in calming fears. Just two weeks later, the Fed increased rates while making the clear delineation that it has the tools to manage financial stability while at the same time battling inflation. This has all combined to leave market participants parsing each piece of economic data for indications of the next moves by the FOMC, resulting in continued large swings in interest rates.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A average rating and a duration of 1.5 years. Portfolio purchases were focused within US Treasury, asset backed, and investment grade credit securities. These purchases were funded primarily through cash inflows, sales of US Treasury securities, as well as maturities and paydowns. During the first quarter, the portfolio’s allocation to asset backed securities increased, while the portfolio’s exposure to US Treasury securities decreased.

Other than the changes described in the preceding paragraph, there have been no other material changes to the Company’s market risk since December 31, 2022. Please see Item 7A of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 15, 2023. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 3,302 shares surrendered by the Company’s employees during the quarter ended March 31, 2023. All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

Global Indemnity Group, LLC repurchased 250,000 shares from third parties under its repurchase program during the quarter ended March 31, 2023. All class A common shares repurchased from third parties under its repurchase program are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 10, 2023	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)