Form 10-Q
period 2023-06-30
Global Indemnity Group, LLC
filed 2023-08-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 4, 2023, the registrant had outstanding 9,729,046 Class A Common Shares and 3,793,612 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,311,567 and $1,301,723; net of allowance for expected credit losses of $0 at June 30, 2023 and December 31, 2022)	$1,265,606	$1,248,198
Equity securities, at fair value	17,153	17,520
Other invested assets	37,282	38,176
Total investments	1,320,041	1,303,894

Cash and cash equivalents	45,447	38,846
Premium receivables, net of allowance for expected credit losses of $4,056 at June 30, 2023 and $3,322 at December 31, 2022	141,498	168,743
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at June 30, 2023 and December 31, 2022	95,616	85,721
Funds held by ceding insurers	16,660	19,191
Deferred federal income taxes	42,679	47,099
Deferred acquisition costs	52,019	64,894
Intangible assets	14,633	14,810
Goodwill	4,820	4,820
Prepaid reinsurance premiums	10,626	17,421
Lease right of use assets	10,790	11,739
Other assets	19,173	23,597
Total assets	$1,774,002	$1,800,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$866,951	$832,404
Unearned premiums	215,187	269,353
Ceded balances payable	3,844	17,241
Payable for securities purchased	22,115	66
Contingent commissions	3,431	8,816
Lease liabilities	14,194	15,701
Other liabilities	21,872	30,965
Total liabilities	$1,147,594	$1,174,546

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,000,287 and 10,876,041 respectively; class A common shares outstanding: 9,729,046 and 10,073,660, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	453,427	451,305
Accumulated other comprehensive income (loss), net of tax	(37,171)	(43,058)
Retained earnings	238,315	233,468
Class A common shares in treasury, at cost: 1,271,241 and 802,381 shares, respectively	(32,163)	(19,486)
Total shareholders’ equity	626,408	626,229
Total liabilities and shareholders’ equity	$1,774,002	$1,800,775

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Gross written premiums	$110,100	$196,823	$233,085	$387,806
Ceded written premiums	(4,104)	(29,665)	(11,228)	(61,166)
Net written premiums	105,996	167,158	221,857	326,640
Change in net unearned premiums	23,160	(11,409)	47,371	(22,068)
Net earned premiums	129,156	155,749	269,228	304,572
Net investment income	13,216	1,930	25,224	8,522
Net realized investment losses	(761)	(9,916)	(2,281)	(35,301)
Other income	282	97	636	523
Total revenues	141,893	147,860	292,807	278,316

Losses and Expenses:
Net losses and loss adjustment expenses	78,082	92,618	166,083	177,313
Acquisition costs and other underwriting expenses	47,101	61,098	100,579	117,790
Corporate and other operating expenses	4,990	2,993	11,358	7,653
Interest expense	12	410	12	3,005
Loss on extinguishment of debt	—	3,529	—	3,529
Income (loss) before income taxes	11,708	(12,788)	14,775	(30,974)
Income tax expense (benefit)	2,371	(626)	2,944	(4,039)
Net income (loss)	$9,337	$(12,162)	$11,831	$(26,935)
Less: preferred stock distributions	110	110	220	220
Net income (loss) available to common shareholders	$9,227	$(12,272)	$11,611	$(27,155)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.68	$(0.84)	$0.86	$(1.87)
Diluted	$0.67	$(0.84)	$0.84	$(1.87)
Weighted-average number of shares outstanding
Basic	13,478,014	14,543,234	13,573,841	14,529,170
Diluted	13,707,984	14,543,234	13,794,221	14,529,170
Cash distributions declared per common share	$0.25	$0.25	$0.50	$0.50

(1)
For the quarter and six months ended June 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss in each period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$9,337	$(12,162)	$11,831	$(26,935)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(3,077)	(21,503)	5,080	(63,876)
Reclassification adjustment for losses included in net income (loss)	479	7,877	966	30,962
Unrealized foreign currency translation gains (losses)	42	(227)	(159)	(115)
Other comprehensive income (loss), net of tax	(2,556)	(13,853)	5,887	(33,029)

Comprehensive income (loss), net of tax	$6,781	$(26,015)	$17,718	$(59,964)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2023	2022	2023	2022
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,928,380	10,614,555	10,876,041	10,574,589
Common shares issued under share incentive plans, net of forfeitures	49,628	35,442	75,541	50,598
Common shares issued to directors	22,279	25,760	48,705	50,570
Number at end of period	11,000,287	10,675,757	11,000,287	10,675,757
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,947,206	3,793,612	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$452,385	$448,266	$451,305	$447,406
Share compensation plans	1,042	1,786	2,122	2,646
Balance at end of period	$453,427	$450,052	$453,427	$450,052
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(34,615)	$(12,772)	$(43,058)	$6,404
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(2,598)	(13,626)	6,046	(32,914)
Unrealized foreign currency translation gains (losses)	42	(227)	(159)	(115)
Other comprehensive income (loss)	(2,556)	(13,853)	5,887	(33,029)
Balance at end of period	$(37,171)	$(26,625)	$(37,171)	$(26,625)
Retained earnings:
Balance at beginning of period	$232,506	$230,771	$233,468	$249,301
Net income (loss)	9,337	(12,162)	11,831	(26,935)
Preferred share distributions	(110)	(110)	(220)	(220)
Distributions to shareholders ($0.25 per share per quarter in 2023 and 2022)	(3,418)	(3,742)	(6,764)	(7,389)
Balance at end of period	$238,315	$214,757	$238,315	$214,757
Number of treasury shares:
Number at beginning of period	1,055,683	22,277	802,381	17,496
Class A common shares purchased	215,558	11,173	468,860	15,954
Number at end of period	1,271,241	33,450	1,271,241	33,450
Treasury shares, at cost:
Balance at beginning of period	$(26,038)	$(610)	$(19,486)	$(490)
Class A common shares purchased, at cost	(6,125)	(294)	(12,677)	(414)
Balance at end of period	$(32,163)	$(904)	$(32,163)	$(904)
Total shareholders’ equity	$626,408	$641,280	$626,408	$641,280

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$11,831	$(26,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	3,342	3,265
Amortization of debt issuance costs	—	41
Restricted stock and stock option expense	2,122	2,646
Deferred federal income taxes	2,944	(4,039)
Amortization of bond premium and discount, net	(1,725)	1,628
Net realized investment losses	2,281	35,301
Loss on extinguishment of debt	—	3,529
Loss from equity method investments, net of distributions	106	5,913
Changes in:
Premium receivables, net	27,245	(33,515)
Reinsurance receivables, net	(9,895)	(4,200)
Funds held by ceding insurers	2,330	3,905
Unpaid losses and loss adjustment expenses	34,547	44,757
Unearned premiums	(54,166)	20,111
Ceded balances payable	(13,397)	(20,585)
Other assets and liabilities	(7,679)	(3,986)
Contingent commissions	(5,385)	(1,575)
Deferred acquisition costs	12,875	(9,758)
Prepaid reinsurance premiums	6,795	1,956
Net cash provided by operating activities	14,171	18,459
Cash flows from investing activities:
Proceeds from sale of fixed maturities	96,890	829,205
Proceeds from sale of equity securities	24	88,726
Proceeds from maturity of fixed maturities	50,685	42,483
Proceeds from maturity of preferred stock	270	—
Proceeds from other invested assets	789	6,542
Amounts received in connection with derivatives	—	4,490
Purchases of fixed maturities	(135,826)	(860,076)
Purchases of equity securities	(28)	(10,376)
Net cash provided by investing activities	12,804	100,994
Cash flows from financing activities:
Distributions paid to common shareholders	(7,477)	(7,255)
Distributions paid to preferred shareholders	(220)	(220)
Purchases of class A common shares	(12,677)	(414)
Redemption of subordinated notes	—	(130,000)
Net cash used for financing activities	(20,374)	(137,889)
Net change in cash and cash equivalents	6,601	(18,436)
Cash and cash equivalents at beginning of period	38,846	78,278
Cash and cash equivalents at end of period	$45,447	$59,842

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.
Restructuring

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core Package Specialty and Targeted Specialty products. As a result, the Company exited its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and existing renewals were placed in run-off for these four divisions. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023.

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million during the fourth quarter of 2022 and $2.1 million during the six months ended June 30, 2023 for total restructuring costs of $5.5 million.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2022 and June 30, 2023:

(Dollars in thousands)	Consolidated Statements of Operations Line	Employee Termination	Lease Right of Use Asset Impairment	Total
Charges incurred in 2022	Corporate and other operating expenses	$2,635	$—	$2,635
Charges incurred in 2022	Acquisition costs and other underwriting expenses (1)	—	812	812
Non-cash asset charges		—	(812)	(812)
Liability at December 31, 2022		2,635	—	2,635
Charges incurred in 2023	Corporate and other operating expenses	2,121	—	2,121
Cash payments in 2023		(4,249)	—	(4,249)
Liability at June 30, 2023		$507	$—	$507

(1) These charges were recorded within the Company's Exited Line segment.

Any information technology initiatives related to business lines within Exited Lines have been discontinued.
3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2023
Fixed maturities:
U.S. treasuries	$396,451	$—	$12	$(7,701)	$388,762
Obligations of states and political subdivisions	32,272	—	—	(1,666)	30,606
Mortgage-backed securities	65,086	—	396	(4,816)	60,666
Asset-backed securities	212,095	—	186	(7,966)	204,315
Commercial mortgage-backed securities	86,313	—	21	(5,880)	80,454
Corporate bonds	343,600	—	102	(12,038)	331,664
Foreign corporate bonds	175,750	—	30	(6,641)	169,139
Total fixed maturities	$1,311,567	$—	$747	$(46,708)	$1,265,606

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Fixed maturities:
U.S. treasuries	$352,533	$—	$—	$(8,430)	$344,103
Obligations of states and political subdivisions	33,471	—	—	(1,876)	31,595
Mortgage-backed securities	67,560	—	165	(5,609)	62,116
Asset-backed securities	198,161	—	390	(9,151)	189,400
Commercial mortgage-backed securities	104,777	—	20	(6,133)	98,664
Corporate bonds	353,622	—	16	(14,858)	338,780
Foreign corporate bonds	191,599	—	—	(8,059)	183,540
Total fixed maturities	$1,301,723	$—	$591	$(54,116)	$1,248,198

As of June 30, 2023 and December 31, 2022, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Common stock	$1,113	$1,271
Preferred stock	16,040	16,249
Total	$17,153	$17,520

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 2.4% of shareholders' equity at June 30, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$489,914	$483,894
Due in one year through five years	428,150	410,281
Due in five years through ten years	17,529	15,287
Due after fifteen years	12,480	10,709
Mortgage-backed securities	65,086	60,666
Asset-backed securities	212,095	204,315
Commercial mortgage-backed securities	86,313	80,454
Total	$1,311,567	$1,265,606

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2023. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 5.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$198,477	$(3,953)	$120,678	$(3,748)	$319,155	$(7,701)
Obligations of states and political subdivisions	7,810	(222)	19,795	(1,444)	27,605	(1,666)
Mortgage-backed securities	16,354	(707)	33,913	(4,109)	50,267	(4,816)
Asset-backed securities	91,904	(1,888)	95,269	(6,078)	187,173	(7,966)
Commercial mortgage-backed securities	1,678	(69)	76,056	(5,811)	77,734	(5,880)
Corporate bonds	74,010	(1,175)	230,601	(10,863)	304,611	(12,038)
Foreign corporate bonds	23,100	(154)	119,948	(6,487)	143,048	(6,641)
Total fixed maturities	$413,333	$(8,168)	$696,260	$(38,540)	$1,109,593	$(46,708)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $8.3 million and $8.4 million as of June 30, 2023 and December 31, 2022, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2023, gross unrealized losses related to U.S. treasuries were $7.701 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of June 30, 2023, gross unrealized losses related to obligations of states and political subdivisions were $1.666 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of June 30, 2023, gross unrealized losses related to mortgage-backed securities were $4.816 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2023, gross unrealized losses related to asset backed securities were $7.966 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 35.0. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2023, gross unrealized losses related to the CMBS portfolio were $5.880 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 46.9. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2023, gross unrealized losses related to corporate bonds were $12.038 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2023, gross unrealized losses related to foreign bonds were $6.641 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters and six months ended June 30, 2023 and 2022 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022 (1)	2023	2022
Fixed maturities:
Impairment related to intent to sell	—	(680)	—	(26,205)
Total	$—	$(680)	$—	$(26,205)

(1)
In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 3.8% at June 30, 2023.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income, net of tax, as of June 30, 2023 and December 31, 2022 was as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Net unrealized gains (losses) from:
Fixed maturities	$(45,961)	$(53,525)
Foreign currency fluctuations	(328)	(127)
Deferred taxes	9,118	10,594
Accumulated other comprehensive income (loss), net of tax	$(37,171)	$(43,058)

The following tables present the changes in accumulated other comprehensive income, net of tax, by components, for the quarters and six months ended June 30, 2023 and 2022:

Quarter Ended June 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(34,314)	$(301)	$(34,615)
Other comprehensive income (loss) before reclassification, before tax	(3,757)	53	(3,704)
Amounts reclassified from accumulated other comprehensive income, before tax	587	—	587
Other comprehensive income (loss), before tax	(3,170)	53	(3,117)
Income tax (expense) benefit	572	(11)	561
Ending balance, net of tax	$(36,912)	$(259)	$(37,171)

Quarter Ended June 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(12,769)	$(3)	$(12,772)
Other comprehensive loss before reclassification, before tax	(26,518)	(287)	(26,805)
Amounts reclassified from accumulated other comprehensive income, before tax	9,317	—	9,317
Other comprehensive loss, before tax	(17,201)	(287)	(17,488)
Income tax benefit	3,575	60	3,635
Ending balance, net of tax	$(26,395)	$(230)	$(26,625)

Six Months Ended June 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive (loss) before reclassification, before tax	6,371	(201)	6,170
Amounts reclassified from accumulated other comprehensive income, before tax	1,193	—	1,193
Other comprehensive income (loss), before tax	7,564	(201)	7,363
Income tax (expense) benefit	(1,518)	42	(1,476)
Ending balance, net of tax	$(36,912)	$(259)	$(37,171)

Six Months Ended June 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive loss before reclassification, before tax	(79,267)	(146)	(79,413)
Amounts reclassified from accumulated other comprehensive income, before tax	38,081	—	38,081
Other comprehensive loss, before tax	(41,186)	(146)	(41,332)
Income tax benefit	8,272	31	8,303
Ending balance, net of tax	$(26,395)	$(230)	$(26,625)

The reclassifications out of accumulated other comprehensive income for the quarters and six months ended June 30, 2023 and 2022 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$587	$8,637
	Other than temporary impairment losses on investments	—	680
	Total before tax	587	$9,317
	Income tax expense (benefit)	(108)	(1,440)
	Total reclassifications, net of tax	$479	$7,877

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$1,193	$11,876
	Other than temporary impairment losses on investments	—	26,205
	Total before tax	1,193	$38,081
	Income tax expense (benefit)	(227)	(7,119)
	Total reclassifications, net of tax	$966	$30,962

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Fixed maturities:
Gross realized gains	$9	$456	$14	$662
Gross realized losses	(596)	(9,773)	(1,207)	(38,743)
Net realized gains (losses)	(587)	(9,317)	(1,193)	(38,081)
Equity securities:
Gross realized gains	209	2	784	1,806
Gross realized losses	(383)	(2,417)	(1,872)	(5,566)
Net realized gains (losses)	(174)	(2,415)	(1,088)	(3,760)
Derivatives:
Gross realized gains	—	2,872	—	8,960
Gross realized losses	—	(1,056)	—	(2,420)
Net realized gains (losses) (1)	—	1,816	—	6,540
Total net realized investment gains (losses)	$(761)	$(9,916)	$(2,281)	$(35,301)

(1)
Includes periodic net interest settlements related to the derivatives of $1.1 million for the quarters ended June 30, 2022 and $2.5 million for the six months ended June 30, 2022.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity securities	$(174)	$(2,415)	$(1,088)	$(3,760)
Less: net gains (losses) recognized during the period on equity securities sold during the period	—	(498)	18	10,616
Unrealized gains (losses) recognized during the reporting period on equity securities	$(174)	$(1,917)	$(1,106)	$(14,376)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Fixed maturities	$96,890	$829,205
Equity securities	24	88,726

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Fixed maturities	$12,313	$7,467	$23,773	$13,871
Equity securities	257	275	447	609
Cash and cash equivalents	300	99	563	131
Other invested assets	697	(5,300)	1,164	(4,874)
Total investment income	13,567	2,541	25,947	9,737
Investment expense	(351)	(611)	(723)	(1,215)
Net investment income	$13,216	$1,930	$25,224	$8,522

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net investment income	$13,216	$1,930	$25,224	$8,522
Net realized investment losses	(761)	(9,916)	(2,281)	(35,301)
Change in unrealized holding gains (losses)	(3,117)	(17,488)	7,363	(41,332)
Net realized and unrealized investment returns	(3,878)	(27,404)	5,082	(76,633)
Total investment return	$9,338	$(25,474)	$30,306	$(68,111)
Total investment return % (1)	0.7%	(1.8%)	2.3%	(4.8%)
Average investment portfolio (2)	$1,345,235	$1,395,519	$1,343,024	$1,429,227

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of June 30, 2023 and December 31, 2022, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2023, the Company held insurance enhanced municipal bonds with a market value of approximately $6.2 million which represented 0.5% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. The financial guarantors of the Company’s $6.2 million municipal bonds include Assured Guaranty Corporation ($5.0 million) and Ambac Financial Group ($1.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2023.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of June 30, 2023 and December 31, 2022:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2023	December 31, 2022
On deposit with governmental authorities	$20,983	$19,290
Held in trust pursuant to third party requirements	164,845	161,901
Total (1)	$185,828	$181,191

(1)
Includes cash and cash equivalents of $9.3 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively, with the remainder related to bonds available for sale.

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.4 million and $4.8 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $18.6 million and $19.0 million at June 30, 2023 and December 31, 2022, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.4 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.
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

The following table summarizes the net gains included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and six months ended June 30, 2023 and 2022:

		Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2023	2022	2023	2022
Interest rate swap agreements	Net realized investment gains (losses)	$—	$1,816	$—	$6,540
Total		$—	$1,816	$—	$6,540

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022 and was not utilizing interest rate swap agreements as of December 31, 2022. There are no outstanding amounts related to the interest rate swap agreements on the consolidated balance sheets as of June 30, 2023 or December 31, 2022.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$388,762	$—	$—	$388,762
Obligations of states and political subdivisions	—	30,606	—	30,606
Mortgage-backed securities	—	59,717	949	60,666
Commercial mortgage-backed securities	—	80,454	—	80,454
Asset-backed securities	—	204,315	—	204,315
Corporate bonds	—	329,939	1,725	331,664
Foreign corporate bonds	—	169,139	—	169,139
Total fixed maturities	388,762	874,170	2,674	1,265,606
Equity securities	—	16,040	1,113	17,153
Total assets measured at fair value	$388,762	$890,210	$3,787	$1,282,759

	Fair Value Measurements
As of December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$344,103	$—	$—	$344,103
Obligations of states and political subdivisions	—	31,595	—	31,595
Mortgage-backed securities	—	61,156	960	62,116
Commercial mortgage-backed securities	—	98,664	—	98,664
Asset-backed securities	—	189,073	327	189,400
Corporate bonds	—	336,767	2,013	338,780
Foreign corporate bonds	—	183,540	—	183,540
Total fixed maturities	344,103	900,795	3,300	1,248,198
Equity securities	—	16,249	1,271	17,520
Total assets measured at fair value	$344,103	$917,044	$4,571	$1,265,718

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$4,335	$4,288	$4,571	$2,769
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	(3)	23	7	15
Included in earnings attributable to realized gains / losses	(113)	(102)	(172)	(170)
Transfers into level 3	—	607	—	857
Amortization of bond premium and discount, net	2	2	4	2
Purchases	39	55	113	1,479
Sales	(473)	(523)	(736)	(602)
Ending balance	3,787	4,350	3,787	4,350
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(103)	$(9)	$(162)	$(14)

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,406	$14,214	$4,832	$14,214
Mortgage Debt Fund, LP (2)	9,374	—	9,771	—
Global Debt Fund, LP (3)	23,502	—	23,573	—
Total	$37,282	$14,214	$38,176	$14,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.5 million and ($5.3) million for the quarters ended June 30, 2023 and 2022, respectively, and $0.6 million and ($5.4) million for the six months ended June 30, 2023 and 2022, respectively.

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

During the quarters and six months ended June 30, 2023 and 2022, the Company has not adjusted quotes or prices obtained from the pricing vendors.

6.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,379	$2,937	$3,322	$2,996
Current period provision for expected credit losses	1,369	536	1,717	619
Write-offs	(692)	(554)	(983)	(696)
Ending balance	$4,056	$2,919	$4,056	$2,919

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

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

As of June 30, 2023, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters and six months ended June 30, 2023 and 2022.

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Deferred income tax expense (benefit):
U.S. Federal	$2,371	$(626)	$2,944	$(4,039)
Total deferred income tax expense (benefit)	2,371	(626)	2,944	(4,039)
Total income tax expense (benefit)	$2,371	$(626)	$2,944	$(4,039)

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$2,459	21.0%	$(2,686)	21.0%
Adjustments:
Dividend exclusion	(21)	(0.2)	(24)	0.2
Parent income treated as partnership for tax	(146)	(1.2)	1,827	(14.3)
Other	79	0.7	257	(2.0)
Effective income tax expense (benefit)	$2,371	20.3%	$(626)	4.9%

The effective income tax expense rate for the quarter ended June 30, 2023 was 20.3% compared to an effective income tax benefit rate of 4.9% for the quarter ended June 30, 2022. The difference between 2023 and 2022 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

	Six Months Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$3,103	21.0%	$(6,505)	21.0%
Adjustments:
Dividend exclusion	(38)	(0.3)	(46)	0.1
Parent (income) loss treated as partnership for tax	(342)	(2.3)	2,070	(6.7)
Other	221	1.5	442	(1.4)
Effective income tax expense (benefit)	$2,944	19.9%	$(4,039)	13.0%

The effective income tax expense rate for the six months ended June 30, 2023 was 19.9% compared to an effective income tax benefit rate of 13.0% for the six months ended June 30, 2022. The difference between 2023 and 2022 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The Company has a net operating loss (“NOL”) carryforward of $98.1 million as of June 30, 2023, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2022 was $116.4 million.

The Company did not have any Section 163(j) ("163(j)") carryforward as of June 30, 2023 or December 31, 2022. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

8.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$857,520	$770,332	$832,404	$759,904
Less: Ceded reinsurance receivables	73,665	93,194	73,021	94,443
Net balance at beginning of period	783,855	677,138	759,383	665,461
Incurred losses and loss adjustment expenses related to:
Current year	78,031	96,189	166,032	183,947
Prior years	51	(3,571)	51	(6,634)
Total incurred losses and loss adjustment expenses	78,082	92,618	166,083	177,313
Paid losses and loss adjustment expenses related to:
Current year	24,565	29,079	34,184	42,394
Prior years	44,354	30,201	98,264	89,904
Total paid losses and loss adjustment expenses	68,919	59,280	132,448	132,298
Net balance at end of period	793,018	710,476	793,018	710,476
Plus: Ceded reinsurance receivables	73,933	94,185	73,933	94,185
Balance at end of period	$866,951	$804,661	$866,951	$804,661

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2023, the Company's increased its prior accident year loss reserves by $0.1 million, which consisted of a $5.0 million increase related to Commercial Specialty, a $1.0 million increase related to Reinsurance Operations, and a $5.9 million decrease related to Exited Lines.

The $5.0 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.0 million decrease primarily recognizes lower than expected claims severity in the 2020 and 2022 accident years, partially offset by increases in the 2015 accident year.

•
General Liability: A $6.1 million increase primarily recognizes higher than expected claims severity in the 2017 through 2022 accident years partially offset by decreases in accident years prior to 2006 primarily related to construction defect.

The $1.0 million increase of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.1 million increase in the 2022 accident year recognizes higher prior accident year case incurred emergence than expected.
•
General Liability: A $0.1 million decrease based on information received from the cedants.

The $5.9 million decrease in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $1.1 million increase primarily in Property Brokerage. The increase reflects higher than expected claims severity in the 2014, 2021 and 2022 accident years partially offset by lower than expected severity in the 2017 and 2020 accident years.
•
Reinsurance: A $6.2 million decrease in the 2012 and 2015 through 2021 accident years based on information received from cedants, primarily in the property treaties.

•
General Liability: A $0.9 million decrease primarily recognizes lower than expected severity in the 2014 through 2017 accident years, partially offset by an increase in the 2019 accident year.

During the second quarter of 2022, the Company decreased its prior accident year loss reserves by $3.6 million, which consisted of a $2.3 million decrease related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $0.1 million decrease related to Exited Lines.

The $2.3 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $3.4 million decrease primarily recognizes lower than expected claims severity in the 2015 and 2018 through 2021 accident years.
•
General Liability: A $1.2 million increase reflects higher than expected claims severity in accident years prior to 2005, 2016, 2017, 2019 and 2020 accident years, partially offset by decreases in the 2010 through 2015, 2018 and 2021 accident years.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment; the inception-to-date case incurred remains zero in this year.

The $0.1 million reduction of prior accident year loss reserves related to Exited Lines consisted of the following:

•
Property: A $2.0 million increase reflects higher than expected claims severity in the 2015 through 2018 accident years, partially offset by a decrease in the 2011 and 2021 accident years.
•
Reinsurance: A $2.1 million decrease primarily in the 2017 through the 2021 accident years based on the reported information from cedants.

During the first six months of 2023, the Company increased its prior accident year loss reserves by $0.1 million, which consisted of a $6.5 million increase related to Commercial Specialty, a $1.0 million increase related to Reinsurance Operations, and a $7.4 million decrease related to Exited Lines.

The $6.5 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $0.8 million decrease recognizes lower than expected claims severity in the 2021 accident year, partially offset by increases in the 2015, 2019, 2020, and 2022 accident years.

•
General Liability: A $7.3 million increase recognizes higher than expected claims severity in the 2013, 2015, 2017, and 2019 through 2022 accident years, partially offset by decreases in accident years prior to 2006 related to construction defect and the 2011 accident year.

The $1.0 million increase of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.1 million increase in the 2022 accident year recognizes higher prior accident year case incurred emergence than expected.
•
General Liability: A $0.1 million decrease based on information received from the cedants.

The $7.4 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $1.3 million increase reflects higher than expected claims severity in the 2014, 2021 and 2022 accident years in Property Brokerage, partially offset by lower than expected severity in the 2016, 2017 and 2020 accident years.

•
Reinsurance: A $7.3 million decrease in the 2012 and 2015 through 2021 accident years based on information received from cedants, primarily in the property treaties.

•
General Liability: A $1.4 million decrease primarily recognizes lower than expected severity in the 2014 through 2017 accident years, partially offset by an increase in the 2022 accident year.

During the first six months of 2022, the Company decreased its prior accident year loss reserves by $6.6 million, which consisted of a $0.4 million decrease related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $5.0 million decrease related to Exited Lines.

The $0.4 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.5 million decrease primarily recognizes lower than expected claims severity in the 2019 and 2021 accident years, partially offset by increases in the 2015 and 2018 accident years.

•
General Liability: A $1.2 million increase reflects higher than expected claims severity in accident years prior to 2005, 2010, 2016, 2017, 2019 and 2020 accident years, partially offset by decreases in the 2006, 2007, 2011 through 2015, 2018 and 2021 accident years.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment; the inception-to-date case incurred remains zero in this year.

The $5.0 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $0.2 million decrease primarily in the 2011, 2018 and 2021 accident years, partially offset by increases in the 2015 through 2017 and 2020 accident years.

•
Reinsurance: A $4.3 million decrease primarily in the 2017 through the 2021 accident years based on reported information from the cedants.

•
General Liability: A $0.6 million reduction in the 2017, 2019 and 2021 accident years partially offset by an increase in the 2018 accident year.

9.
Shareholders’ Equity

Repurchases of the Company's class A common shares

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock purchase program from $32 million, which was authorized on October 21, 2022, to $60 million. On June 8, 2023, Global Indemnity Group, LLC's Board of Directors approved an additional increase in the existing share buyback authorization amount of $60 million to $135 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2023:

Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2023	3,302	(3)	$23.31	—	—
January 1-31, 2023	250,000	(4)	$25.90	250,000	$106,604,066
April 1-30, 2023	200,000	(4)	$28.00	200,000	$101,004,066
June 1-30, 2023	15,558	(3)	$33.74	—	$101,004,066
Total	468,860		$27.04

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
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

There were no class B common shares that were surrendered or repurchased during the quarters and six months ended June 30, 2023 or 2022.

Each class A common share has one vote and each class B common share has ten votes.

As of June 30, 2023, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of June 30, 2023. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of June 30, 2023.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
Various (1)	Various	Various	(21)
Total			$6,764

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
Various (1)	Various	Various	190
Total			$7,389

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended June 30, 2023 and 2022 and $0.2 million in each of the six months ended June 30, 2023 and 2022.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.3 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively. Accrued preferred distributions were less than $0.1 million as of both June 30, 2023 and December 31, 2022 and were included in other liabilities on the consolidated balance sheets.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s distribution program.

10.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.9% of the voting power of Global Indemnity Group, LLC as of June 30, 2023. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million and $0.7 million were incurred during the quarters ended June 30, 2023 and 2022, respectively, and management fee expense of $1.5 million and $1.4 million were incurred during the six months ended June 30, 2023 and 2022, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.5 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2023, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 10 above for additional information pertaining to this management agreement.

12.
Share-Based Compensation Plans

Share Incentive Plan

On June 14, 2023, the Company’s Shareholders approved the Global Indemnity Group, LLC 2023 Share Incentive Plan (“the 2023 Plan”). The primary purpose of the 2023 Plan is to provide Global Indemnity a competitive advantage in attracting, retaining, and motivating officers, employees, consultants and non-employee directors, and to position Global Indemnity to offer incentives linked to the financial results of the Company’s business and increases in shareholder value. Under the 2023 Plan, the Company may issue up to 2.5 million class A common shares pursuant to awards granted under the Plan. The 2023 Plan replaced the Global Indemnity Group, LLC 2018 Share Incentive Plan, as amended and restated on August 28, 2020 which expired pursuant to its terms on March 4, 2023.

Options

No stock options were awarded during the quarters and six months ended June 30, 2023 or 2022. No unvested stock options were forfeited during the quarters and six months ended June 30, 2023 or 2022.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and six months ended June 30, 2023 and 2022. There were no restricted class A common shares or restricted stock units forfeited during the quarter and six months ended June 30, 2023 and 2022.

There were 49,628 and 35,442 restricted stock units that vested during the quarters ended June 30, 2023 and 2022, respectively, and 75,541 and 61,522 restricted stock units that vested during the six months ended June 30, 2023 and 2022, respectively Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended June 30, 2023 and 2022, the Company granted 22,279 and 25,760 class A common shares, respectively, at a weighted average grant date value of $30.20 and $25.96 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2023 and 2022, the Company granted 48,705 and 50,570 class A common shares, respectively, at a weighted average grant date value of $27.63 and $25.80 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested on January 13, 2023. All other shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the six months ended June 30, 2023 and 2022.

13.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,337	$(12,162)	$11,831	$(26,935)
Less: preferred stock distributions	110	110	220	220
Net income (loss) available to common shareholders	$9,227	$(12,272)	$11,611	$(27,155)

Denominator:
Weighted average shares for basic earnings per share	13,478,014	14,543,234	13,573,841	14,529,170
Non-vested restricted stock units	61,579	—	58,571	—
Options	168,391	—	161,809	—
Weighted average shares for diluted earnings per share (1)	13,707,984	14,543,234	13,794,221	14,529,170

Earnings per share - Basic	$0.68	$(0.84)	$0.86	$(1.87)
Earnings per share - Diluted	$0.67	$(0.84)	$0.84	$(1.87)

(1)
For the quarter and six months ended June 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss in each period.

If the Company had not incurred a loss in the quarter ended June 30, 2022, 14,749,370 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the quarter ended June 30, 2022 would have included 110,417 shares of non-vested restricted stock units and 95,719 share equivalents for options.

If the Company had not incurred a loss in the six months ended June 30, 2022, 14,728,182 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the six months ended June 30, 2022 would have included 103,670 shares of non-vested restricted stock units and 95,342 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 346,667 shares for both the quarter and six months ended June 30, 2023 and 393,333 shares for both the quarter and six months ended June 30, 2022, which were deemed to be anti-dilutive.

14.
Segment Information

During the fourth quarter of 2022, the Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core Package Specialty and Targeted Specialty products. As a result, the Company exited four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and existing renewals were placed in run-off for these four divisions. Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of these exited lines within the Company's Exited Lines segment. In addition, a decision was made in the fourth quarter of 2022 to reclassify several smaller reinsurance treaties from Reinsurance Operations to Commercial Specialty. Management believes these segment changes allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Accordingly, the segment results for the quarter and six months ended June 30, 2022 have been revised to reflect these changes.

The Company manages its business through two ongoing business segments. Commercial Specialty offers specialty property and casualty products designed for GBLI's Package Specialty and Targeted Specialty product offerings. These product lines are offered primarily in the excess and surplus lines marketplace. Reinsurance Operations provides reinsurance and insurance solutions through brokers and primary writers including insurance and reinsurance companies. The Company also has an Exited Lines segment that contains lines of business that are no longer being written or are in runoff.

The following are tabulations of business segment information for the quarters and six months ended June 30, 2023 and 2022. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended June 30, 2023 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$95,347	$14,844		$(91)	$110,100
Net written premiums	$91,896	$14,844		$(744)	$105,996
Net earned premiums	$93,408	$29,585		$6,163	$129,156
Other income	266	9		26	301
Total revenues	93,674	29,594		6,189	129,457
Losses and Expenses:
Net losses and loss adjustment expenses	58,662	19,512		(92)	78,082
Acquisition costs and other underwriting expenses	33,972	10,737		2,392	47,101
Income (loss) from segments	$1,040	$(655)		$3,889	$4,274
Unallocated Items:
Net investment income					13,216
Net realized investment losses					(761)
Other loss					(19)
Corporate and other operating expenses					(4,990)
Interest expense					(12)
Income before income taxes					11,708
Income tax expense					(2,371)
Net income					$9,337

Segment assets	$999,271	$383,040		$222,491	$1,604,802
Corporate assets					169,200
Total assets					$1,774,002

(1)
External business only, excluding business assumed from affiliates.

Quarter Ended June 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$105,010	$46,524		$45,289	$196,823
Net written premiums	$99,667	$46,524		$20,967	$167,158
Net earned premiums	$93,997	$39,162		$22,590	$155,749
Other income (loss)	260	20		(196)	84
Total revenues	94,257	39,182		22,394	155,833
Losses and Expenses:
Net losses and loss adjustment expenses	52,804	22,793		17,021	92,618
Acquisition costs and other underwriting expenses	35,543	14,553		11,002	61,098
Income (loss) from segments	$5,910	$1,836		$(5,629)	$2,117
Unallocated Items:
Net investment income					1,930
Net realized investment losses					(9,916)
Other income					13
Corporate and other operating expenses					(2,993)
Interest expense					(410)
Loss on extinguishment of debt					(3,529)
Loss before income taxes					(12,788)
Income tax benefit					626
Net loss					(12,162)

Segment assets	$1,002,120	$326,804		$384,991	$1,713,915
Corporate assets					147,864
Total assets					$1,861,779

(1)
External business only, excluding business assumed from affiliates.

Six Months Ended June 30, 2023 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$190,855	$38,260		$3,970	$233,085
Net written premiums	$183,130	$38,260		$467	$221,857
Net earned premiums	$186,590	$64,432		$18,206	$269,228
Other income	533	—		103	636
Total revenues	187,123	64,432		18,309	269,864
Losses and Expenses:
Net losses and loss adjustment expenses	118,781	40,775		6,527	166,083
Acquisition costs and other underwriting expenses	69,498	23,553		7,528	100,579
Income (loss) from segments	$(1,156)	$104		$4,254	$3,202
Unallocated Items:
Net investment income					25,224
Net realized investment losses					(2,281)
Corporate and other operating expenses					(11,358)
Interest expense					(12)
Income before income taxes					14,775
Income tax expense					(2,944)
Net income					$11,831

Segment assets	$999,271	$383,040		$222,491	$1,604,802
Corporate assets					169,200
Total assets					$1,774,002

(1)
External business only, excluding business assumed from affiliates.

Six Months Ended June 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$207,858	$87,520		$92,428	$387,806
Net written premiums	$197,830	$87,520		$41,290	$326,640
Net earned premiums	$185,194	$73,460		$45,918	$304,572
Other income	519	—		4	523
Total revenues	185,713	73,460		45,922	305,095
Losses and Expenses:
Net losses and loss adjustment expenses	106,463	43,852		26,998	177,313
Acquisition costs and other underwriting expenses	69,069	26,514		22,207	117,790
Income (loss) from segments	$10,181	$3,094		$(3,283)	$9,992
Unallocated Items:
Net investment income					8,522
Net realized investment losses					(35,301)
Corporate and other operating expenses					(7,653)
Interest expense					(3,005)
Loss on extinguishment of debt					(3,529)
Loss before income taxes					(30,974)
Income tax benefit					4,039
Net loss					$(26,935)

Segment assets	$1,002,120	$326,804		$384,991	$1,713,915
Corporate assets					147,864
Total assets					$1,861,779

(1)
External business only, excluding business assumed from affiliates.
15.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2023.

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

Financial Highlights

2023 Second Quarter Results of Operations

•
Net income of $9.3 million, or $0.68 per share basic and $0.67 per share diluted
•
Net earned premium of $129.2 million; Property: 31% and Casualty: 69%
•
Continuing Lines accident year combined ratio of 94.9% for the quarter ended June 30, 2023 compared to 96.8% for the same period in 2022. Continuing Lines' accident year combined ratio is comprised of the accident year ratios of the Company's Commercial Specialty and Reinsurance Operations segments.
o
The accident year combined ratio was 93.7% for Commercial Specialty's and 98.9% for Reinsurance Operations during the quarter ended June 30, 2023.
o
The accident year combined ratio was 96.4% for Commercial Specialty's and 97.9% for Reinsurance Operations during the quarter ended June 30, 2022.
•
Net investment income of $13.2 million. Book yield on the fixed maturities portfolio was 3.8%.
•
Net realized investment losses of $0.8 million
•
Operating cash flows of $14.2 million

2023 Second Quarter Consolidated Financial Condition

•
Total investments of $1.3 billion; fixed maturities and short-term securities comprise 96% of total investments
•
Total assets of $1.8 billion
•
No third party debt
•
Total capital returned to shareholders of $602.6 million, comprising $522.2 million of share repurchases and $80.4 million of distributions / dividends. This includes $9.1 million of capital returned in the second quarter of 2023 which is comprised of $5.6 million of share repurchases and $3.5 million of distributions.
•
Shareholders' equity of $626.4 million
•
Book value per common share of $46.03

Results of Operations

During the quarter ended June 30, 2023, net income of $9.3 million was realized. The $9.3 million of net income is significantly better than the $12.2 million net loss realized in the same period in 2022 and net income of $2.5 million from the quarter ended March 31, 2023. Post March 31, 2023, actions have been taken to reduce exposures at commercial vacant properties. The Continuing Lines accident year underwriting income(1) for the quarter ended June 30, 2023 was $6.5 million and the accident year combined ratio(1) was 94.9%. Net investment income significantly increased in the second quarter of 2023 compared to the same period in 2022. Book yield of the fixed income investment portfolio was 3.8% at June 30, 2023 compared to 2.2% at December 31, 2021. Actions taken to focus on Continuing Lines and to reposition the investment portfolio in early 2022 are improving results.

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2023 and 2022:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$110,100	$196,823	(44.1%)	$233,085	$387,806	(39.9%)

Net written premiums	$105,996	$167,158	(36.6%)	$221,857	$326,640	(32.1%)

Net earned premiums	$129,156	$155,749	(17.1%)	$269,228	$304,572	(11.6%)
Other income	301	84	258.3%	636	523	21.6%
Total revenues	129,457	155,833	(16.9%)	269,864	305,095	(11.5%)

Losses and expenses:
Net losses and loss adjustment expenses	78,082	92,618	(15.7%)	166,083	177,313	(6.3%)
Acquisition costs and other underwriting expenses	47,101	61,098	(22.9%)	100,579	117,790	(14.6%)
Underwriting income	4,274	2,117	101.9%	3,202	9,992	(68.0%)

Net investment income	13,216	1,930	NM	25,224	8,522	196.0%
Net realized investment losses	(761)	(9,916)	(92.3%)	(2,281)	(35,301)	(93.5%)
Other income (loss)	(19)	13	(246.2%)	—	—	—
Corporate and other operating expenses	(4,990)	(2,993)	66.7%	(11,358)	(7,653)	48.4%
Interest expense	(12)	(410)	(97.1%)	(12)	(3,005)	(99.6%)
Loss on extinguishment of debt	—	(3,529)	(100.0%)	—	(3,529)	(100.0%)
Income (loss) before income taxes	11,708	(12,788)	(191.6%)	14,775	(30,974)	(147.7%)

Income tax expense (benefit)	2,371	(626)	NM	2,944	(4,039)	(172.9%)
Net income (loss)	$9,337	$(12,162)	(176.8%)	$11,831	$(26,935)	(143.9%)

Underwriting Ratios:
Loss ratio (2):	60.5%	59.5%		61.7%	58.2%
Expense ratio (3)	36.5%	39.2%		37.4%	38.7%
Combined ratio (4)	97.0%	98.7%		99.1%	96.9%

(1)
The Continuing Lines accident year underwriting income of $6.5 million is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $6.1 million. The Company's most directly comparable GAAP measure is the Continuing Lines underwriting income of $0.4 million. The Continuing Lines accident year combined ratio of 94.9% is a non-GAAP ratio which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling 5.1%. The Company's most directly comparable GAAP ratio is the Continuing Lines combined ratio of 100.0%. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Continuing Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.
(2)
The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.
(3)
The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(4)
The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

NM – not meaningful

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross written premiums (1)
Commercial Specialty	$95,347	$105,010	(9.2%)	$190,855	$207,858	(8.2%)
Reinsurance Operations (3)	14,844	46,524	(68.1%)	38,260	87,520	(56.3%)
Continuing Lines	110,191	151,534	(27.3%)	229,115	295,378	(22.4%)
Exited Lines	(91)	45,289	(100.2%)	3,970	92,428	(95.7%)
Total gross written premiums	$110,100	$196,823	(44.1%)	$233,085	$387,806	(39.9%)

Ceded written premiums
Commercial Specialty	$3,451	$5,343	(35.4%)	$7,725	$10,028	(23.0%)
Reinsurance Operations (3)	—	—	—	—	—	—
Continuing Lines	3,451	5,343	(35.4%)	7,725	10,028	(23.0%)
Exited Lines	653	24,322	(97.3%)	3,503	51,138	(93.1%)
Total ceded written premiums	$4,104	$29,665	(86.2%)	$11,228	$61,166	(81.6%)

Net written premiums (2)
Commercial Specialty	$91,896	$99,667	(7.8%)	$183,130	$197,830	(7.4%)
Reinsurance Operations (3)	14,844	46,524	(68.1%)	38,260	87,520	(56.3%)
Continuing Lines	106,740	146,191	(27.0%)	221,390	285,350	(22.4%)
Exited Lines	(744)	20,967	(103.5%)	467	41,290	(98.9%)
Total net written premiums	$105,996	$167,158	(36.6%)	$221,857	$326,640	(32.1%)

Net earned premiums
Commercial Specialty	$93,408	$93,997	(0.6%)	$186,590	$185,194	0.8%
Reinsurance Operations (3)	29,585	39,162	(24.5%)	64,432	73,460	(12.3%)
Continuing Lines	122,993	133,159	(7.6%)	251,022	258,654	(3.0%)
Exited Lines	6,163	22,590	(72.7%)	18,206	45,918	(60.4%)
Total net earned premiums	$129,156	$155,749	(17.1%)	$269,228	$304,572	(11.6%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 44.1% and 39.9% for the quarter and six months ended June 30, 2023 as compared to same periods in 2022. The decrease in gross written premiums is being driven by a reduction in premiums in both Continuing Lines as well as Exited Lines. The reduction in Continuing Lines is primarily due to the non-renewal of a casualty treaty within Reinsurance Operations, the non-renewal of a restaurant book of business within Commercial Specialty, and actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business. These decreases were partially offset by increased pricing within Commercial Specialty.

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

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Commercial Specialty	96.4%	94.9%	1.5	96.0%	95.2%	0.8
Reinsurance Operations	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	96.9%	96.5%	0.4	96.6%	96.6%	0.0
Exited Lines	817.6%	46.3%	771.3	11.8%	44.7%	(32.9)
Total	96.3%	84.9%	11.4	95.2%	84.2%	11.1

The net premium retention for the quarter and six months ended June 30, 2023 increased by 11.4 points and 11.1 points, respectively, as compared to the same periods in 2022. While the Company still has ceding arrangements in place related to the sale of renewal rights, the Company's overall net retention is not significantly impacted in 2023 as Exited Lines' gross written premiums comprise a much smaller percentage of the Company's consolidated gross written premiums. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment decreased by 0.6% for the quarter ended June 30, 2023 as compared to the same period in 2022 primarily due to the reduction in premiums written in 2023 as a result of actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business as well as the non-renewal of a restaurant book of business. Net earned premiums within the Commercial Specialty segment increased by 0.8% for the six months ended June 30, 2023 as compared to the same period in 2022. This increase in net earned premiums was primarily due to the growth in premiums written in the prior year as a result of organic growth from existing agents and pricing increases. Property net earned premiums were $35.8 million and $36.5 million for the quarters ended June 30, 2023 and 2022, respectively, and $73.5 million and $70.9 million for the six months ended June 30, 2023 and 2022, respectively. Casualty net earned premiums were $57.6 million and $57.5 million for the quarters ended June 30, 2023 and 2022, respectively, and $113.1 million and $114.3 million for the six months ended June 30, 2023 and 2022, respectively.

Net earned premiums within the Reinsurance Operations segment decreased by 24.5% and 12.3% for the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to the non-renewal of a casualty treaty. There were no property net earned premiums for the quarters and six months ended June 30, 2023 and 2022. Casualty net earned premiums were $29.6 million and $39.2 million for the quarters ended June 30, 2023 and 2022, respectively, and $64.4 million and $73.5 million for the six months ended June 30, 2023 and 2022, respectively.

Net earned premiums within the Exited Lines segment decreased by 72.7% and 60.4% for the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to the sale of renewal rights related to the Company's Farm, Ranch & Stable business on August 8, 2022. The decrease in net earned premiums is also due to exiting lines of business unrelated to the Company’s continuing businesses. Property net earned premiums were $4.0 million and $17.6 million for the quarters ended June 30, 2023 and 2022, respectively, and $12.7 million and $36.4 million for the six months ended June 30, 2023 and 2022, respectively. Casualty net earned premiums were $2.2 million and $5.0 million for the quarters ended June 30, 2023 and 2022, respectively, and $5.5 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively.

Reserves

Management’s best estimate at June 30, 2023 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $867.0 million and $793.0 million, respectively, as of June 30, 2023. A breakout of the Company’s gross and net reserves, as of June 30, 2023, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$173,460	$333,469	$506,929
Reinsurance Operations	22,866	195,507	218,373
Continuing Lines	196,326	528,976	725,302
Exited Lines	63,052	78,597	141,649
Total	$259,378	$607,573	$866,951

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$157,512	$301,260	$458,772
Reinsurance Operations	22,866	195,507	218,373
Continuing Lines	180,378	496,767	677,145
Exited Lines	44,876	70,997	115,873
Total	$225,254	$567,764	$793,018

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $166.0 million for claims occurring during the six months ended June 30, 2023:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(24,075)	(16,188)	(8,302)	(415)	7,471
	-3%	(21,086)	(13,034)	(4,981)	3,072	11,124
	-2%	(19,592)	(11,456)	(3,321)	4,815	12,950
	-1%	(18,097)	(9,879)	(1,660)	6,558	14,777
	0%	(16,603)	(8,302)	—	8,302	16,603
	1%	(15,109)	(6,724)	1,660	10,045	18,430
	2%	(13,615)	(5,147)	3,321	11,788	20,256
	3%	(12,120)	(3,570)	4,981	13,532	22,082
	5%	(9,132)	(415)	8,302	17,018	25,735

The Company’s net reserves for losses and loss adjustment expenses of $793.0 million as of June 30, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Commercial Specialty

Commercial Specialty's results for the quarter ended June 30, 2023 are reflective of actions taken to improve profitabilty. Actions were taken to cease writing business which was not providing an acceptable return on capital. As a result, accident year underwriting income(1) improved to $6.1 million for the quarter ended June 30, 2023 from an accident year underwriting loss(1) of $0.6 million for the quarter ended March 31, 2023.

The components of income (loss) from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$95,347	$105,010	(9.2%)	$190,855	$207,858	(8.2%)

Net written premiums	$91,896	$99,667	(7.8%)	$183,130	$197,830	(7.4%)

Net earned premiums	$93,408	$93,997	(0.6%)	$186,590	$185,194	0.8%
Other income	266	260	2.3%	533	$519	2.7%
Total revenues	93,674	94,257	(0.6%)	187,123	185,713	0.8%

Losses and expenses:
Net losses and loss adjustment expenses	58,662	52,804	11.1%	118,781	106,463	11.6%
Acquisition costs and other underwriting expenses	33,972	35,543	(4.4%)	69,498	69,069	0.6%
Underwriting income (loss)	$1,040	$5,910	(82.4%)	$(1,156)	$10,181	(111.4%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	57.5%	58.6%	(1.1)	60.2%	57.7%	2.5
Prior accident year	5.3%	(2.4%)	7.7	3.5%	(0.2%)	3.7
Calendar year loss ratio	62.8%	56.2%	6.6	63.7%	57.5%	6.2
Expense ratio	36.4%	37.8%	(1.4)	37.2%	37.3%	(0.1)
Combined ratio	99.2%	94.0%	5.2	100.9%	94.8%	6.1

Accident year combined ratio (2)	93.7%	96.4%		97.3%	95.0%

(1)
The Commercial Specialty accident year underwriting income (loss) of $6.1 million and ($0.6) million for the quarters ended June 30, 2023 and March 31, 2023, respectively, is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $5.1 million and $1.6 million for the quarters ended June 30, 2023 and March 31, 2023, respectively. The Company's most directly comparable GAAP measure is the Commercial Specialty underwriting income (loss) of $1.0 million and ($2.2) million for the quarters ended June 30, 2023 and March 31, 2023, respectively. The Company believes the non-GAAP measures are useful to investors when evaluating the Company's underwriting performance as trends within Commercial Specialty may be obscured by prior accident year adjustments. These non-GAAP measures should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(2)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$16,100	44.9%	$18,159	49.7%	$38,676	52.6%	$35,493	50.1%
Effect of prior accident year	(1,436)	(4.0%)	(3,130)	(8.6%)	(2,695)	(3.7%)	(1,307)	(1.9%)
Non catastrophe property losses and ratio (2)	$14,664	40.9%	$15,029	41.1%	$35,981	48.9%	$34,186	48.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$4,087	11.4%	$3,054	8.4%	$7,415	10.1%	$5,206	7.3%
Effect of prior accident year	429	1.2%	(302)	(0.8%)	1,851	2.6%	(228)	(0.3%)
Catastrophe losses and ratio (2)	$4,516	12.6%	$2,752	7.6%	$9,266	12.7%	$4,978	7.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$20,187	56.3%	$21,213	58.1%	$46,091	62.7%	$40,699	57.4%
Effect of prior accident year	(1,007)	(2.8%)	(3,432)	(9.4%)	(844)	(1.1%)	(1,535)	(2.2%)
Total property losses and ratio (2)	$19,180	53.5%	$17,781	48.7%	$45,247	61.6%	$39,164	55.2%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$33,496	58.2%	$33,881	59.0%	$66,233	58.6%	$66,168	57.9%
Effect of prior accident year	5,986	10.4%	1,142	2.0%	7,301	6.5%	1,131	1.0%
Total casualty losses and ratio (2)	$39,482	68.6%	$35,023	61.0%	$73,534	65.1%	$67,299	58.9%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$53,683	57.5%	$55,094	58.6%	$112,324	60.2%	$106,867	57.7%
Effect of prior accident year	4,979	5.3%	(2,290)	(2.4%)	6,457	3.5%	(404)	(0.2%)
Total net losses and loss adjustment expense and total loss ratio (2)	$58,662	62.8%	$52,804	56.2%	$118,781	63.7%	$106,463	57.5%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended June 30, 2023 and 2022 and $0.5 million for each of the six months ended June 30, 2023 and 2022. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Property losses
Non-catastrophe	$16,100	$18,159	(11.3%)	$38,676	$35,493	9.0%
Catastrophe	4,087	3,054	33.8%	7,415	5,206	42.4%
Property losses	20,187	21,213	(4.8%)	46,091	40,699	13.2%
Casualty losses	33,496	33,881	(1.1%)	66,233	66,168	0.1%
Total accident year losses	$53,683	$55,094	(2.6%)	$112,324	$106,867	5.1%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2023	2022	Change	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	44.9%	49.7%	(4.8)	52.6%	50.1%	2.5
Catastrophe	11.4%	8.4%	3.0	10.1%	7.3%	2.8
Property loss ratio	56.3%	58.1%	(1.8)	62.7%	57.4%	5.3
Casualty loss ratio	58.2%	59.0%	(0.8)	58.6%	57.9%	0.7
Total accident year loss ratio	57.5%	58.6%	(1.1)	60.2%	57.7%	2.5

The current accident year non-catastrophe property loss ratio improved by 4.8 points during the quarter ended June 30, 2023 as compared to the same period in 2022 reflecting lower claims frequency in the second accident quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 2.5 points during the six months ended June 30, 2023 as compared to the same period in 2022 reflecting higher claims severity mainly due to fire losses in the first accident quarter compared to last year.

The current accident year catastrophe loss ratio increased by 3.0 points during the quarter ended June 30, 2023 as compared to the same period in 2022 recognizing higher claims severity in the calendar quarter compared to last year.

The current accident year catastrophe loss ratio increased by 2.8 points during the six months ended June 30, 2023 as compared to the same period in 2022 recognizing higher claims frequency and severity in the first six months compared to last year.

The current accident year casualty loss ratio improved by 0.8 points during the quarter ended June 30, 2023 as compared to the same period in 2022 reflecting lower claims frequency in the calendar quarter compared to last year.

The current accident year casualty loss ratio increased by 0.7 points during the six months ended June 30, 2023 as compared to the same period in 2022 recognizing higher claims severity in the first six months compared to last year.

The calendar year loss ratio for the quarter and six months ended June 30, 2023 includes an increase of $5.0 million, or 5.3 percentage points, and an increase of $6.5 million, or 3.5 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2022 includes a decrease of $2.3 million, or 2.4 percentage points, and a decrease of $0.4 million, or 0.2 percentage points, respectively, related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment improved by 1.4 points from 37.8% for the quarter ended June 30, 2022 to 36.4% for the quarter ended June 30, 2023 primarily due to a reduction in commission expenses and the recovery of medical premiums in 2023 due to lower than expected medical costs in 2022.

The expense ratio for the Company’s Commercial Specialty segment improved by 0.1 points from 37.3% for the six months ended June 30, 2022 to 37.2% for the six months ended June 30, 2023.

Reinsurance Operations

The components of income (loss) from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023 (1)	2022 (1)	Change	2023 (1)	2022 (1)	Change
Gross written premiums	$14,844	$46,524	(68.1%)	$38,260	$87,520	(56.3%)

Net written premiums	$14,844	$46,524	(68.1%)	$38,260	$87,520	(56.3%)

Net earned premiums	$29,585	$39,162	(24.5%)	$64,432	$73,460	(12.3%)
Other income	9	20	(55.0%)	—	—	—
Total revenues	29,594	39,182	(24.5%)	64,432	73,460	(12.3%)

Losses and expenses:
Net losses and loss adjustment expenses	19,512	22,793	(14.4%)	40,775	43,852	(7.0%)
Acquisition costs and other underwriting expenses	10,737	14,553	(26.2%)	23,553	26,514	(11.2%)
Underwriting income (loss)	$(655)	$1,836	(135.7%)	$104	$3,094	(96.6%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	62.6%	61.3%	1.3	61.7%	61.4%	0.3
Prior accident year	3.4%	(3.1%)	6.5	1.6%	(1.7%)	3.3
Calendar year loss ratio (3)	66.0%	58.2%	7.8	63.3%	59.7%	3.6
Expense ratio	36.3%	37.2%	(0.9)	36.6%	36.1%	0.5
Combined ratio	102.3%	95.4%	6.9	99.9%	95.8%	4.1

Accident year combined ratio (4)	98.9%	97.9%		98.3%	97.2%

(1)
External business only, excluding business assumed from affiliates
(2)
Non-GAAP ratio
(3)
Most directly comparable GAAP ratio
(4)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

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

Other Income

The Company recognized other income of less than $0.1 million during each of the quarters ended June 30, 2023 and 2022. There was no other income recognized during the six months ended June 30, 2023 and 2022. Other income is primarily comprised of foreign exchange gains and losses.

Loss Ratio

The current accident year loss ratio increased by 1.3 points during the quarter ended June 30, 2023 as compared to the same period in 2022 primarily reflecting an increase in the excess professional liability expected loss ratio.

The current accident year loss ratio increased by 0.3 points during the six months ended June 30, 2023 as compared to the same period in 2022 primarily reflecting an increase in the excess professional liability expected loss ratio.

The calendar year loss ratios for the quarter and six months ended June 30, 2023 includes an increase of $1.0 million, or 3.4 percentage points, and an increase of $1.0 million, or 1.6 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratios for the quarter and six months ended June 30, 2022 includes a decrease of $1.2 million, or 3.1 percentage, and a decrease of $1.2 million, or 1.7 point percentage, respectively, related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment improved 0.9 points from 37.2% for the quarter ended June 30, 2022 to 36.3% for the quarter ended June 30, 2023 primarily due to a reduction in staff and professional services to align expenses with business being written.

The expense ratio for the Company’s Reinsurance Operations segment increased 0.5 points from 36.1% for the six months ended June 30, 2022 to 36.6% for the six months ended June 30, 2023 primarily due to an increase in commission expense.

Exited Lines

The components of income (loss) from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$(91)	$45,289	(100.2%)	$3,970	$92,428	(95.7%)

Net written premiums	$(744)	$20,967	(103.5%)	$467	$41,290	(98.9%)

Net earned premiums	$6,163	$22,590	(72.7%)	$18,206	$45,918	(60.4%)
Other income (loss)	26	(196)	(113.3%)	103	4	NM
Total revenues	6,189	22,394	(72.4%)	18,309	45,922	(60.1%)

Losses and expenses:
Net losses and loss adjustment expenses	(92)	17,021	(100.5%)	6,527	26,998	(75.8%)
Acquisition costs and other underwriting expenses	2,392	11,002	(78.3%)	7,528	22,207	(66.1%)
Underwriting income (loss)	$3,889	$(5,629)	(169.1%)	$4,254	$(3,283)	229.6%

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	94.7%	75.6%	19.1	76.5%	69.7%	6.8
Prior accident year	(96.2%)	(0.3%)	(95.9)	(40.6%)	(10.9%)	(29.7)
Calendar year loss ratio	(1.5%)	75.3%	(76.8)	35.9%	58.8%	(22.9)
Expense ratio	38.8%	48.7%	(9.9)	41.3%	48.4%	(7.1)
Combined ratio	37.3%	124.0%	(86.7)	77.2%	107.2%	(30.0)

Accident year combined ratio (1)	144.6%	119.1%		119.4%	111.3%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

NM – not meaningful

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$3,421	85.8%	$9,335	52.9%	$7,073	55.8%	$19,596	53.8%
Effect of prior accident year	(472)	(11.8%)	615	3.5%	(1,637)	(12.9%)	(3,252)	(8.9%)
Non catastrophe property losses and ratio (2)	$2,949	74.0%	$9,950	56.4%	$5,436	42.9%	$16,344	44.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$1,013	25.4%	$5,327	30.2%	$3,155	24.9%	$7,479	20.5%
Effect of prior accident year	(4,324)	(108.4%)	(648)	(3.7%)	(4,175)	(32.9%)	(1,119)	(3.1%)
Catastrophe losses and ratio (2)	$(3,311)	(83.0%)	$4,679	26.5%	$(1,020)	(8.0%)	$6,360	17.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$4,434	111.2%	$14,662	83.1%	$10,228	80.7%	$27,075	74.3%
Effect of prior accident year	(4,796)	(120.2%)	(33)	(0.2%)	(5,812)	(45.8%)	(4,371)	(12.0%)
Total property losses and ratio (2)	$(362)	(9.0%)	$14,629	82.9%	$4,416	34.9%	$22,704	62.3%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$1,400	64.3%	$2,420	48.9%	$3,703	67.0%	$4,913	51.8%
Effect of prior accident year	(1,130)	(51.9%)	(28)	(0.6%)	(1,592)	(28.8%)	(619)	(6.5%)
Total casualty losses and ratio (2)	$270	12.4%	$2,392	48.3%	$2,111	38.2%	$4,294	45.3%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$5,834	94.7%	$17,082	75.6%	$13,931	76.5%	$31,988	69.7%
Effect of prior accident year	(5,926)	(96.2%)	(61)	(0.3%)	(7,404)	(40.6%)	(4,990)	(10.9%)
Total net losses and loss adjustment expense and total loss ratio (2)	$(92)	(1.5%)	$17,021	75.3%	$6,527	35.9%	$26,998	58.8%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income (Loss)

The Company recognized income of less than $0.1 million and a loss of $0.2 million for the quarters ended June 30, 2023 and 2022, respectively, and income of $0.1 million and income of less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Other income (loss) is primarily comprised of fee income net of bank fees.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Property losses
Non-catastrophe	$3,421	$9,335	(63.4%)	$7,073	$19,596	(63.9%)
Catastrophe	1,013	5,327	(81.0%)	3,155	7,479	(57.8%)
Property losses	4,434	14,662	(69.8%)	10,228	27,075	(62.2%)
Casualty losses	1,400	2,420	(42.1%)	3,703	4,913	(24.6%)
Total accident year losses	$5,834	$17,082	(65.8%)	$13,931	$31,988	(56.4%)

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2023	2022	Change	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	85.8%	52.9%	32.9	55.8%	53.8%	2.0
Catastrophe	25.4%	30.2%	(4.8)	24.9%	20.5%	4.4
Property loss ratio	111.2%	83.1%	28.1	80.7%	74.3%	6.4
Casualty loss ratio	64.3%	48.9%	15.4	67.0%	51.8%	15.2
Total accident year loss ratio	94.7%	75.6%	19.1	76.5%	69.7%	6.8

The current accident year non-catastrophe property loss ratio increased by 32.9 points during the quarter ended June 30, 2023 as compared to the same period in 2022 reflecting higher claims severity in the calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio increased by 2.0 points during the six months ended June 30, 2023 as compared to the same period in 2022 primarily reflecting higher claims severity in the first six months compared to last year.

The current accident year catastrophe loss ratio improved by 4.8 points during the quarter ended June 30, 2023 as compared to the same period in 2022 primarily recognizing lower claims severity in the calendar quarter compared to last year.

The current accident year catastrophe loss ratio increased by 4.4 points during the six months ended June 30, 2023 as compared to the same period in 2022 primarily recognizing higher claims frequency and severity in the first six months compared to last year.

The current accident year casualty loss ratio increased by 15.4 points during the quarter ended June 30, 2023 as compared to the same period in 2022 primarily reflecting higher claims severity in the calendar quarter compared to last year and growth in the brokerage divisions which had higher expected loss ratios.

The current accident year casualty loss ratio increased by 15.2 points during the six months ended June 30, 2023 as compared to the same period in 2022 primarily reflecting higher claims severity in the first six months compared to last year and growth in the brokerage divisions which had higher expected loss ratios.

The calendar year loss ratio for the quarter and six months ended June 30, 2023 includes a decrease of $5.9 million, or 96.2 percentage points, and a decrease of $7.4 million, or 40.6 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2022 includes a decrease of

$0.1 million, or 0.3 percentage points, and an decrease of $5.0 million, or 10.9 percentage points, respectively, related to reserve development on prior accident years. Please see Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines improved by 9.9 points from 48.7% for the quarter ended June 30, 2022 to 38.8% for the quarter ended June 30, 2023 and improved by 7.1 points from 48.4% for the six months ended June 30, 2022 to 41.3% for the six months ended June 30, 2023 due to restructuring actions which reduced expenses.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A average rating and a duration of 1.4 years.

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross investment income (1)	$13,567	$2,541	433.9%	$25,947	$9,737	166.5%
Investment expenses	(351)	(611)	(42.6%)	(723)	(1,215)	(40.5%)
Net investment income	$13,216	$1,930	584.8%	$25,224	$8,522	196.0%

(1)
Excludes realized gains and losses

Gross investment income increased by 433.9% and 166.5% for the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to the rise in rates and increased returns from alternative investments.

Investment expenses decreased by 42.6% and 40.5% for the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 due to decreased investment management expenses.

At June 30, 2023, the Company held agency mortgage-backed securities with a market value of $3.0 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.4 years as of June 30, 2023, compared with 1.8 years as of June 30, 2022. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 1.3 years and 1.7 years as of June 30, 2023 and June 30, 2022, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 3.8% as of June 30, 2023, compared to 2.7% as of June 30, 2022. The embedded book yield on the $30.6 million of taxable municipal bonds in the Company’s portfolio was 3.0% at June 30, 2023, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $32.4 million at June 30, 2022.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Equity securities	$(174)	$(2,415)	$(1,088)	$(3,760)
Fixed maturities	(587)	(8,637)	(1,193)	(11,876)
Derivatives	—	1,816	—	6,540
Other-than-temporary impairment losses (1)	—	(680)	—	(26,205)
Net realized investment gains (losses)	$(761)	$(9,916)	$(2,281)	$(35,301)

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 3.8% at June 30, 2023.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2023 and 2022.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $5.0 million and $3.0 million during the quarters ended June 30, 2023 and 2022, respectively. Corporate and other operating expenses for the quarter ended June 30, 2022 were lower than normal due to the Company receiving an employee retention credit under the CARES Act of $2.7 million in May 2022.

Corporate and other operating expenses were $11.4 million and $7.7 million during the six months ended June 30, 2023 and 2022, respectively. The increase in corporate and other operating expenses is primarily due to restructuring costs incurred in the first quarter of 2023. In addition, corporate and other operating expenses for 2022 were lower than normal due to the Company receiving an employee retention credit under the CARES Act of $2.7 million in May 2022.

Interest Expense

Interest expense was $0.4 million and $3.0 million during the quarter and six months ended June 30, 2022. There was less than $0.1 million of interest expense during the quarter and six months ended June 30, 2023. The reduction in interest expense was due to the redemption of the 7.875% Subordinated Notes due 2047 on April 15, 2022.

Income Tax Expense / Benefit

Income tax expense was $2.4 million for the quarter ended June 30, 2023 compared with income tax benefit of $0.6 million for the quarter ended June 30, 2022. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. Subsidiaries in 2023.

Income tax expense was $2.9 million for the six months ended June 30, 2023 compared with an income tax benefit of $4.0 million for the six months ended June 30, 2022. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. Subsidiaries in 2023.

See Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in net income of $9.3 million and a net loss of $12.2 million for the quarters ended June 30, 2023 and 2022, respectively, and net income of $11.8 million and a net loss of $26.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Global Indemnity Group, LLC’s short term and long term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. In order to meet its short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make debt payments, to purchase investments, and to make distribution payments. In addition, the Company periodically reviews opportunities related to business acquisitions, and as a result, liquidity may be needed in the future.

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

As of June 30, 2023, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2022 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividend declared or paid during the quarter and six months ended June 30, 2023.

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

Net cash provided by operating activities was $14.2 million and $18.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in operating cash flows of approximately $4.3 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change
Net premiums collected	$237,847	$276,206	$(38,359)
Net losses paid	(141,431)	(136,756)	(4,675)
Underwriting and corporate expenses	(105,981)	(130,981)	25,000
Net investment income	23,748	15,116	8,632
Interest paid	(12)	(5,126)	5,114
Net cash provided by operating activities	$14,171	$18,459	$(4,288)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Stock Repurchase

On October 21, 2022, Global Indemnity Group, LLC announced that up to $32 million of share repurchases were authorized. On January 3, 2023, Global Indemnity Group, LLC announced that it authorized an increase in the aggregate stock purchases from $32 million to $60 million. On June 8, 2023, the Company’s Board of Directors approved an additional increase in the existing share buyback authorization amount of $60 million to $135 million.

During the six months ended June 30, 2023, 450,000 shares were repurchased for approximately $12.1 million at an average purchase price of $26.83 per share. As a result of these transactions, book value per share increased by $0.60 per share since December 31, 2022.

From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the stock purchase program in October 2022.

Restructuring

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core Package Specialty and Targeted Specialty products. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023. The Company incurred restructuring costs of $3.4 million during the fourth quarter of 2022 and $2.1 million during the six months ended June 30, 2023 for total restructuring costs of $5.5 million. Post completion of the restructuring, the Company anticipates recurring annual expense savings of $16.0 million.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023 and June 23, 2023. Distributions paid to common shareholders were $7.5 million during the six months ended June 30, 2023. In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2023.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended June 30, 2023, global equities rose approximately 6.9% with U.S. equities outperforming, gaining approximately 8.7%. U.S. fixed income lost approximately 0.8% with the average spread moving tighter during the quarter. Market expectations were met in June as the FOMC voted to pause the current tightening cycle, but volatility quickly resumed as the revised dot plots and Federal Reserve Chair Jerome Powell’s hawkish comments demonstrated that this meeting was not the end of this cycle. The combination of challenges that still exist in the banking industry, the Treasury’s need to replenish its General Account and the desire to observe additional economic data likely contributed to the more measured approach. Short-dated Treasury yields have been on the rise, leading to the steepest curve inversion since the Fed began raising rates in March of 2022 and fueling concerns that the U.S. will enter a recession later this year.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A average rating and a duration of 1.3 years. Portfolio purchases were focused within US Treasury and asset backed securities. These purchases were funded primarily through cash inflows, sales of US Treasury securities and CMBS, as well as maturities and paydowns. During the second quarter, the portfolio’s allocation to US Treasury securities increased, while the portfolio’s exposure to investment grade credit and CMBS securities decreased.

Other than the changes described in the preceding paragraphs, there have been no other material changes to the Company’s market risk since December 31, 2022. Please see Item 7A of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 15,558 shares and 18,860 shares surrendered by the Company’s employees during the quarter and six months ended June 30, 2023, respectively. All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

Global Indemnity Group, LLC repurchased 200,000 shares and 450,000 shares from third parties under its repurchase program during the quarter and six months ended June 30, 2023, respectively. All class A common shares repurchased from third parties under its repurchase program are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 9, 2023	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)