Form 10-Q
period 2023-09-30
Global Indemnity Group, LLC
filed 2023-11-09
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 2, 2023, the registrant had outstanding 9,748,933 Class A Common Shares and 3,793,612 Class B Common Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2023 (Unaudited) and December 31, 2022	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) Quarters and Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

Signature		55

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,334,130 and $1,301,723; net of allowance for expected credit losses of $0 at September 30, 2023 and December 31, 2022)	$1,287,095	$1,248,198
Equity securities, at fair value	16,954	17,520
Other invested assets	36,868	38,176
Total investments	1,340,917	1,303,894

Cash and cash equivalents	46,470	38,846
Premium receivables, net of allowance for expected credit losses of $4,120 at September 30, 2023 and $3,322 at December 31, 2022	131,107	168,743
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at September 30, 2023 and December 31, 2022	85,581	85,721
Funds held by ceding insurers	19,884	19,191
Deferred federal income taxes	41,220	47,099
Deferred acquisition costs	45,942	64,894
Intangible assets	14,545	14,810
Goodwill	4,820	4,820
Prepaid reinsurance premiums	7,190	17,421
Lease right of use assets	10,115	11,739
Other assets	20,055	23,597
Total assets	$1,767,846	$1,800,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$861,803	$832,404
Unearned premiums	195,680	269,353
Ceded balances payable	3,532	17,241
Payable for securities purchased	20,607	66
Contingent commissions	4,801	8,816
Lease liabilities	13,515	15,701
Other liabilities	37,253	30,965
Total liabilities	$1,137,191	$1,174,546

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,020,174 and 10,876,041 respectively; class A common shares outstanding: 9,748,933 and 10,073,660, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	454,416	451,305
Accumulated other comprehensive income (loss), net of tax	(38,117)	(43,058)
Retained earnings	242,519	233,468
Class A common shares in treasury, at cost: 1,271,241 and 802,381 shares, respectively	(32,163)	(19,486)
Total shareholders’ equity	630,655	626,229
Total liabilities and shareholders’ equity	$1,767,846	$1,800,775

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Gross written premiums	$98,926	$175,827	$332,011	$563,633
Ceded written premiums	(3,303)	(32,992)	(14,531)	(94,158)
Net written premiums	95,623	142,835	317,480	469,475
Change in net unearned premiums	16,072	10,809	63,443	(11,259)
Net earned premiums	111,695	153,644	380,923	458,216
Net investment income	14,200	8,389	39,424	16,911
Net realized investment gains (losses)	(133)	2,234	(2,414)	(33,067)
Other income	299	30,316	935	30,839
Total revenues	126,061	194,583	418,868	472,899

Losses and Expenses:
Net losses and loss adjustment expenses	65,116	88,459	231,199	265,772
Acquisition costs and other underwriting expenses	46,202	60,876	146,781	178,666
Corporate and other operating expenses	5,280	14,064	16,638	21,718
Interest expense	—	—	12	3,004
Loss on extinguishment of debt	—	—	—	3,529
Income before income taxes	9,463	31,184	24,238	210
Income tax expense	1,763	7,438	4,707	3,399
Net income (loss)	$7,700	$23,746	$19,531	$(3,189)
Less: preferred stock distributions	110	110	330	330
Net income (loss) available to common shareholders	$7,590	$23,636	$19,201	$(3,519)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.56	$1.62	$1.42	$(0.24)
Diluted	$0.55	$1.60	$1.39	$(0.24)
Weighted-average number of shares outstanding
Basic	13,522,874	14,589,797	13,556,665	14,549,601
Diluted	13,814,445	14,795,962	13,798,876	14,549,601
Cash distributions declared per common share	$0.25	$0.25	$0.75	$0.75

(1)
For the nine months ended September 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$7,700	$23,746	$19,531	$(3,189)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(897)	(18,777)	4,183	(82,653)
Reclassification adjustment for losses included in net income (loss)	94	194	1,060	31,156
Unrealized foreign currency translation losses	(143)	(129)	(302)	(244)
Other comprehensive income (loss), net of tax	(946)	(18,712)	4,941	(51,741)

Comprehensive income (loss), net of tax	$6,754	$5,034	$24,472	$(54,930)

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2023	2022	2023	2022
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,000,287	10,675,757	10,876,041	10,574,589
Common shares issued under share incentive plans, net of forfeitures	—	—	75,541	50,598
Common shares issued to directors	19,887	26,116	68,592	76,686
Number at end of period	11,020,174	10,701,873	11,020,174	10,701,873
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,947,206	3,793,612	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$453,427	$450,052	$451,305	$447,406
Share compensation plans	989	1,090	3,111	3,736
Balance at end of period	$454,416	$451,142	$454,416	$451,142
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(37,171)	$(26,625)	$(43,058)	$6,404
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(803)	(18,583)	5,243	(51,497)
Unrealized foreign currency translation losses	(143)	(129)	(302)	(244)
Other comprehensive income (loss)	(946)	(18,712)	4,941	(51,741)
Balance at end of period	$(38,117)	$(45,337)	$(38,117)	$(45,337)
Retained earnings:
Balance at beginning of period	$238,315	$214,757	$233,468	$249,301
Net income (loss)	7,700	23,746	19,531	(3,189)
Preferred share distributions	(110)	(110)	(330)	(330)
Distributions to shareholders ($0.25 per share per quarter in 2023 and 2022)	(3,386)	(3,700)	(10,150)	(11,089)
Balance at end of period	$242,519	$234,693	$242,519	$234,693
Number of treasury shares:
Number at beginning of period	1,271,241	33,450	802,381	17,496
Class A common shares purchased	—	—	468,860	15,954
Number at end of period	1,271,241	33,450	1,271,241	33,450
Treasury shares, at cost:
Balance at beginning of period	$(32,163)	$(904)	$(19,486)	$(490)
Class A common shares purchased, at cost	—	—	(12,677)	(414)
Balance at end of period	$(32,163)	$(904)	$(32,163)	$(904)
Total shareholders’ equity	$630,655	$643,594	$630,655	$643,594

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$19,531	$(3,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	4,801	6,436
Amortization of debt issuance costs	—	41
Gross proceeds from sale of renewal rights related to Farm, Ranch & Stable business lines	—	(30,000)
Impairment loss on right of use lease assets	—	488
Impairment loss on software	—	508
Impairment loss on goodwill and intangible assets	—	5,657
Restricted stock and stock option expense	3,111	3,737
Deferred federal income taxes	4,711	3,418
Amortization of bond premium and discount, net	(3,874)	1,335
Net realized investment losses	2,414	33,067
Loss on extinguishment of debt	—	3,529
Loss from equity method investments, net of distributions	112	6,362
Changes in:
Premium receivables, net	37,636	(32,270)
Reinsurance receivables, net	140	(8,677)
Funds held by ceding insurers	(1,076)	5,868
Unpaid losses and loss adjustment expenses	29,399	65,690
Unearned premiums	(73,673)	13,970
Ceded balances payable	(13,709)	(18,733)
Other assets and liabilities	2,061	(3,398)
Contingent commissions	(4,015)	454
Deferred acquisition costs	18,952	(9,833)
Prepaid reinsurance premiums	10,231	(2,711)
Net cash provided by operating activities	36,752	41,749
Cash flows from investing activities:
Proceeds from sale of fixed maturities	114,058	866,458
Proceeds from sale of equity securities	24	88,726
Proceeds from maturity of fixed maturities	158,216	54,228
Proceeds from maturity of preferred stock	500	—
Proceeds from other invested assets	1,196	108,066
Amounts received in connection with derivatives	—	4,390
Purchases of fixed maturities	(282,564)	(1,104,326)
Purchases of equity securities	(74)	(10,573)
Gross proceeds from sale of renewal rights related to Farm, Ranch & Stable business	—	30,000
Net cash provided by (used for) investing activities	(8,644)	36,969
Cash flows from financing activities:
Distributions paid to common shareholders	(7,477)	(7,361)
Distributions paid to preferred shareholders	(330)	(330)
Purchases of class A common shares	(12,677)	(414)
Redemption of subordinated notes	—	(130,000)
Net cash used for financing activities	(20,484)	(138,105)
Net change in cash and cash equivalents	7,624	(59,387)
Cash and cash equivalents at beginning of period	38,846	78,278
Cash and cash equivalents at end of period	$46,470	$18,891

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K.

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

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million during the fourth quarter of 2022 and $2.1 million during the nine months ended September 30, 2023 for total restructuring costs of $5.5 million.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2022 and September 30, 2023:

(Dollars in thousands)	Consolidated Statements of Operations Line	Employee Termination	Lease Right of Use Asset Impairment	Total
Charges incurred in 2022	Corporate and other operating expenses	$2,635	$—	$2,635
Charges incurred in 2022	Acquisition costs and other underwriting expenses (1)	—	812	812
Non-cash asset charges		—	(812)	(812)
Liability at December 31, 2022		2,635	—	2,635
Charges incurred in 2023	Corporate and other operating expenses	2,121	—	2,121
Cash payments in 2023		(4,523)	—	(4,523)
Liability at September 30, 2023		$233	$—	$233

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

The gross proceeds from this sale of $30.0 million are included in other income on the Company’s consolidated statements of operations. In addition, the Company also recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $0.6 million, $5.1 million, $0.5 million, and $0.5 million, respectively, for the quarter and nine months ended September 30, 2022. Legal expenses and merger and acquisition fees related to the sale were $2.5 million for the quarter and nine months ended September 30, 2022.

The impairments and expenses related to sale are included on the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2022 as follows:

(Dollars in thousands)
Acquisition costs and other underwriting expenses	$1,034
Corporate and other operating expenses	8,142
Total impairments and expenses related to sale	$9,176

4.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2023
Fixed maturities:
U.S. treasuries	$451,829	$—	$13	$(6,671)	$445,171
Obligations of states and political subdivisions	27,975	—	—	(1,760)	26,215
Mortgage-backed securities	66,571	—	18	(7,487)	59,102
Asset-backed securities	208,011	—	87	(7,124)	200,974
Commercial mortgage-backed securities	85,375	—	13	(6,628)	78,760
Corporate bonds	331,758	—	80	(11,351)	320,487
Foreign corporate bonds	162,611	—	11	(6,236)	156,386
Total fixed maturities	$1,334,130	$—	$222	$(47,257)	$1,287,095

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Fixed maturities:
U.S. treasuries	$352,533	$—	$—	$(8,430)	$344,103
Obligations of states and political subdivisions	33,471	—	—	(1,876)	31,595
Mortgage-backed securities	67,560	—	165	(5,609)	62,116
Asset-backed securities	198,161	—	390	(9,151)	189,400
Commercial mortgage-backed securities	104,777	—	20	(6,133)	98,664
Corporate bonds	353,622	—	16	(14,858)	338,780
Foreign corporate bonds	191,599	—	—	(8,059)	183,540
Total fixed maturities	$1,301,723	$—	$591	$(54,116)	$1,248,198

As of September 30, 2023 and December 31, 2022, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Common stock	$1,189	$1,271
Preferred stock	15,765	16,249
Total	$16,954	$17,520

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.1% and 2.4% of shareholders' equity at September 30, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$652,549	$645,791
Due in one year through five years	294,500	279,512
Due in five years through ten years	15,533	13,157
Due after ten years	11,591	9,799
Mortgage-backed securities	66,571	59,102
Asset-backed securities	208,011	200,974
Commercial mortgage-backed securities	85,375	78,760
Total	$1,334,130	$1,287,095

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2023. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 6.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$97,951	$(1,146)	$252,138	$(5,525)	$350,089	$(6,671)
Obligations of states and political subdivisions	—	—	26,215	(1,760)	26,215	(1,760)
Mortgage-backed securities	22,425	(1,738)	35,093	(5,749)	57,518	(7,487)
Asset-backed securities	66,818	(1,024)	115,001	(6,100)	181,819	(7,124)
Commercial mortgage-backed securities	2,203	(105)	76,236	(6,523)	78,439	(6,628)
Corporate bonds	57,729	(566)	241,105	(10,785)	298,834	(11,351)
Foreign corporate bonds	27,112	(104)	115,392	(6,132)	142,504	(6,236)
Total fixed maturities	$274,238	$(4,683)	$861,180	$(42,574)	$1,135,418	$(47,257)

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the

Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $6.5 million and $8.4 million as of September 30, 2023 and December 31, 2022, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2023, gross unrealized losses related to U.S. treasuries were $6.671 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of September 30, 2023, gross unrealized losses related to obligations of states and political subdivisions were $1.760 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2023, gross unrealized losses related to mortgage-backed securities were $7.487 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2023, gross unrealized losses related to asset backed securities were $7.124 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 35.9. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2023, gross unrealized losses related to the CMBS portfolio were $6.628 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.1. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2023, gross unrealized losses related to corporate bonds were $11.351 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2023, gross unrealized losses related to foreign bonds were $6.236 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the quarters and nine months ended September 30, 2023 and 2022 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022 (1)
Fixed maturities:
Impairment related to intent to sell	—	—	—	(26,205)
Total	$—	$—	$—	$(26,205)

(1)
In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.0% at September 30, 2023.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2023 and December 31, 2022 was as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Net unrealized gains (losses) from:
Fixed maturities	$(47,035)	$(53,525)
Foreign currency fluctuations	(509)	(127)
Deferred taxes	9,427	10,594
Accumulated other comprehensive income (loss), net of tax	$(38,117)	$(43,058)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, by components, for the quarters and nine months ended September 30, 2023 and 2022:

Quarter Ended September 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(36,912)	$(259)	$(37,171)
Other comprehensive loss before reclassification, before tax	(1,192)	(181)	(1,373)
Amounts reclassified from accumulated other comprehensive income, before tax	118	—	118
Other comprehensive loss, before tax	(1,074)	(181)	(1,255)
Income tax benefit	271	38	309
Ending balance, net of tax	$(37,715)	$(402)	$(38,117)

Quarter Ended September 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(26,395)	$(230)	$(26,625)
Other comprehensive loss before reclassification, before tax	(23,133)	(163)	(23,296)
Amounts reclassified from accumulated other comprehensive income, before tax	259	—	259
Other comprehensive loss, before tax	(22,874)	(163)	(23,037)
Income tax benefit	4,291	34	4,325
Ending balance, net of tax	$(44,978)	$(359)	$(45,337)

Nine Months Ended September 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive (loss) before reclassification, before tax	5,179	(382)	4,797
Amounts reclassified from accumulated other comprehensive income, before tax	1,311	—	1,311
Other comprehensive income (loss), before tax	6,490	(382)	6,108
Income tax (expense) benefit	(1,247)	80	(1,167)
Ending balance, net of tax	$(37,715)	$(402)	$(38,117)

Nine Months Ended September 30, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive loss before reclassification, before tax	(102,400)	(309)	(102,709)
Amounts reclassified from accumulated other comprehensive income, before tax	38,340	—	38,340
Other comprehensive loss, before tax	(64,060)	(309)	(64,369)
Income tax benefit	12,563	65	12,628
Ending balance, net of tax	$(44,978)	$(359)	$(45,337)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$118	$259
	Other than temporary impairment losses on investments	—	—
	Total before tax	$118	$259
	Income tax expense (benefit)	(24)	(65)
	Total reclassifications, net of tax	$94	$194

		Amounts Reclassified from Accumulated Other Comprehensive Income
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$1,311	$12,135
	Other than temporary impairment losses on investments	—	26,205
	Total before tax	$1,311	$38,340
	Income tax expense (benefit)	(251)	(7,184)
	Total reclassifications, net of tax	$1,060	$31,156

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Fixed maturities:
Gross realized gains	$15	$226	$29	$512
Gross realized losses	(133)	(485)	(1,340)	(38,852)
Net realized gains (losses)	(118)	(259)	(1,311)	(38,340)
Equity securities:
Gross realized gains	163	159	726	1,803
Gross realized losses	(178)	(219)	(1,829)	(5,623)
Net realized gains (losses)	(15)	(60)	(1,103)	(3,820)
Derivatives:
Gross realized gains	—	2,906	—	11,867
Gross realized losses	—	(353)	—	(2,774)
Net realized gains (losses) (1)	—	2,553	—	9,093
Total net realized investment gains (losses)	$(133)	$2,234	$(2,414)	$(33,067)

(1)
Includes periodic net interest settlements related to the derivatives of $0.5 million for the quarters ended September 30, 2022 and $3.0 million for the nine months ended September 30, 2022.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity securities	$(15)	$(60)	$(1,103)	$(3,820)
Less: net gains (losses) recognized during the period on equity securities sold during the period	15	—	32	10,616
Unrealized gains (losses) recognized during the reporting period on equity securities	$(30)	$(60)	$(1,135)	$(14,436)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Fixed maturities	$114,058	$866,458
Equity securities	24	88,726

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Fixed maturities	$12,961	$9,595	$36,734	$23,466
Equity securities	188	233	635	842
Cash and cash equivalents	501	89	1,064	220
Other invested assets	916	(1,061)	2,080	(5,935)
Total investment income	14,566	8,856	40,513	18,593
Investment expense	(366)	(467)	(1,089)	(1,682)
Net investment income	$14,200	$8,389	$39,424	$16,911

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net investment income	$14,200	$8,389	$39,424	$16,911
Net realized investment losses	(133)	2,234	(2,414)	(33,067)
Change in unrealized holding gains (losses)	(1,254)	(23,037)	6,108	(64,369)
Net realized and unrealized investment returns	(1,387)	(20,803)	3,694	(97,436)
Total investment return	$12,813	$(12,414)	$43,118	$(80,525)
Total investment return % (1)	0.9%	(0.9%)	3.2%	(5.6%)
Average investment portfolio (2)	$1,355,077	$1,341,285	$1,354,727	$1,444,037

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

As of September 30, 2023 and December 31, 2022, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2023, the Company held insurance enhanced municipal bonds with a market value of approximately $4.9 million which represented 0.4% of the Company’s total cash and invested assets, net of payable/ receivable for securities purchased and sold. The financial guarantors of the Company’s $4.9 million municipal bonds include Assured Guaranty Corporation ($3.7 million) and Ambac Financial Group ($1.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2023.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of September 30, 2023 and December 31, 2022:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2023	December 31, 2022
On deposit with governmental authorities	$18,721	$19,290
Held in trust pursuant to third party requirements	166,025	161,901
Total (1)	$184,746	$181,191

(1)
Includes cash and cash equivalents of $10.4 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively, with the remainder related to bonds available for sale.

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.1 million and $4.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $18.3 million and $19.0 million at September 30, 2023 and December 31, 2022, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $9.1 million and $9.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.
5.
Derivative Instruments

Derivatives were used by the Company to reduce risks from changes in interest rates and limit exposure to severe equity market changes. The Company used interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company has also used exchange-traded futures contracts, which gave the holder the right and obligation to participate in market movements at a future date, to allow the Company to react faster to market conditions. When using derivatives, the Company posted collateral and settled variation margin in cash on a daily basis equal to the amount of the derivatives’ change in value.

The Company accounted for the interest rate swaps and futures as non-hedge instruments and recognized the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains or losses in the consolidated statements of operations. The Company was ultimately responsible for the valuation of the interest rate swaps. To aid in determining the estimated fair value of the interest rate swaps, the Company relied on the forward interest rate curve and information obtained from a third party financial institution.

The following table summarizes the net gains included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the quarters and nine months ended September 30, 2023 and 2022:

		Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Consolidated Statements of Operations Line	2023	2022	2023	2022
Interest rate swap agreements	Net realized investment gains (losses)	$—	$2,553	$—	$9,093
Total		$—	$2,553	$—	$9,093

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022 and was not utilizing interest rate swap agreements as of December 31, 2022. There are no outstanding amounts related to the interest rate swap agreements on the consolidated balance sheets as of September 30, 2023 or December 31, 2022.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$445,171	$—	$—	$445,171
Obligations of states and political subdivisions	—	26,215	—	26,215
Mortgage-backed securities	—	58,153	949	59,102
Commercial mortgage-backed securities	—	78,760	—	78,760
Asset-backed securities	—	200,974	—	200,974
Corporate bonds	—	319,056	1,431	320,487
Foreign corporate bonds	—	156,386	—	156,386
Total fixed maturities	445,171	839,544	2,380	1,287,095
Equity securities	—	15,765	1,189	16,954
Total assets measured at fair value	$445,171	$855,309	$3,569	$1,304,049

	Fair Value Measurements
As of December 31, 2022 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$344,103	$—	$—	$344,103
Obligations of states and political subdivisions	—	31,595	—	31,595
Mortgage-backed securities	—	61,156	960	62,116
Commercial mortgage-backed securities	—	98,664	—	98,664
Asset-backed securities	—	189,073	327	189,400
Corporate bonds	—	336,767	2,013	338,780
Foreign corporate bonds	—	183,540	—	183,540
Total fixed maturities	344,103	900,795	3,300	1,248,198
Equity securities	—	16,249	1,271	17,520
Total assets measured at fair value	$344,103	$917,044	$4,571	$1,265,718

The securities classified as Level 1 in the above tables consist of U.S. treasuries actively traded on an exchange.

The securities classified as Level 2 in the above tables consist primarily of fixed maturities and equity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,787	$4,350	$4,571	$2,769
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	3	(45)	10	(29)
Included in earnings attributable to realized gains / losses	24	(4)	(148)	(175)
Transfers into level 3	—	—	—	857
Amortization of bond premium and discount, net	1	2	5	4
Purchases	182	596	295	2,075
Sales	(428)	(652)	(1,164)	(1,254)
Ending balance	3,569	4,247	3,569	4,247
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$31	$(4)	$(131)	$(19)

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,110	$14,214	$4,832	$14,214
Mortgage Debt Fund, LP (2)	9,064	—	9,771	—
Global Debt Fund, LP (3)	23,694	—	23,573	—
Total	$36,868	$14,214	$38,176	$14,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.1 million for the quarters ended September 30, 2023 and 2022, respectively, and $0.8 million and ($5.2) million for the nine months ended September 30, 2023 and 2022, respectively.

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

During the quarters and nine months ended September 30, 2023 and 2022, the Company has not adjusted quotes or prices obtained from the pricing vendors.

7.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$4,056	$2,919	$3,322	$2,996
Current period provision for expected credit losses	428	393	2,145	1,012
Write-offs	(364)	(461)	(1,347)	(1,157)
Ending balance	$4,120	$2,851	$4,120	$2,851

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$8,992	$8,992	$8,992	$8,992
Current period provision for expected credit losses	—	—	—	—
Write-offs	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$8,992	$8,992	$8,992	$8,992

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

As of September 30, 2023, the statutory income tax rates of the countries where the Company conducts business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters and nine months ended September 30, 2023 and 2022.

The following table summarizes the components of income tax expense (benefit):

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Current income tax benefit:
U.S. Federal	$(4)	$(19)	$(4)	$(19)
Total current income tax benefit	$(4)	$(19)	$(4)	$(19)
Deferred income tax expense:
U.S. Federal	$1,767	$7,457	$4,711	$3,418
Total deferred income tax expense	1,767	7,457	4,711	3,418
Total income tax expense	$1,763	$7,438	$4,707	$3,399

The weighted average expected tax provision has been calculated using income (loss) before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$1,987	21.0%	$6,549	21.0%
Adjustments:
Dividend exclusion	(16)	(0.2)	(20)	(0.1)
Change in tax status	—	—	700	2.4
Parent income treated as partnership for tax	(326)	(3.4)	101	0.3
Other	118	1.2	108	0.3
Effective income tax expense (benefit)	$1,763	18.6%	$7,438	23.9%

The effective income tax expense rate for the quarter ended September 30, 2023 was 18.6% compared to an effective income tax expense rate of 23.9% for the quarter ended September 30, 2022. The difference between 2023 and 2022 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

	Nine Months Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$5,090	21.0%	$44	21.0%
Adjustments:
Dividend exclusion	(54)	(0.2)	(66)	(31.4)
Change in tax status	—	—	700	333.3
Parent (income) loss treated as partnership for tax	(668)	(2.8)	2,171	1,033.8
Other	339	1.4	550	261.9
Effective income tax expense (benefit)	$4,707	19.4%	$3,399	1,618.6%

The effective income tax expense rate for the nine months ended September 30, 2023 was 19.4% compared to an effective income tax expense rate of 1,618.6% for the nine months ended September 30, 2022. The difference between 2023 and 2022 is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The Company has a net operating loss (“NOL”) carryforward of $87.3 million as of September 30, 2023, which begins to expire in 2036 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2022 was $116.4 million.

The Company did not have any Section 163(j) ("163(j)") carryforward as of September 30, 2023 or December 31, 2022. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

9.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$866,951	$804,661	$832,404	$759,904
Less: Ceded reinsurance receivables	73,933	94,185	73,021	94,443
Net balance at beginning of period	793,018	710,476	759,383	665,461
Incurred losses and loss adjustment expenses related to:
Current year	65,167	91,451	231,199	275,398
Prior years	(51)	(2,992)	—	(9,626)
Total incurred losses and loss adjustment expenses	65,116	88,459	231,199	265,772
Paid losses and loss adjustment expenses related to:
Current year	20,990	33,972	55,174	76,366
Prior years	50,361	35,282	148,625	125,186
Total paid losses and loss adjustment expenses	71,351	69,254	203,799	201,552
Net balance at end of period	786,783	729,681	786,783	729,681
Plus: Ceded reinsurance receivables	75,020	95,913	75,020	95,913
Balance at end of period	$861,803	$825,594	$861,803	$825,594

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2023, the Company decreased its prior accident year loss reserves by $0.1 million, which consisted of a $14.5 million increase related to Commercial Specialty, a $2.7 million decrease related to Reinsurance Operations, and a $11.9 million decrease related to Exited Lines.

The $14.5 million increase in prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $2.2 million increase primarily recognizes higher than expected claims severity in the 2015 and 2018 through 2022 accident years.

•
General Liability: A $12.4 million increase primarily recognizes higher than expected claims severity in the 2019 through 2022 accident years mainly due to a restaurant book of business that was not renewed and other terminated business, partially offset by decreases in accident years prior to 2005 and 2005 through 2018 accident years. Decreases related to construction defect segments totaled $6.5 million.
•
Professional: A $0.1 million decrease was mainly recognized in accident years prior to 2016.

The $2.7 million decrease of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $2.6 million decrease primarily recognized favorable case incurred emergence in the 2020 accident year and a decrease in the 2017 accident year, partially offset by an increase in the 2016 accident year.

The $11.9 million decrease in prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $10.0 million decrease primarily resulted from the commutation of a reinsurance treaty related to the 2013 through 2020 accident years, partially offset by an increase in the 2022 accident year.
•
General Liability: A $1.8 million decrease primarily recognizes lower than expected claims severity in the 2014, 2016 through 2019, 2021 and 2022 accident years mainly related to the Farm, Ranch & Stable business.

During the third quarter of 2022, the Company decreased its prior accident year loss reserves by $3.0 million, which consisted of a $1.2 million decrease related to Commercial Specialty, a $1.2 million decrease related to Reinsurance Operations, and a $0.6 million decrease related to Exited Lines.

The $1.2 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.8 million decrease primarily recognizes lower than expected claims severity in the 2020 and 2021 accident years.
•
General Liability: A $0.5 million increase mainly reflects higher than expected claims severity in accident years prior to 2005, 2005, 2017 and 2019 accident years, partially offset by decreases in the 2013, 2014, 2016, 2018 and 2020 accident years.

The $1.2 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.2 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment. The inception-to-date case incurred remains zero in this year.

The $0.6 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $2.2 million increase primarily recognizes higher than expected claims severity in the 2016, 2020 and 2021 accident years.
•
Reinsurance: A $2.7 million decrease primarily in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year, was based on the reported information from cedants.

During the first nine months of 2023, the Company's adjustments to prior accident year loss reserves netted to zero. These adjustments consisted of a $21.0 million increase related to Commercial Specialty, a $1.7 million decrease related to Reinsurance Operations, and a $19.3 million decrease related to Exited Lines.

The $21.0 million increase of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $1.4 million increase primarily recognizes higher than expected claims severity in the 2015, 2018 through 2020 and 2022 accident years, partially offset by a decrease in the 2021 accident year.

•
General Liability: A $19.7 million increase primarily recognizes higher than expected claims severity in the 2013 and 2019 through 2022 accident years mainly due to a restaurant book of business that was not renewed and other terminated business, partially offset by decreases in accident years prior to 2013 and 2014 through 2018 accident years. Decreases related to construction defect segments totaled $8.6 million.

•
Professional: A $0.1 million decrease was mainly recognized in accident years prior to 2017.

The $1.7 million decrease of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $1.5 million decrease primarily recognized favorable case incurred emergence in the 2020 accident year and a decrease in the 2017 accident year, partially offset by increases in the 2016 and 2022 accident years.
•
General Liability: A $0.1 million decrease based on information received from the cedants.

The $19.3 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $15.9 million decrease is primarily due to the commutation of a reinsurance treaty related to the 2013 through 2020 accident years and other reductions reflecting lower than expected claims severity, partially offset by increases in the 2021 and 2022 accident years.

•
General Liability: A $3.4 million decrease primarily recognizes lower than expected claims severity in accident years 2012 through 2019, 2021 and 2022 mainly related to the Farm, Ranch & Stable business.

During the first nine months of 2022, the Company decreased its prior accident year loss reserves by $9.6 million, which consisted of a $1.6 million decrease related to Commercial Specialty, a $2.5 million decrease related to Reinsurance Operations, and a $5.5 million decrease related to Exited Lines.

The $1.6 million decrease of prior accident year loss reserves related to Commercial Specialty primarily consisted of the following:

•
Property: A $3.3 million decrease primarily recognizes lower than expected claims severity in the 2019 through 2021 accident years.

•
General Liability: A $1.7 million increase mainly reflects higher than expected claims severity in accident years prior to 2005 and the 2017, 2019 and 2020 accident years, partially offset by decreases in the 2006, 2007, 2011 through 2015, 2018 and 2021 accident years.

The $2.5 million reduction of prior accident year loss reserves related to Reinsurance Operations primarily consisted of the following:

•
Professional: A $2.4 million decrease was recognized in the 2016 accident year reflecting a reduction in the ultimate for the claims-made segment. The inception-to-date case incurred remains zero in this year.

The $5.5 million reduction of prior accident year loss reserves related to Exited Lines primarily consisted of the following:

•
Property: A $2.0 million increase primarily recognizes higher than expected claims severity in the 2016, 2017, 2020 and 2021 accident years, partially offset by a reduction in the 2018 accident year.

•
General Liability: A $0.6 million reduction mainly reflects lower than expected claims severity in the 2017, 2019 and 2021 accident years, partially offset by an increase in the 2018 accident year.

•
Reinsurance: A $7.0 million decrease in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year, was based on reported information from the cedants.

10.
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

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2023:

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

There were no class B common shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2023 or 2022.

Each class A common share has one vote and each class B common share has ten votes.

As of September 30, 2023, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of September 30, 2023. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of September 30, 2023.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
September 28, 2023	October 9, 2023	October 16, 2023	3,385
Various (1)	Various	Various	(20)
Total			$10,150

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
September 23, 2022	October 4, 2022	October 11, 2022	3,616
Various (1)	Various	Various	274
Total			$11,089

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended September 30, 2023 and 2022 and $0.3 million in each of the nine months ended September 30, 2023 and 2022.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.3 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively. In addition, distributions of $3.4 million, which were declared on September 28, 2023 but not paid until October 16, 2023, were also included in other liabilities on the consolidated balance sheets as of September 30, 2023. Accrued preferred distributions were less than $0.1 million as of both September 30, 2023 and December 31, 2022 and were included in other liabilities on the consolidated balance sheets.

Please see Note 16 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2022 Annual Report on Form 10-K for more information on the Company’s distribution program.

11.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of September 30, 2023. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million and $0.7 million were incurred during the quarters ended September 30, 2023 and 2022, respectively, and management fee expense of $2.3 million and $2.1 million were incurred during the nine months ended September 30, 2023 and 2022, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.9 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2023, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 11 above for additional information pertaining to this management agreement.

13.
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

Options

No stock options were awarded during the quarters and nine months ended September 30, 2023 or 2022. No unvested stock options were forfeited during the quarters and nine months ended September 30, 2023 or 2022.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and nine months ended September 30, 2023 and 2022. There were no restricted class A common shares forfeited during the quarter and nine months ended September 30, 2023. There were 4,282 restricted stock units forfeited during the quarter and nine months ended September 30, 2023. There were no restricted class A common shares or restricted stock units forfeited during the quarter ended September 30, 2022. There were 10,924 restricted class A common shares and 10,585 restricted stock units forfeited during the nine months ended September 30, 2022.

There were no restricted stock units that vested during the quarters ended September 30, 2023 and 2022. There were 61,652 and 47,633 restricted stock units that vested during the nine months ended September 30, 2023 and 2022, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended September 30, 2023 and 2022, the Company granted 19,887 and 26,116 class A common shares, respectively, at a weighted average grant date value of $33.83 and $25.13 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2023 and 2022, the Company granted 68,592 and 76,686 class A common shares, respectively, at a weighted average grant date value of $29.43 and $25.57 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested on January 13, 2023. All other shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the nine months ended September 30, 2023 and 2022.

14.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$7,700	$23,746	$19,531	$(3,189)
Less: preferred stock distributions	110	110	330	330
Net income (loss) available to common shareholders	$7,590	$23,636	$19,201	$(3,519)

Denominator:
Weighted average shares for basic earnings per share	13,522,874	14,589,797	13,556,665	14,549,601
Non-vested restricted stock units	65,609	119,469	57,721	—
Options	225,962	86,696	184,490	—
Weighted average shares for diluted earnings per share (1)	13,814,445	14,795,962	13,798,876	14,549,601

Earnings per share - Basic	$0.56	$1.62	$1.42	$(0.24)
Earnings per share - Diluted	$0.55	$1.60	$1.39	$(0.24)

(1)
For the nine months ended September 30, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

If the Company had not incurred a loss in the nine months ended September 30, 2022, 14,748,967 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the nine months ended September 30, 2022 would have included 107,005 shares of non-vested restricted stock units and 92,360 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 300,000 shares for the quarter ended September 30, 2023 and 346,667 shares for the nine months ended September 30, 2023, which were deemed to be anti-dilutive. The weighted average shares outstanding used to determine dilutive earnings per share does not include 393,333 shares for both the quarter and nine months ended September 30, 2022, which were deemed to be anti-dilutive.

15.
Segment Information

During the fourth quarter of 2022, the Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core Package Specialty and Targeted Specialty products. As a result, the Company exited four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and existing renewals were placed in run-off for these four divisions. Based on the decisions to exit these lines of business, the Company changed the way it manages and analyzes its operating results. The chief operating decision makers decided they will be reviewing the specific results of these exited lines within the Company's Exited Lines segment. In addition, a decision was made in the fourth quarter of 2022 to reclassify several smaller reinsurance treaties from Reinsurance Operations to Commercial Specialty. Management believes these segment changes allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Accordingly, the segment results for the quarter and nine months ended September 30, 2022 have been revised to reflect these changes.

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2023 and 2022. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended September 30, 2023 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$87,029	$11,864		$33	$98,926
Net written premiums	$84,103	$11,864		$(344)	$95,623
Net earned premiums	$83,679	$26,671		$1,345	$111,695
Other income	275	—		24	299
Total revenues	83,954	26,671		1,369	111,994
Losses and Expenses:
Net losses and loss adjustment expenses	63,624	13,673		(12,181)	65,116
Acquisition costs and other underwriting expenses	32,671	10,553		2,978	46,202
Income (loss) from segments	$(12,341)	$2,445		$10,572	$676
Unallocated Items:
Net investment income					14,200
Net realized investment losses					(133)
Corporate and other operating expenses					(5,280)
Income before income taxes					9,463
Income tax expense					(1,763)
Net income					$7,700

Segment assets	$1,020,613	$386,026		$186,614	$1,593,253
Corporate assets					174,593
Total assets					$1,767,846

(1)
External business only, excluding business assumed from affiliates.

Quarter Ended September 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$96,056	$43,055		$36,716	$175,827
Net written premiums	$93,172	$43,055		$6,608	$142,835
Net earned premiums	$98,597	$35,046		$20,001	$153,644
Other income	272	—		44	316
Total revenues	98,869	35,046		20,045	153,960
Losses and Expenses:
Net losses and loss adjustment expenses	56,833	20,316		11,310	88,459
Acquisition costs and other underwriting expenses	37,817	13,013		10,046	60,876
Income (loss) from segments	$4,219	$1,717		$(1,311)	$4,625
Unallocated Items:
Net investment income					8,389
Net realized investment gains					2,234
Other income					30,000
Corporate and other operating expenses					(14,064)
Income before income taxes					31,184
Income tax expense					(7,438)
Net income					23,746

Segment assets	$996,336	$372,036		$336,668	$1,705,040
Corporate assets					174,097
Total assets					$1,879,137

(1)
External business only, excluding business assumed from affiliates.

Nine Months Ended September 30, 2023 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$277,884	$50,124		$4,003	$332,011
Net written premiums	$267,233	$50,124		$123	$317,480
Net earned premiums	$270,269	$91,103		$19,551	$380,923
Other income	808	—		127	935
Total revenues	271,077	91,103		19,678	381,858
Losses and Expenses:
Net losses and loss adjustment expenses	182,405	54,448		(5,654)	231,199
Acquisition costs and other underwriting expenses	102,169	34,106		10,506	146,781
Income (loss) from segments	$(13,497)	$2,549		$14,826	$3,878
Unallocated Items:
Net investment income					39,424
Net realized investment losses					(2,414)
Corporate and other operating expenses					(16,638)
Interest expense					(12)
Income before income taxes					24,238
Income tax expense					(4,707)
Net income					$19,531

Segment assets	$1,020,613	$386,026		$186,614	$1,593,253
Corporate assets					174,593
Total assets					$1,767,846

(1)
External business only, excluding business assumed from affiliates.

Nine Months Ended September 30, 2022 (Dollars in thousands)	Commercial Specialty	Reinsurance Operations	(1)	Exited Lines	Total
Revenues:
Gross written premiums	$303,914	$130,575		$129,144	$563,633
Net written premiums	$291,002	$130,575		$47,898	$469,475
Net earned premiums	$283,791	$108,506		$65,919	$458,216
Other income	791	—		48	839
Total revenues	284,582	108,506		65,967	459,055
Losses and Expenses:
Net losses and loss adjustment expenses	163,296	64,168		38,308	265,772
Acquisition costs and other underwriting expenses	106,886	39,527		32,253	178,666
Income (loss) from segments	$14,400	$4,811		$(4,594)	$14,617
Unallocated Items:
Net investment income					16,911
Net realized investment losses					(33,067)
Other income					30,000
Corporate and other operating expenses					(21,718)
Interest expense					(3,004)
Loss on extinguishment of debt					(3,529)
Income before income taxes					210
Income tax expense					(3,399)
Net loss					$(3,189)

Segment assets	$996,336	$372,036		$336,668	$1,705,040
Corporate assets					174,097
Total assets					$1,879,137

(1)
External business only, excluding business assumed from affiliates.

16.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2023.

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

Financial Highlights

2023 Third Quarter Results of Operations

•
Net income of $7.7 million, or $0.56 per share basic and $0.55 per share diluted
•
Net earned premium of $111.7 million; Property: 31% and Casualty: 69%
•
Continuing Lines accident year combined ratio of 97.8% for the quarter ended September 30, 2023 compared to 97.7% for the same period in 2022. Continuing Lines' accident year combined ratio is comprised of the accident year ratios for the Company's Commercial Specialty and Reinsurance Operations segments.
o
The accident year combined ratio was 97.6% for Commercial Specialty's and 98.2% for Reinsurance Operations during the quarter ended September 30, 2023.
o
The accident year combined ratio was 97.2% for Commercial Specialty's and 99.3% for Reinsurance Operations during the quarter ended September 30, 2022.
•
Net investment income of $14.2 million. Book yield on the fixed maturities portfolio was 4.0%.
•
Net realized investment losses of $0.1 million
•
Operating cash flows of $36.8 million

2023 Third Quarter Consolidated Financial Condition

•
Total investments of $1.3 billion; fixed maturities and short-term securities comprise 96% of total investments
•
Total assets of $1.8 billion
•
No third party debt
•
Total capital returned to shareholders of $606.1 million, comprising $522.2 million of share repurchases and $83.9 million of distributions / dividends. This includes $3.5 million of distributions during the third quarter of 2023.
•
Shareholders' equity of $630.7 million
•
Book value per common share of $46.27

Results of Operations

The Company realized net income of $7.7 million and $23.7 million during the quarter ended September 30, 2023 and 2022, respectively, and realized net income (loss) of $19.5 million and ($3.2) million during the nine months ended September 30, 2023 and 2022, respectively. Excluding the net gain related to the sale of the Company’s Farm, Ranch, & Stable renewal rights, net income (loss)(1) would have been $7.3 million and ($19.6) million for the quarter and nine months ended September 30, 2022.

Net investment income increased by $5.8 million and $22.5 million during the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. This significant increase in investment income is the result of actions taken to reposition the investment portfolio in early 2022. Book yield for the fixed income investment portfolio was 4.0% at September 30, 2023 compared to 2.2% at December 31, 2021.

The Continuing Lines accident year underwriting income(2) was $2.7 million and $9.4 million for the quarter and nine months ended September 30, 2023, respectively, and the accident year combined ratio(2) was 97.8% and 97.6% for the quarter and nine months ended September 30, 2023, respectively.

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2023 and 2022:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$98,926	$175,827	(43.7%)	$332,011	$563,633	(41.1%)

Net written premiums	$95,623	$142,835	(33.1%)	$317,480	$469,475	(32.4%)

Net earned premiums	$111,695	$153,644	(27.3%)	$380,923	$458,216	(16.9%)
Other income	299	316	(5.4%)	935	839	11.4%
Total revenues	111,994	153,960	(27.3%)	381,858	459,055	(16.8%)

Losses and expenses:
Net losses and loss adjustment expenses	65,116	88,459	(26.4%)	231,199	265,772	(13.0%)
Acquisition costs and other underwriting expenses	46,202	60,876	(24.1%)	146,781	178,666	(17.8%)
Underwriting income	676	4,625	(85.4%)	3,878	14,617	(73.5%)

Net investment income	14,200	8,389	69.3%	39,424	16,911	133.1%
Net realized investment gains (losses)	(133)	2,234	(106.0%)	(2,414)	(33,067)	(92.7%)
Other income (sale of farm business)	—	30,000	(100.0%)	—	30,000	(100.0%)
Corporate and other operating expenses	(5,280)	(14,064)	(62.5%)	(16,638)	(21,718)	(23.4%)
Interest expense	—	—	—	(12)	(3,004)	(99.6%)
Loss on extinguishment of debt	—	—	—	—	(3,529)	(100.0%)
Income before income taxes	9,463	31,184	(69.7%)	24,238	210	NM

Income tax expense	1,763	7,438	(76.3%)	4,707	3,399	38.5%
Net income (loss)	$7,700	$23,746	(67.6%)	$19,531	$(3,189)	NM

Underwriting Ratios:
Loss ratio (3):	58.3%	57.6%		60.7%	58.0%
Expense ratio (4)	41.4%	39.6%		38.5%	39.0%
Combined ratio (5)	99.7%	97.2%		99.2%	97.0%

(1)
Net income (loss) excluding the net gain on the sale of the Company’s Farm, Ranch, & Stable renewal rights of $7.3 million and ($19.6) million for the quarter and nine months ended September 30, 2022, respectively, is a non-GAAP measure which excludes the impact of gross proceeds of $30.0 million, impairments and expenses related to the sale of $9.2 million, and tax expense of $4.4 million in both the quarter and nine months ended September 30, 2022. The Company’s most directly comparable GAAP measure is net income (loss) of $23.7 million and ($3.2) million during the quarter and nine months ended September 30, 2022, respectively. The Company believes the non-GAAP measure is useful to investors when evaluating the Company's performance as trends may be obscured by this one time transaction. This non-GAAP measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall profitability of the Company
(2)
The Continuing Lines accident year underwriting income of $2.7 million and $9.4 million for the quarter and nine months ended September 30, 2023, respectively, is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $12.6 million and $20.3 million for the quarter and nine months ended September 30, 2023, respectively. The Company's most directly comparable GAAP measure is the Continuing Lines underwriting income (loss) of ($9.9) million and ($10.9) million for the quarter and nine months ended September 30, 2023, respectively. The Continuing Lines accident year combined ratio of 97.8% and 97.6% for the quarter and nine months ended September 30, 2023, respectively, is a non-GAAP ratio which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling 11.4% and 5.6% for the quarter and nine months ended September 30, 2023, respectively. The Company's most directly comparable GAAP ratio is the Continuing Lines combined ratio of 109.2% and 103.2% for the quarter and nine months ended September 30, 2023, respectively. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Continuing Lines may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.
(3)
The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.
(4)
The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other underwriting expenses by net earned premiums.
(5)
The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

NM – not meaningful

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross written premiums (1)
Commercial Specialty	$87,029	$96,056	(9.4%)	$277,884	$303,914	(8.6%)
Reinsurance Operations (3)	11,864	43,055	(72.4%)	50,124	130,575	(61.6%)
Continuing Lines	98,893	139,111	(28.9%)	328,008	434,489	(24.5%)
Exited Lines	33	36,716	(99.9%)	4,003	129,144	(96.9%)
Total gross written premiums	$98,926	$175,827	(43.7%)	$332,011	$563,633	(41.1%)

Ceded written premiums
Commercial Specialty	$2,926	$2,884	1.5%	$10,651	$12,912	(17.5%)
Reinsurance Operations (3)	—	—	—	—	—	—
Continuing Lines	2,926	2,884	1.5%	10,651	12,912	(17.5%)
Exited Lines	377	30,108	(98.7%)	3,880	81,246	(95.2%)
Total ceded written premiums	$3,303	$32,992	(90.0%)	$14,531	$94,158	(84.6%)

Net written premiums (2)
Commercial Specialty	$84,103	$93,172	(9.7%)	$267,233	$291,002	(8.2%)
Reinsurance Operations (3)	11,864	43,055	(72.4%)	50,124	130,575	(61.6%)
Continuing Lines	95,967	136,227	(29.6%)	317,357	421,577	(24.7%)
Exited Lines	(344)	6,608	(105.2%)	123	47,898	(99.7%)
Total net written premiums	$95,623	$142,835	(33.1%)	$317,480	$469,475	(32.4%)

Net earned premiums
Commercial Specialty	$83,679	$98,597	(15.1%)	$270,269	$283,791	(4.8%)
Reinsurance Operations (3)	26,671	35,046	(23.9%)	91,103	108,506	(16.0%)
Continuing Lines	110,350	133,643	(17.4%)	361,372	392,297	(7.9%)
Exited Lines	1,345	20,001	(93.3%)	19,551	65,919	(70.3%)
Total net earned premiums	$111,695	$153,644	(27.3%)	$380,923	$458,216	(16.9%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums, or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 43.7% and 41.1% for the quarter and nine months ended September 30, 2023 as compared to same periods in 2022. The decrease in gross written premiums is being driven by a reduction in premiums in both Continuing Lines as well as Exited Lines. The reduction in Continuing Lines is primarily due to the non-renewal of a casualty treaty within Reinsurance Operations, the non-renewal of a restaurant book of business within Commercial Specialty, and actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business. These decreases were partially offset by increased pricing within Commercial Specialty.

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

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Commercial Specialty	96.6%	97.0%	(0.4)	96.2%	95.8%	0.4
Reinsurance Operations	100.0%	100.0%	—	100.0%	100.0%	—
Continuing Lines	97.0%	97.9%	(0.9)	96.8%	97.0%	(0.2)
Exited Lines	NM	18.0%	NM	3.1%	37.1%	(34.0)
Total	96.7%	81.2%	15.5	95.6%	83.3%	12.3

NM – not meaningful

The net premium retention for the quarter and nine months ended September 30, 2023 increased by 15.5 points and 12.3 points, respectively, as compared to the same periods in 2022. While the Company still has ceding arrangements in place related to the sale of renewal rights, the Company's overall net retention is not significantly impacted in 2023 as Exited Lines' gross written premiums comprise a much smaller percentage of the Company's consolidated gross written premiums. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net Earned Premiums

Net earned premiums within the Commercial Specialty segment decreased by 15.1% and 4.8% for the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 primarily due to the reduction in premiums written in 2023 as a result of actions taken within Commercial Specialty to improve underwriting results by not renewing underperforming business as well as the non-renewal of a restaurant book of business. Property net earned premiums were $34.1 million and $35.7 million for the quarters ended September 30, 2023 and 2022, respectively, and $107.6 million and $106.6 million for the nine months ended September 30, 2023 and 2022, respectively. Casualty net earned premiums were $49.6 million and $62.9 million for the quarters ended September 30, 2023 and 2022, respectively, and $162.7 million and $177.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Net earned premiums within the Reinsurance Operations segment decreased by 23.9% and 16.0% for the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 primarily due to the non-renewal of a casualty treaty. There were no property net earned premiums for the quarters and nine months ended September 30, 2023 and 2022. Casualty net earned premiums were $26.7 million and $35.0 million for the quarters ended September 30, 2023 and 2022, respectively, and $91.1 million and $108.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Net earned premiums within the Exited Lines segment decreased by 93.3% and 70.3% for the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 primarily due to the sale of renewal rights related to the Company's Farm, Ranch & Stable business on August 8, 2022. The decrease in net earned premiums is also due to exiting lines of business unrelated to the Company’s continuing businesses. Property net earned premiums were $0.6 million and $14.8 million for the quarters ended September 30, 2023 and 2022, respectively, and $13.3 million and $51.2 million for the nine months ended September 30, 2023 and 2022, respectively. Casualty net earned premiums were $0.7 million and $5.2 million for the quarters ended September 30, 2023 and 2022, respectively, and $6.3 million and $14.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Reserves

Management’s best estimate at September 30, 2023 was recorded as the loss reserves. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $861.8 million and $786.8 million, respectively, as of September 30, 2023. A breakout of the Company’s gross and net reserves, as of September 30, 2023, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$175,625	$344,010	$519,635
Reinsurance Operations	24,472	202,814	227,286
Continuing Lines	200,097	546,824	746,921
Exited Lines	52,477	62,405	114,882
Total	$252,574	$609,229	$861,803

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Commercial Specialty	$157,872	$313,458	$471,330
Reinsurance Operations	24,472	202,814	227,286
Continuing Lines	182,344	516,272	698,616
Exited Lines	33,607	54,560	88,167
Total	$215,951	$570,832	$786,783

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $231.2 million for claims occurring during the nine months ended September 30, 2023:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(33,524)	(22,542)	(11,560)	(578)	10,404
	-3%	(29,362)	(18,149)	(6,936)	4,277	15,490
	-2%	(27,281)	(15,953)	(4,624)	6,705	18,034
	-1%	(25,201)	(13,756)	(2,312)	9,132	20,577
	0%	(23,120)	(11,560)	—	11,560	23,120
	1%	(21,039)	(9,364)	2,312	13,988	25,663
	2%	(18,958)	(7,167)	4,624	16,415	28,206
	3%	(16,878)	(4,971)	6,936	18,843	30,749
	5%	(12,716)	(578)	11,560	23,698	35,836

The Company’s net reserves for losses and loss adjustment expenses of $786.8 million as of September 30, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Commercial Specialty

Commercial Specialty's accident year underwriting income(1) was $2.3 million for the quarter ended September 30, 2023 as compared to $3.0 million for the same period in 2022. Results for 2023 include $2.5 million of losses from the fires in Maui Hawaii. Commercial Specialty's results for the quarter ended September 30, 2023 include $14.5 million in strengthening of prior accident year reserves.

The components of income (loss) from the Company’s Commercial Specialty segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$87,029	$96,056	(9.4%)	$277,884	$303,914	(8.6%)

Net written premiums	$84,103	$93,172	(9.7%)	$267,233	$291,002	(8.2%)

Net earned premiums	$83,679	$98,597	(15.1%)	$270,269	$283,791	(4.8%)
Other income	275	272	1.1%	808	791	2.1%
Total revenues	83,954	98,869	(15.1%)	271,077	284,582	(4.7%)

Losses and expenses:
Net losses and loss adjustment expenses	63,624	56,833	11.9%	182,405	163,296	11.7%
Acquisition costs and other underwriting expenses	32,671	37,817	(13.6%)	102,169	106,886	(4.4%)
Underwriting income (loss)	$(12,341)	$4,219	NM	$(13,497)	$14,400	(193.7%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	58.7%	58.9%	(0.2)	59.7%	58.1%	1.6
Prior accident year	17.3%	(1.3%)	18.6	7.8%	(0.6%)	8.4
Calendar year loss ratio	76.0%	57.6%	18.4	67.5%	57.5%	10.0
Expense ratio	39.0%	38.4%	0.6	37.8%	37.7%	0.1
Combined ratio	115.0%	96.0%	19.0	105.3%	95.2%	10.1

Accident year combined ratio (2)	97.6%	97.2%		97.4%	95.8%

(1)
The Commercial Specialty accident year underwriting income (loss) of $2.3 million and $3.0 million for the quarters ended September 30, 2023 and September 30, 2022, respectively, is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $14.6 million and ($1.2) million for the quarters ended September 30, 2023 and September 30, 2022, respectively. The Company's most directly comparable GAAP measure is the Commercial Specialty underwriting income (loss) of ($12.3) million and $4.2 million for the quarters ended September 30, 2023 and September 30, 2022, respectively. The Company believes the non-GAAP measures are useful to investors when evaluating the Company's underwriting performance as trends within Commercial Specialty may be obscured by prior accident year adjustments. These non-GAAP measures should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$11,665	34.2%	$16,879	47.2%	$50,341	46.8%	$52,372	49.1%
Effect of prior accident year	1,009	3.0%	(1,907)	(5.3%)	(1,686)	(1.6%)	(3,214)	(3.0%)
Non catastrophe property losses and ratio (2)	$12,674	37.2%	$14,972	41.9%	$48,655	45.2%	$49,158	46.1%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$5,170	15.2%	$3,959	11.1%	$12,585	11.7%	$9,165	8.6%
Effect of prior accident year	1,216	3.6%	155	0.4%	3,067	2.9%	(73)	(0.1%)
Catastrophe losses and ratio (2)	$6,386	18.8%	$4,114	11.5%	$15,652	14.6%	$9,092	8.5%

Total property losses and ratio excluding the effect of prior accident year (1)	$16,835	49.4%	$20,838	58.3%	$62,926	58.5%	$61,537	57.7%
Effect of prior accident year	2,225	6.5%	(1,752)	(4.9%)	1,381	1.3%	(3,287)	(3.1%)
Total property losses and ratio (2)	$19,060	55.9%	$19,086	53.4%	$64,307	59.8%	$58,250	54.6%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$32,274	65.1%	$37,210	59.2%	$98,507	60.6%	$103,378	58.3%
Effect of prior accident year	12,290	24.8%	537	0.9%	19,591	12.0%	1,668	0.9%
Total casualty losses and ratio (2)	$44,564	89.9%	$37,747	60.1%	$118,098	72.6%	$105,046	59.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$49,109	58.7%	$58,048	58.9%	$161,433	59.7%	$164,915	58.1%
Effect of prior accident year	14,515	17.3%	(1,215)	(1.3%)	20,972	7.8%	(1,619)	(0.6%)
Total net losses and loss adjustment expense and total loss ratio (2)	$63,624	76.0%	$56,833	57.6%	$182,405	67.5%	$163,296	57.5%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended September 30, 2023 and 2022 and $0.8 million for each of the nine months ended September 30, 2023 and 2022. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Property losses
Non-catastrophe	$11,665	$16,879	(30.9%)	$50,341	$52,372	(3.9%)
Catastrophe	5,170	3,959	30.6%	12,585	9,165	37.3%
Property losses	16,835	20,838	(19.2%)	62,926	61,537	2.3%
Casualty losses	32,274	37,210	(13.3%)	98,507	103,378	(4.7%)
Total accident year losses	$49,109	$58,048	(15.4%)	$161,433	$164,915	(2.1%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2023	2022	Change	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	34.2%	47.2%	(13.0)	46.8%	49.1%	(2.3)
Catastrophe	15.2%	11.1%	4.1	11.7%	8.6%	3.1
Property loss ratio	49.4%	58.3%	(8.9)	58.5%	57.7%	0.8
Casualty loss ratio	65.1%	59.2%	5.9	60.6%	58.3%	2.3
Total accident year loss ratio	58.7%	58.9%	(0.2)	59.7%	58.1%	1.6
The current accident year non-catastrophe property loss ratio improved by 13.0 points during the quarter ended September 30, 2023 as compared to the same period in 2022 mainly reflecting lower claims severity in the third accident quarter and calendar quarter compared to last year.

The current accident year non-catastrophe property loss ratio improved by 2.3 points during the nine months ended September 30, 2023 as compared to the same period in 2022 reflecting lower claims frequency compared to last year.

The current accident year catastrophe loss ratio increased by 4.1 points during the quarter ended September 30, 2023 as compared to the same period in 2022 recognizing higher claims frequency in the third accident quarter and calendar quarter compared to last year.

The current accident year catastrophe loss ratio increased by 3.1 points during the nine months ended September 30, 2023 as compared to the same period in 2022 recognizing higher claims frequency compared to last year.

The current accident year casualty loss ratio increased by 5.9 points during the quarter ended September 30, 2023 as compared to the same period in 2022 reflecting higher claims severity in the calendar quarter compared to last year.

The current accident year casualty loss ratio increased by 2.3 points during the nine months ended September 30, 2023 as compared to the same period in 2022 recognizing higher claims severity compared to last year.

The calendar year loss ratio for the quarter and nine months ended September 30, 2023 includes an increase of $14.5 million, or 17.3 percentage points, and an increase of $21.0 million, or 7.8 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2022 includes a decrease of $1.2 million, or 1.3 percentage points, and a decrease of $1.6 million, or 0.6 percentage points, respectively, related to reserve development on prior accident years. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Commercial Specialty segment increased by 0.6 points from 38.4% for the quarter ended September 30, 2022 to 39.0% for the quarter ended September 30, 2023 and increased by 0.1 points from 37.7% for the nine months ended September 30, 2022 to 37.8% for the nine months ended September 30, 2023 primarily due to lower earned premiums.

Reinsurance Operations

The components of income from the Company’s Reinsurance Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023 (1)	2022 (1)	Change	2023 (1)	2022 (1)	Change
Gross written premiums	$11,864	$43,055	(72.4%)	$50,124	$130,575	(61.6%)

Net written premiums	$11,864	$43,055	(72.4%)	$50,124	$130,575	(61.6%)

Net earned premiums	$26,671	$35,046	(23.9%)	$91,103	$108,506	(16.0%)
Total revenues	26,671	35,046	(23.9%)	91,103	108,506	(16.0%)

Losses and expenses:
Net losses and loss adjustment expenses	13,673	20,316	(32.7%)	54,448	64,168	(15.1%)
Acquisition costs and other underwriting expenses	10,553	13,013	(18.9%)	34,106	39,527	(13.7%)
Underwriting income	$2,445	$1,717	42.4%	$2,549	$4,811	(47.0%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year (2)	61.3%	61.5%	(0.2)	61.6%	61.4%	0.2
Prior accident year	(10.0%)	(3.5%)	(6.5)	(1.8%)	(2.3%)	0.5
Calendar year loss ratio (3)	51.3%	58.0%	(6.7)	59.8%	59.1%	0.7
Expense ratio	39.6%	37.1%	2.5	37.4%	36.4%	1.0
Combined ratio	90.9%	95.1%	(4.2)	97.2%	95.5%	1.7

Accident year combined ratio (4)	98.2%	99.3%		98.3%	97.8%

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

Loss Ratio

The current accident year loss ratio improved by 0.2 points during the quarter ended September 30, 2023 as compared to the same period in 2022 primarily reflecting mix of business changes as well as expected loss ratios varying by treaty.

The current accident year loss ratio increased by 0.2 points during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily reflecting an increase in the excess professional liability expected loss ratio.

The calendar year loss ratios for the quarter and nine months ended September 30, 2023 includes a decrease of $2.7 million, or 10.0 percentage points, and a decrease of $1.7 million, or 1.8 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratios for the quarter and nine months ended September 30, 2022 includes a decrease of $1.2 million, or 3.5 percentage, and a decrease of $2.5 million, or 2.3 point percentage, respectively, related to reserve development on prior accident years. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio for the Company’s Reinsurance Operations segment increased by 2.5 points from 37.1% for the quarter ended September 30, 2022 to 39.6% for the quarter ended September 30, 2023 and increased by 1.0 points from 36.4% for the nine months ended September 30, 2022 to 37.4% for the nine months ended September 30, 2023 primarily due to an increase in commission expense related to prior accident years partially offset by a reduction in staff and professional services to align expenses with business being written.

Exited Lines

The components of income (loss) from the Company’s Exited Lines segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross written premiums	$33	$36,716	(99.9%)	$4,003	$129,144	(96.9%)

Net written premiums	$(344)	$6,608	(105.2%)	$123	$47,898	(99.7%)

Net earned premiums	$1,345	$20,001	(93.3%)	$19,551	$65,919	(70.3%)
Other income	24	44	(45.5%)	127	48	164.6%
Total revenues	1,369	20,045	(93.2%)	19,678	65,967	(70.2%)

Losses and expenses:
Net losses and loss adjustment expenses	(12,181)	11,310	(207.7%)	(5,654)	38,308	(114.8%)
Acquisition costs and other underwriting expenses	2,978	10,046	(70.4%)	10,506	32,253	(67.4%)
Underwriting income (loss)	$10,572	$(1,311)	906.4%	$14,826	$(4,594)	422.7%

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2023	2022	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	(21.5%)	59.3%	(80.8)	69.8%	66.5%	3.3
Prior accident year	(884.2%)	(2.8%)	(881.4)	(98.7%)	(8.4%)	(90.3)
Calendar year loss ratio	(905.7%)	56.5%	(962.2)	(28.9%)	58.1%	(87.0)
Expense ratio	221.4%	50.2%	171.2	53.7%	48.9%	4.8
Combined ratio	(684.3%)	106.7%	(791.0)	24.8%	107.0%	(82.2)

Accident year combined ratio (1)	169.9%	106.6%		122.9%	109.9%

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$(215)	(36.1%)	$7,313	49.5%	$6,858	51.7%	$26,909	52.5%
Effect of prior accident year	(7,339)	(1,231.4%)	(310)	(2.1%)	(8,976)	(67.6%)	(3,562)	(7.0%)
Non catastrophe property losses and ratio (2)	$(7,554)	(1,267.5%)	$7,003	47.4%	$(2,118)	(15.9%)	$23,347	45.5%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$63	10.6%	$1,922	13.0%	$3,218	24.2%	$9,401	18.4%
Effect of prior accident year	(2,705)	(453.9%)	(244)	(1.7%)	(6,880)	(51.8%)	(1,363)	(2.7%)
Catastrophe losses and ratio (2)	$(2,642)	(443.3%)	$1,678	11.3%	$(3,662)	(27.6%)	$8,038	15.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$(152)	(25.5%)	$9,235	62.5%	$10,076	75.9%	$36,310	70.9%
Effect of prior accident year	(10,044)	(1,685.3%)	(554)	(3.8%)	(15,856)	(119.4%)	(4,925)	(9.7%)
Total property losses and ratio (2)	$(10,196)	(1,710.8%)	$8,681	58.7%	$(5,780)	(43.5%)	$31,385	61.2%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$(137)	(18.3%)	$2,626	50.3%	$3,566	56.8%	$7,539	51.3%
Effect of prior accident year	(1,848)	(246.7%)	3	0.1%	(3,440)	(54.8%)	(616)	(4.2%)
Total casualty losses and ratio (2)	$(1,985)	(265.0%)	$2,629	50.4%	$126	2.0%	$6,923	47.1%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$(289)	(21.5%)	$11,861	59.3%	$13,642	69.8%	$43,849	66.5%
Effect of prior accident year	(11,892)	(884.2%)	(551)	(2.8%)	(19,296)	(98.7%)	(5,541)	(8.4%)
Total net losses and loss adjustment expense and total loss ratio (2)	$(12,181)	(905.7%)	$11,310	56.5%	$(5,654)	(28.9%)	$38,308	58.1%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of less than $0.1 million for each of the quarters ended September 30, 2023 and 2022 and income of $0.1 million and income of less than $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Property losses
Non-catastrophe	$(215)	$7,313	(102.9%)	$6,858	$26,909	(74.5%)
Catastrophe	63	1,922	(96.7%)	3,218	9,401	(65.8%)
Property losses	(152)	9,235	(101.6%)	10,076	36,310	(72.3%)
Casualty losses	(137)	2,626	(105.2%)	3,566	7,539	(52.7%)
Total accident year losses	$(289)	$11,861	(102.4%)	$13,642	$43,849	(68.9%)

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2023	2022	Change (1)	2023	2022	Change
Current accident year loss ratio:
Property
Non-catastrophe	(36.1%)	49.5%	(85.6)	51.7%	52.5%	(0.8)
Catastrophe	10.6%	13.0%	(2.4)	24.2%	18.4%	5.8
Property loss ratio	(25.5%)	62.5%	(88.0)	75.9%	70.9%	5.0
Casualty loss ratio	(18.3)%	50.3%	(68.6)	56.8%	51.3%	5.5
Total accident year loss ratio	(21.5%)	59.3%	(80.8)	69.8%	66.5%	3.3

(1) The point change for the quarter ended September 30, 2023 is primarily due to a significant reduction in premiums and current accident year losses due to exiting various lines of business.

The current accident year non-catastrophe property loss ratio improved by 0.8 points during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily reflecting lower claims frequency compared to last year.

The current accident year catastrophe loss ratio increased by 5.8 points during the nine months ended September 30, 2023 as compared to the same period in 2022 primarily recognizing higher claims frequency compared to last year.

The current accident year casualty loss ratio increased by 5.5 points during the nine months ended September 30, 2023 as compared to the same period in 2022 mainly reflecting higher claims frequency and growth in the brokerage divisions which had higher expected loss ratios.

The calendar year loss ratio for the quarter and nine months ended September 30, 2023 includes a decrease of $11.9 million, or 884.2 percentage points, and a decrease of $19.3 million, or 98.7 percentage points, respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and nine months ended September 30, 2022 includes a decrease of $0.6 million, or 2.8 percentage points, and an decrease of $5.5 million, or 8.4 percentage points, respectively, related to reserve development on prior accident years. Please see Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

Expense Ratio

The expense ratio for the Company’s Exited Lines increased by 171.2 points from 50.2% for the quarter ended September 30, 2022 to 221.4% for the quarter ended September 30, 2023 and increased by 4.8 points from 48.9% for the nine months ended

September 30, 2022 to 53.7% for the nine months ended September 30, 2023 primarily due to lower earned premiums as a result of restructuring actions.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 1.2 years.

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross investment income (1)	$14,566	$8,856	64.5%	$40,513	$18,593	117.9%
Investment expenses	(366)	(467)	(21.6%)	(1,089)	(1,682)	(35.3%)
Net investment income	$14,200	$8,389	69.3%	$39,424	$16,911	133.1%

(1)
Excludes realized gains and losses

Gross investment income increased by 64.5% and 117.9% for the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to the rise in rates and increased returns from alternative investments.

Investment expenses decreased by 21.6% and 35.3% for the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 due to decreased investment management expenses.

At September 30, 2023, the Company held agency mortgage-backed securities with a market value of $2.8 million. Excluding the agency mortgage-backed securities, the average duration of the Company’s fixed maturities portfolio was 1.2 years as of September 30, 2023, compared with 1.7 years as of September 30, 2022. Including cash and short-term investments, the average duration of the Company’s fixed maturities portfolio, excluding agency mortgage-backed securities was 1.1 years and 1.7 years as of September 30, 2023 and September 30, 2022, respectively. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 4.0% as of September 30, 2023, compared to 3.1% as of September 30, 2022. The embedded book yield on the $26.2 million of taxable municipal bonds in the Company’s portfolio was 3.0% at September 30, 2023, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $33.0 million at September 30, 2022.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Equity securities	$(15)	$(60)	$(1,103)	$(3,820)
Fixed maturities	(118)	(259)	(1,311)	(12,135)
Derivatives	—	2,553	—	9,093
Other-than-temporary impairment losses (1)	—	—	—	(26,205)
Net realized investment gains (losses)	$(133)	$2,234	$(2,414)	$(33,067)

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.0% at September 30, 2023.

See Note 4 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2023 and 2022.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $5.3 million and $14.1 million during the quarters ended September 30, 2023 and 2022, respectively. The reduction in corporate and other operating expenses was primarily due to the Company incurring $9.2 million of impairments and expenses related to the sale of the Company's Farm, Ranch & Stable renewal rights during the quarter ended September 30, 2022.

Corporate and other operating expenses were $16.6 million and $21.7 million during the nine months ended September 30, 2023 and 2022, respectively. Corporate and other operating expenses for the nine months ended September 30, 2022 included $9.2 million of impairments and expenses related to the sale of the Company's Farm, Ranch & Stable renewal rights offset by a $2.7 million employee retention credit under the CARES Act that was received in May 2022. Corporate and other operating expenses for the nine months ended September 30, 2023 includes $2.1 million in restructuring expenses.

Interest Expense

Interest expense was less than $0.1 million and $3.0 million during the nine months ended September 30, 2023 and 2022, respectively. The reduction in interest expense was due to the redemption of the 7.875% Subordinated Notes due 2047 on April 15, 2022.

Income Tax Expense

Income tax expense was $1.8 million for the quarter ended September 30, 2023 compared with income tax expense of $7.4 million for the quarter ended September 30, 2022. The decrease in income tax expense is primarily due to lower taxable income in the Company's U.S. Subsidiaries during the quarter ended September 30, 2023 as compared to the same period in 2022.

Income tax expense was $4.7 million for the nine months ended September 30, 2023 compared with an income tax expense of $3.4 million for the nine months ended September 30, 2022. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. Subsidiaries in 2023 during the nine months ended September 30, 2023 as compared to the same period in 2022.

See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in net income of $7.7 million and $23.7 million for the quarters ended September 30, 2023 and 2022, respectively, and net income of $19.5 million and a net loss of $3.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of both Global Indemnity Group, LLC and GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2022 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2022 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividend declared or paid during the quarter and nine months ended September 30, 2023.

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

Net cash provided by operating activities was $36.8 million and $41.7 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in operating cash flows of approximately $5.0 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
Net premiums collected	$340,810	$423,744	$(82,934)
Net losses paid	(201,660)	(208,759)	7,099
Underwriting and corporate expenses	(139,374)	(191,126)	51,752
Net investment income	37,597	22,996	14,601
Net income taxes (paid) recovered	(609)	19	(628)
Interest paid	(12)	(5,125)	5,113
Net cash provided by operating activities	$36,752	$41,749	$(4,997)

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

Stock Repurchase

On October 21, 2022, Global Indemnity Group, LLC announced that up to $32 million of share repurchases were authorized. On January 3, 2023, Global Indemnity Group, LLC announced that it authorized an increase in the aggregate stock repurchases from $32 million to $60 million. On June 8, 2023, the Company’s Board of Directors approved an additional increase in the existing share buyback authorization amount of $60 million to $135 million.

During the nine months ended September 30, 2023, 450,000 shares were repurchased for approximately $12.1 million at an average purchase price of $26.83 per share. As a result of these transactions, book value per share increased by $0.60 per share since December 31, 2022.

From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the stock repurchase program in October 2022.

Restructuring

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core Package Specialty and Targeted Specialty products. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023. The Company incurred restructuring costs of $3.4 million during the fourth quarter of 2022 and $2.1 million during the nine months ended September 30, 2023 for total restructuring costs of $5.5 million. Post completion of the restructuring plan, the Company anticipates recurring annual expense savings of $16.0 million.

Distributions

The Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023, June 23, 2023, and October 9, 2023. Distributions paid to common shareholders were $7.5 million during the nine months ended September 30, 2023. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2023.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request in full. Withdrawal proceeds are expected to be received starting in 2024. The Global Debt Fund, LP had a fair market value of $23.7 million at September 30, 2023.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2023. Please see Item 7 of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended September 30, 2023, global equities and U.S. equities fell approximately 3.3%. U.S. fixed income lost approximately 3.2% with the average spread moving wider during the quarter. The FOMC voted to maintain policy rates at current levels, but with a promise to remain vigilant in the battle against inflation that is nearly twice its 2% target. The U.S. economy has proven surprisingly resilient, aided by a consumer that has had the ability and willingness to spend at above-average levels for an extended period. Strong growth has helped to push interest rates to levels not seen since 2007, particularly further out the curve. This is coming at a time when the amount of U.S. Treasury issuance is increasing to finance growing deficits. While Congress was able to avert a government shutdown, the current political and fiscal challenges may further add to already elevated levels of volatility.

The Company’s investment grade fixed income portfolio continues to maintain high quality with an A+ average rating and a duration of 1.2 years. Portfolio purchases were focused within US Treasury securities. These purchases were funded primarily through cash inflows, as well as maturities and paydowns. During the third quarter, the portfolio’s allocation to US Treasury securities increased, while the portfolio’s exposure to investment grade credit decreased.

Other than the changes described in the preceding paragraphs, there have been no other material changes to the Company’s market risk since December 31, 2022. Please see Item 7A of Part II in the Company’s 2022 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were no shares surrendered by the Company’s employees during the quarter ended September 30, 2023. There were 18,860 shares surrendered by the Company’s employees during the nine months ended September 30, 2023. All class A common shares surrendered by the Company’s employees are held as treasury stock and recorded at cost until formally retired.

There were no shares repurchased by the Company during the quarter ended September 30, 2023. Global Indemnity Group, LLC repurchased 450,000 shares from third parties under its repurchase program during the nine months ended September 30, 2023. All class A common shares repurchased from third parties under its repurchase program are held as treasury stock and recorded at cost until formally retired.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: November 9, 2023	By:	/s/ Thomas M. McGeehan
Thomas M. McGeehan
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)