Form 10-K
period 2023-12-31
Global Indemnity Group, LLC
filed 2024-03-15
CIK 1494904

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the New York Stock Exchange as of such date), was $230,791,045. There are no class B common shares held by non-affiliates of the registrant.

As of March 5, 2024, the registrant had outstanding 9,785,318 class A common shares and 3,793,612 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this report.

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

History

Global Indemnity Group, LLC (“Global Indemnity” or “GBLI”), a Delaware limited liability company formed on June 23, 2020, replaced Global Indemnity Limited, incorporated in the Cayman Islands as an exempted company with limited liability, as the ultimate parent company of the Global Indemnity group of companies as a result of a redomestication transaction completed on August 28, 2020. This transaction resulted in the redomestication of the Company to the United States. Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange (“NYSE”). Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

Effective August 28, 2020, Global Indemnity Group, LLC became a publicly traded partnership for U.S. federal income tax purposes. Since August 28, 2020, Global Indemnity Group, LLC believes that it has met in previous taxable years, and intends to manage its affairs so that it will continue to meet in the current and subsequent taxable years, the qualifying income exception to maintain partnership status for U.S. federal income tax purposes. As a partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes. For U.S. federal income tax purposes, a holder of Global Indemnity Group, LLC’s class A common shares is treated as a partner in a partnership. Shareholders are required to take into account their allocable share of Global Indemnity Group, LLC’s items of income, gains, losses, deductions, and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with the shareholders’ taxable year, regardless of whether any cash or other distributions are made to shareholders. Global Indemnity Group, LLC will furnish to each shareholder, as soon as reasonably practical after the close of each calendar year, specific tax information, including a Schedule K-1, which describes the shareholders’ share of Global Indemnity Group, LLC’s income, gains, losses, and deductions for Global Indemnity Group, LLC’s preceding taxable year. Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

The Company operates its business through two segments, Penn-America and Non-Core Operations. The Penn-America segment is mainly comprised of what was the Commercial Specialty segment. Penn-America includes all core products which include Wholesale Commercial, Programs, Assumed Reinsurance, and the InsurTech products. InsurTech products are Collectibles, VacantExpress. and smaller products which are distributed via the internet. Penn-America’s gross premiums written in 2023 was $369.7 million. The other segment is Non-Core Operations. It includes business that has been de-emphasized or is no longer written.

During the fourth quarter of 2023, the Company restructured its insurance operations to strengthen its market presence and enhance GBLI's focus on core products and made the decision to manage the business through two segments, Penn-America and Non-Core Operations. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Segment results for prior years have been revised to reflect these changes.

General

GBLI provides its insurance products across a distribution network that includes wholesale general agents, retail agents, and direct-to-consumer. The Company manages the distribution of its core product offerings through Penn-America (formerly known as Commercial Specialty). Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Programs, InsurTech, and Assumed Reinsurance product offerings. Penn-America’s products are offered primarily in the excess and surplus lines marketplace. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The Company's management team is experienced in the insurance industry and the excess and surplus lines marketplace and has long-standing relationships in the industry. The Company’s organizational structure allows it to be highly responsive and flexible in interactions with its agents.

Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

The Penn-America segment comprises the Company’s Insurance Operations (“Insurance Operations”).

Business Segments

See Note 22 of the notes to consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income, and total assets of each operating segment for the years ended December 31, 2023, 2022 and 2021. For a discussion of the variances between years, see “Results of Operations” in Item 7 of Part II of this report.

PENN-AMERICA

The Penn-America segment distributes specialty property and casualty insurance products in the excess and surplus lines marketplace. Penn-America targets Main Street Specialty Excess & Surplus Lines focusing on small businesses such as Artisan Contractors, Habitational (Landlord), General Services, Vacant Properties, Mercantile & Restaurants, Bars & Taverns, Commercial Buildings, and Collectibles. Penn-America is one of the larger providers of insurance to Main Street businesses and built this position by focusing on this market for over 40 years. Penn-America underwrites commercial coverages for 900 classes of casualty business and 200 classes of property business. Companies within the Insurance Operations are eligible to write on a surplus lines (non-admitted) basis and others are licensed to write on an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. This provides the Company with flexibility in designing products and in determining rates to meet emerging risks and discontinuities in the marketplace.

Penn-America’s insurance products target specific, defined groups of insureds with customized coverage to meet their needs. The primary business divisions within the Penn-America segment include:

•
Wholesale Commercial distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority using company administered systems to rate, quote and issue policies.

•
Programs distributes property and general liability niche products through program administrators with specific binding authority. Program administrators generally use their own proprietary systems, for which the Company’s rates and underwriting criteria are integrated.

•
InsurTech offers property and general liability products distributed using company administered systems, and include Collectibles, digital direct-to-consumer insurance coverage for owners of collections, and VacantExpress, insurance coverage for owners of properties under construction, under renovation, vacant, or rented, distributed through wholesale general agents and retail agents.

•
Assumed Reinsurance is composed of individual treaties with small-to-medium sized financially sound insurers in niche product lines that are contracted through reinsurance brokers/intermediaries. These treaties are focused on the US property and casualty market and will typically involve risk sharing by either the carrier or the producer of the business. Assumed reinsurance treaties are acquired through brokers.

The following table sets forth the gross written premiums for each of the primary business divisions within Penn-America:

	For the Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Wholesale Commercial	$234,941	63.6%	$219,688	56.6%	$194,196	55.5%
Programs	72,535	19.5	121,838	31.4	115,035	32.9
InsurTech	48,309	13.1	40,977	10.6	37,881	10.8
Assumed Reinsurance	13,875	3.8	5,464	1.4	2,850	0.8
Total	$369,660	100.0%	$387,967	100.0%	$349,962	100.0%

Excess and Surplus Lines Marketplace

Penn-America operates in the excess and surplus lines marketplace. The excess and surplus lines market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard markets due to their relatively unpredictable loss patterns and unique niches of exposure requiring rate and policy form flexibility. Without the excess and surplus lines market, certain businesses would have to self-insure their exposures, or seek coverage outside the U.S. market.

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

The Company offers several specialized products that are sold in the admitted market. The insurance products required by these insureds are not otherwise available from standard market insurers. These policies are subject to greater state regulation than the surplus lines market, particularly with regards to rate and form filing requirements and the ability to enter and exit lines of business. Insureds purchasing coverage from specialty admitted insurance companies do so because the insurance product is not otherwise available from standard market insurers. VacantExpress represents a large majority of policies that Penn-America writes in this manner.

In 2023, excluding Assumed Reinsurance, Penn-America wrote 89% of their business on a non-admitted basis and 11% on an admitted basis.

Marketing and Distribution

The Company offers its insurance products across a wide distribution network that includes wholesale general agents, retail agents, and direct-to-consumer. The Company’s primary distribution strategy is to maintain longstanding strong relationships with high-quality wholesale general agents and retail agents. Penn-America’s average tenure with its wholesale agents is 15 years. The Company has an extensive process of selecting and appointing agents qualified to distribute excess and surplus lines business based on their expertise, experience and reputation. Prior to appointing a new wholesale agent, the Company conducts financial and product expertise due diligence.

The Company grants wholesale general agents “trial period access” to its proprietary systems and underwriting tools to “test quote” policies. The Company evaluates the ability of the agent to execute procedures properly before giving full authority to produce business. Contracts are executed for each agent reflecting key terms such as direct commissions and profit commissions. Agents are eligible for profit commissions for superior underwriting results.

For Wholesale Commercial and Programs, the appointed agents’ performance is routinely monitored by Penn-America's internal underwriting staff. Production, loss results, findings from policy reviews, etc. are shared as part of Penn-America's agency management practices. Additionally, in-person visitations are conducted as needed by their assigned underwriter and/or manager with several additional visits conducted virtually to foster relationships. Agents are visited at various industry events.

Penn-America products, excluding assumed reinsurance, are distributed through approximately 360 wholesale general agents, 2,400 retail agents, and 20,000 direct-to-consumer policies. One agent provided 10.1% of Penn-America’s gross written premiums. No other agent accounted for more than 10% of gross written premiums within the Penn-America segment for the year ended December 31, 2023.

Penn-America’s assumed reinsurance treaties were acquired through 5 brokers. None of these brokers accounted for 10% or more of Penn-America’s gross written premium or 10% or more of the Company’s consolidated revenues for the year ended December 31, 2023.

Technology Platform

Penn-America provides its agents with rate, quote and policy issuance systems to transact business. These systems allow the Company to maintain and easily change rates, policy terms & conditions, and underwriting guidelines for its products. Penn-America's agents can typically transact a piece of business in 20 minutes or less.

The technology platform captures key underwriting and rating elements. This enables the Company to perform profitability and predictive risk analytics. Proprietary automated reports, which monitor key business performance criteria, were developed by Penn-America’s underwriting team. They measure rate, retention, new business growth, and overall profitability. Analytics are performed over a multitude of dimensions such as geography, agent, class of business, policy limits, and coverages. Proprietary automated reports are also developed to monitor key attributes of risk exposures.

Pricing

Actuaries at Penn-America customize pricing for each product, contributing expertise in factors such as historical loss data, changes in rate levels over time, outputs from property catastrophe modeling, and individual risk and coverage attributes. Additionally, they draw valuable insights from industry data to refine pricing strategy. The company typically references actuarial loss costs provided by the Insurance Services Office as a baseline for pricing across most products. For certain products, proprietary rating methods, including the use of machine learning, advanced statistical analyses, competitor comparison, and refined analytical techniques for risk segmentation and pricing, may be employed when deemed suitable. Penn-America prioritizes writing business with the goal of achieving a satisfactory risk-adjusted rate of return.

Underwriting

Penn-America’s insurance products are primarily underwritten via specific binding authority in which the Company grants delegated underwriting authority to its wholesale general agents. The Company’s wholesale general agents, program administrators and retail agents contract to underwrite submissions received in accordance with the Company’s underwriting guidelines.

Approximately 90% of Penn-America’s policies are fully automated and are processed by the agents utilizing the Company’s technology platform to rate, quote and issue policies. The Company’s underwriters have defined levels of authority that vary based on experience and performance. Agents have no authority to change forms or underwriting rules and have very limited discretionary pricing authority. The Company and its agents perform additional loss control activities through inspection of insured properties. Premiums audits are performed on the Company’s casualty business rated on revenue and payroll exposure.

A comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability is used for underwriting. This manual also outlines (a) rates, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions.

Training on the Company’s underwriting guidelines is done via in person agency visits, marketing calls, agency conferences, or webinars.

Risks that are not within the specific binding authority must be submitted to Penn-America’s underwriting personnel directly for underwriting review and approval or denial.

The Company regularly monitors the underwriting quality of its wholesale general agents and retail agents through a disciplined system of controls, which includes one or more of the following:

•
automated system criteria edits and exception reports;
•
targeted policy reviews to measure adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing;
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

Penn-America provides incentives to certain wholesale general agents and program administrators through profit commissions that are tied directly to producing profitable business.

Geographic Concentration

The following table sets forth the geographic distribution of Penn-America’s gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$56,361	15.2%	$65,048	16.7%	$59,478	16.9%
Florida	46,859	12.7	49,902	12.9	39,752	11.4
New York	38,812	10.5	45,409	11.7	39,036	11.2
Texas	34,413	9.3	36,448	9.4	35,068	10.0
Massachusetts	17,940	4.9	19,283	5.0	16,022	4.6
Louisiana	13,188	3.6	11,811	3.0	11,022	3.1
North Carolina	12,338	3.3	13,891	3.6	13,978	4.0
Pennsylvania	11,413	3.1	12,289	3.2	10,404	3.0
Illinois	11,386	3.1	11,042	2.8	9,628	2.8
New Jersey	11,189	3.0	11,935	3.1	10,394	3.0
Subtotal	253,899	68.7	277,058	71.4	244,782	70.0
All other states	101,886	27.5	105,445	27.2	102,330	29.2
Assumed Reinsurance	13,875	3.8	5,464	1.4	2,850	0.8
Total	$369,660	100.0%	$387,967	100.0%	$349,962	100.0%

NON-CORE OPERATIONS

The Company’s Non-Core Operations segment represents lines of business that have been de-emphasized or are no longer being written.

The two key activities of Non-Core Operations are managing transition service agreements related to the sales of the Company’s renewal rights and handling claims activity and loss reserves on de-emphasized and terminated business.

At the end of 2022, the Company ceased writing new business and non-renewed existing policies for its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. On August 8, 2022, the Company sold the renewal rights related to its Farm, Ranch & Stable business for policies written on or after August 8, 2022 to Everett Cash Mutual Insurance Company. On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business. In 2021, the Company decided to cease writing certain Property Brokerage business which was part of the Commercial Specialty segment (now known as Penn-America), as well as non-renewing several treaties within the prior Reinsurance Operations segment which are now included in Non-Core Operations.

See Note 2 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the sales of the Company’s renewal rights.

The manufactured home, dwelling, motorcycle, watercraft, certain homeowners products, and farm, ranch & equine business within Non-Core Operations operated primarily in the standard or admitted markets and were distributed through retail agents, wholesale general agents, and brokers. These insurance products were either underwritten via limited binding authority, specific binding authority, or by internal personnel. The Property Brokerage product within Non-Core Operations operated predominantly in the excess and surplus lines or non-admitted markets and were distributed through wholesale brokers and underwritten by the Company’s personnel and selected brokers with limited binding authority. The retrocessional reinsurance treaties within Non-Core Operations were distributed through brokers and on a direct basis.

Information technology development initiatives related to business lines within Non-Core Operations have been discontinued.

Additional capital has and will become available as a result of de-emphasizing and exiting non-core business. This additional capital will support future growth in the Company's Penn-America segment and provide capital for business initiatives including share repurchases.

Geographic Concentration

The following table sets forth the geographic distribution of Non-Core Operations’ gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Arizona	$2,264	4.9%	$20,134	5.9%	$20,141	6.1%
Texas	460	1.0	13,530	4.0	17,773	5.4
Alabama	426	0.9	3,867	1.1	4,872	1.5
New York	382	0.8	9,144	2.7	11,381	3.4
Georgia	371	0.8	5,476	1.6	8,114	2.4
California	288	0.6	6,715	2.0	6,548	2.0
Colorado	89	0.2	3,594	1.1	4,476	1.3
Pennsylvania	73	0.2	2,768	0.8	3,931	1.2
Nevada	68	0.1	2,924	0.9	3,688	1.1
Massachusetts	66	0.1	3,537	1.0	3,648	1.1
Subtotal	4,487	9.6	71,689	21.1	84,572	25.5
All other states	242	0.5	109,236	32.2	143,898	43.3
Assumed Reinsurance	42,008	89.9	158,711	46.7	103,690	31.2
Total	$46,737	100.0%	$339,636	100.0%	$332,160	100.0%

Reinsurance of Underwriting Risk

The Company’s philosophy is to purchase reinsurance from third parties to limit its liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance assists the Company in controlling exposure to severe losses and protecting capital resources. The type, cost and limits of reinsurance it purchases can vary from year to year based upon the Company’s desired retention levels and the availability of quality reinsurance at an acceptable price. The Company purchases reinsurance based on guidelines established by management. Some of the Company’s reinsurance contracts renew on an annual basis. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The Company primarily utilizes treaty reinsurance products made up of proportional and excess of loss reinsurance. Additionally, the Company may purchase facultative reinsurance protection on single risks when deemed necessary.

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

The Company purchases reinsurance on an excess of loss basis to cover individual risk severity. These structures are utilized to protect the Company’s primary positions on property and casualty products. The excess of loss structures allow the Company to maximize underwriting profits over time by retaining its desired amount of risk in each product written while helping to protect against the possibility of unforeseen volatility.

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

The Company’s material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2023, the Company purchased two layers of occurrence coverage for losses of $50 million in excess of $25 million. The first layer provides coverage of 100% of $25 million in excess of $25 million and can be reinstated once at no additional charge. The second layer provides coverage of $25 million in excess of $50 million and can be reinstated once at no additional charge. This replaced the treaty that was effective June 1, 2022, where the Company purchased three layers of occurrence coverage for losses of $115 million in excess of $10 million. The first layer provided coverage of 40% of $10 million in excess of $10 million and could be reinstated once at no additional charge. The second layer provided coverage of $30 million in excess of $20 million and could be reinstated once for an additional charge. The third layer provided coverage of $75 million in excess of $50 million and could be reinstated once for an additional charge.

Property Per Risk Excess of Loss – Effective January 1, 2024, the Company renewed its property per risk excess of loss treaty. For property risks excluding cannabis property risks, this treaty provides coverage of 100% of $2.5 million per risk in excess of $2.5 million per risk and 85% of $5.0 million per risk in excess of $5.0 million per risk for the entire Company. For cannabis property risks, this treaty provides coverage of 70% of $2.5 million per risk in excess of $2.5 million per risk and 55% of $5.0 million per risk in excess of $5.0 million per risk This replaced the property treaty which expired December 31, 2023 which provided coverage of 50% of $7.5 million per risk in excess of $2.5 million per risk for the entire Company and a cannabis quota share property treaty which ceded 65.45% of losses from $0 to $11 million per occurrence.

Casualty Excess of Loss – Effective December 31, 2023, the Company terminated the casualty excess of loss treaty. The contract was on a continuous basis. Effective January 1, 2024, the Company purchased a new treaty to provide coverage of 80% of $10 million per occurrence in excess of $2.5 million per occurrence for casualty lines of business. The treaty is subject to an aggregate limit of $20 million.

Amended & Restated Reinsurance Agreement – Effective October 26, 2021, the company entered into an agreement to cede 100% of its underwriting results related to certain specialty property business.

Reinsurance Agreement – Effective August 8th, 2022, the company entered into an agreement to cede 100% of its underwriting results related to certain agricultural business.

To the extent that there may be an increase or decrease in catastrophe or casualty clash exposure in the future, the Company may increase or decrease its reinsurance protection for these exposures commensurately. There were no other significant changes to any of the Company’s reinsurance treaties during 2023.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2023. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2023.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$41.2	46.1%	$2.1	12.3%
General Reinsurance Corp.	A++	9.6	10.7	0.8	4.7
Swiss Reinsurance America Corp.	A+	5.8	6.5	1.4	8.1
Factory Mutual Insurance Company	A+	4.4	4.9	1.3	7.6
Allianz Risk Transfer	A+	4.2	4.7	—	—
Westport Insurance Corporation	A+	3.0	3.4	—	—
Clearwater Insurance Company	NR	2.6	2.9	—	—
Argo Re, Ltd	A	2.2	2.5	—	—
Scor Reinsurance Company	A	1.7	1.9	0.2	1.2
Hannover Rück SE	A+	1.7	1.9	2.5	14.6
Subtotal		$76.4	85.5%	$8.3	48.5%
All other reinsurers		13.0	14.5	8.8	51.5
Total reinsurance receivables before allowance for expected credit losses		$89.4	100.0%	$17.1	100.0%
Allowance for expected credit losses		(9.0)
Total receivables, net of allowance for expected credit losses		80.4
Collateral held in trust from reinsurers		(8.8)
Net receivables		$71.6

At December 31, 2023, the Company carried reinsurance receivables, net of collateral held in trust, of $71.6 million. This amount is net of an allowance for expected credit losses of $9.0 million at December 31, 2023.

Historically, there have been insolvencies following a period of competitive pricing in the industry. While the Company has recorded allowances for expected credit losses for reinsurance receivables based on relevant information about past events including historical experience, currently available information, and supportable forecasts that affect the collectability, conditions may change or additional information might be obtained that may require the Company to record additional allowances. On a quarterly basis, the Company reviews its financial exposure to the reinsurance market and assesses the adequacy of its collateral and allowance for expected credit losses. The Company continues to take actions to mitigate its exposure to possible loss.

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

To handle claims, the Company utilizes its own in-house claims department as well as third-party assuming reinsurers, to whom it delegates limited claims handling authority. The experienced in-house staff of claims management professionals are assigned to one of four dedicated claim units: casualty, property, subrogation, and construction defect. In-house claims management professionals are responsible for coverage confirmation, investigation, customer service, claims adjustment, and disposition and use a network of Company-approved independent adjusters and attorneys to assist in the adjustment process.

Approximately 92% of claims are handled by in-house claims management professionals and approximately 8% are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims. The Company also establishes reserves for incurred but not reported losses (“IBNR”). The Company’s IBNR reserves include provisions for development on known cases as well as provisions for claims that have occurred but not been reported. IBNR reserves are based on the Company's historical statistical information with respect to the expected number and nature of claims arising from occurrences that have not been reported, supplemented with industry experience when deemed appropriate. The Company also establishes its reserves based on estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The Company’s reserves are reviewed quarterly by the in-house actuarial staff; however, management is responsible for the final determination of loss reserve selections. Reserve reviews for Insurance Operations are summarized on both a gross and net of reinsurance basis.

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

Uncertainty remains as to the Company’s ultimate liability for asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims. Other emerging mass torts with long latency periods also contribute to the uncertainty in the estimated ultimate environmental liability.

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects Management’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with generally accepted accounting principles ("GAAP"). As of December 31, 2023, the Company had $10.7 million of net loss reserves for asbestos-related claims and $10.4 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee. The Company projects its cash flows from investments and operations to assure it has adequate liquidity to run its business. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments. The insurance group holds $1,232.2 million of investments, of which, are comprised of 98.7% of fixed income and 1.3% of preferred stock. To provide diversification, the Company limits exposure to individual issuers. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. As of December 31, 2023, the Company had $1,386.6 million of investments and cash and cash equivalent assets, including $16.5 million of preferred stock, and $38.2 million of limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality, and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2023, 2022, and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$38,037	2.7%	$38,846	2.9%	$78,278	5.1%
U.S. treasuries	494,223	35.6	344,103	25.6	150,118	9.8
Agency obligations	—	—	—	—	5,630	0.4
Obligations of states and political subdivisions	26,150	1.9	31,595	2.4	54,721	3.6
Mortgage-backed securities (1)	58,927	4.3	62,116	4.6	250,341	16.3
Asset-backed securities	202,952	14.6	189,400	14.1	172,642	11.3
Commercial mortgage-backed securities	79,080	5.7	98,664	7.3	136,893	8.9
Corporate bonds	291,713	21.0	338,780	25.3	292,383	19.0
Foreign corporate bonds	140,748	10.2	183,540	13.7	139,138	9.1
Total fixed maturities	1,293,793	93.3	1,248,198	93.0	1,201,866	78.4
Equity securities	16,508	1.2	17,520	1.3	99,978	6.5
Other invested assets	38,236	2.8	38,176	2.8	152,651	10.0
Total investments and cash and cash equivalents (2)	$1,386,574	100.0%	$1,342,740	100.0%	$1,532,773	100.0%

(1)
Includes collateralized mortgage obligations of $56,186, $58,773, and $101,698 for 2023, 2022, and 2021, respectively.
(2)
Does not include net receivable (payable) for securities sold (purchased) of $3,858, ($66), and ($794) for 2023, 2022, and 2021, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time. The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 1.1 years as of December 31, 2023 compared to 1.7 years at December 31, 2022. Duration was lowered in response to rising interest rates. The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 1.4 years and a weighted average duration, including cash and short-term investments, of 0.9 years as of December 31, 2023. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities was 1.8 years as of December 31, 2023. At December 31, 2023, the Company’s embedded book yield on its fixed maturities, not including cash, was 4.0% compared with 3.5% at December 31, 2022.

The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2023 of $28.3 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gain (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Average fixed maturities at book value	$1,311,908	$1,247,735	$1,171,378
Gross income on fixed maturities (1)	$49,987	$33,852	$25,751
Book yield	3.81%	2.71%	2.20%
Fixed maturities at book value	$1,322,092	$1,301,723	$1,193,746
Unrealized gain (loss)	$(28,299)	$(53,525)	$8,120

(1)
Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $58.9 million of mortgage-backed securities, $2.7 million is invested in U.S. agency paper and $56.2 million is invested in collateralized mortgage obligations, of which $30.5 million, or 54.4%, are rated AA- or better. In addition, the Company holds $203.0 million in asset-backed securities, of which 82.2% are rated A- or better and $79.1 million in commercial mortgaged-backed securities, of which 83.0% are rated AA or better. The weighted average credit enhancement for the Company’s asset-backed securities is 36.1. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 93.6% of the Company’s fixed income securities are investment grade securities. 25.9% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$335,381	25.9%	$182,063	14.6%
AA	391,983	30.3	442,731	35.4
A	257,714	19.9	240,697	19.3
BBB	225,934	17.5	296,680	23.8
BB	14,537	1.1	22,057	1.8
B	1,592	0.1	1,466	0.1
CCC	4,020	0.3	4,804	0.4
CC	2,779	0.2	2,914	0.2
C	2,338	0.2	2,622	0.2
D	2,420	0.2	2,555	0.2
Not rated	55,095	4.3	49,609	4.0
Total fixed maturities	$1,293,793	100.0%	$1,248,198	100.0%

The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$660,141	51.0%	$113,491	9.1%
Due in one year through five years	270,667	20.9	747,197	59.8
Due in five years through ten years	11,619	0.9	25,594	2.1
Due after ten years	10,407	0.8	11,736	0.9
Securities with fixed maturities	952,834	73.6	898,018	71.9
Mortgaged-backed securities	58,927	4.6	62,116	5.0
Commercial mortgage-backed securities	79,080	6.1	98,664	7.9
Asset-backed securities	202,952	15.7	189,400	15.2
Total fixed maturities	$1,293,793	100.0%	$1,248,198	100.0%

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

As of December 31, 2023, the Company had aggregate equity securities of $16.5 million that consisted of preferred stocks.

The Company’s investments in other invested assets is comprised of three limited partnerships. At December 31, 2023, a partnership that invests in stressed and distressed debt instruments was valued at $4.0 million, a partnership that invests in Real Estate Investment Trust (“REIT”) qualifying assets was valued at $8.2 million, and a partnership comprised of performing, stressed or distressed securities and loans across the global fixed income markets was valued at $26.0 million. The carrying value of these investments approximates fair value. There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations. The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses) were ($2.1) million, ($32.9) million, and $15.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Competition

The Company competes with numerous domestic and international insurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, the Company competes against insurance subsidiaries of the groups in the specialty insurance market noted below, insurance companies, and others, including:

•
American International Group
•
Ategrity Specialty Holdings LLC
•
Atlantic Casualty Insurance Company
•
Berkshire Hathaway
•
CapSpecialty Insurance Group
•
Chubb Limited
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

Competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. In all of the Company’s markets, it competes by developing insurance products to satisfy well-defined market needs and by maintaining relationships with wholesale agents and insureds that rely on the Company’s expertise. The Company differentiates itself from the competition by distributing products that are not readily available in the market. Each of the Company’s products has its own distinct competitive environment. The Company seeks to compete through innovative products, appropriate pricing, niche underwriting expertise, and quality service to policyholders and general agencies.

Employees

The Company had approximately 266 employees at December 31, 2023 as compared with 355 employees at December 31, 2022. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2023. The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs and is highly invested in its employees' success.

In the first quarter of 2023, the Company reduced its workforce by 54 employees in conjunction with the restructuring of its insurance operations. See Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the restructuring.

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

U.S. Regulation

At December 31, 2023, the Company had five subsidiaries operating as insurance companies domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Indiana, Virginia, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period ended December 31, 2022. No material adverse findings were reported to the Company. Their final reports are expected to be issued in 2024.

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

The Company’s insurance subsidiaries' departures from usual values of certain IRIS ratios are as follows:

•
Investment yields were lower than the IRIS range for Penn-Patriot Insurance Company and Penn-America Insurance Company. A high percentage of invested assets for both companies consisted of wholly-owned subsidiaries which did not distribute dividends to either Penn-Patriot Insurance Company or Penn-America Insurance Company in 2023.

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

Based on the standards currently adopted, the insurance companies reported in their 2023 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company’s insurance companies could pay as dividends in 2024.

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

Privacy, Data Protection and Cybersecurity

The Company is subject to numerous U.S. federal and state laws governing the protection of personal and confidential information. These laws and regulations are increasing in complexity, and the requirements are extensive and detailed. Numerous states require the Company to certify its compliance with their data protection laws. Some examples of privacy, data protection and cybersecurity laws and regulations include:

The New York Department of Financial Services' (“NYDFS”) Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training, program record keeping, and certification obligations.

The NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation.

The California Consumer Privacy Act, which took effect in January 2020, as amended by the California Privacy Rights Act, which took effect in January 2023, adopted significant compliance requirements for companies doing business in California. Among other things, the California Privacy Rights Act expanded consumer privacy rights and established a new privacy regulatory agency.

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

The Company may not be able to effectively start up or integrate new product opportunities.

The Company's ability to grow the business depends, in part, on the creation, implementation or acquisition of new insurance products that are profitable and fit within the Company's business model. The Company's ability to grow profitably requires the identification of market opportunities, which may include acquisitions, and the ability to attract and retain underwriting and claims expertise to support that growth. New product launches, as well as resources to integrate business acquisitions, are subject to many obstacles, including ensuring the Company has sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens, and planning for internal infrastructure needs. The Company's ability to grow profitably could be impaired if it cannot effectively overcome these obstacles or it improperly implement new insurance products.

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

The failure of any of the loss limitations or exclusions employed by the Company, or changes in other claims or coverage issues, could have a material adverse effect on the Company's financial condition or results of operations.

Although the Company seeks to mitigate its loss exposure through a variety of methods, the future is inherently unpredictable. It is difficult to predict the timing, frequency and severity of losses with statistical certainty. It is not possible to completely eliminate the Company's exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, the Company's financial condition and results of operations could be materially adversely affected.

For instance, various provisions within policies issued by the Company, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit the Company's risks, may not be enforceable in the manner intended by the Company.

In addition, policy terms are designed to manage the Company's exposure to expanding theories of legal liability like those which have given rise to claims for lead paint asbestos, mold, construction defects and environmental matters. Many of the policies issued by the Company also include conditions requiring the prompt reporting of claims to the Company and entitle the Company to decline coverage in the event of a violation of those conditions. Also, many of the Company's policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against the Company's policyholders.

While these exclusions and limitations help the Company to assess and reduce its loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on the Company's financial condition or results of operations.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. An example is court decisions that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.

These issues may adversely affect the Company's business by either broadening coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after the Company has issued insurance contracts that are affected by the changes. As a result, the full extent of liability under the Company's insurance contracts may not be known for many years after a contract is issued.

The occurrence of natural or man-made disasters could adversely affect the Company’s business, financial condition and results of operations.

The Company is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns, public health crises such as illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity making it more difficult for the Company’s agents to place business. In addition, there could be unanticipated problems with the Company’s disaster recovery processes, or a support failure from external providers, that could have an adverse effect on the Company’s ability to conduct business if a significant number of employees were unable to work in the event of a disaster. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company’s ordinary business operations.

A natural or man-made disaster could also disrupt the operations of the Company’s counterparties or result in increased prices for the products and services they provide to the Company. A natural or man-made disaster could increase the incidence or severity of E&O claims against the Company.

The Company may also experience disruptions to its business as a result of a pandemic and any associated protective or preventative measures including but not limited to:

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

As a result, it is possible that any, or a combination of all, of these factors related to natural or man-made disasters could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Third parties, including third party administrators and cloud-based systems, are also subject to cyber-attacks and breaches of confidential information, along with the other risks outlined above, any one of which may result in the Company incurring substantial costs and other negative consequences, including a material adverse effect on the Company's business, reputation, financial condition, results of operations or liquidity. The Company's increased use of open source software, cloud technology and software as a service can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in its operations.

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

The Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology, particularly as the Company’s business processes become more digital.

The Company depends in large part on its technology systems for conducting business and processing claims, as well as for providing the data and analytics the Company utilizes to manage its business. As a result, the Company’s business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support the Company’s business processes and strategic initiatives in an efficient manner, particularly as business processes become more digital and certain of the Company’s products are more technology-based. Some system development projects are long-term in nature and may negatively impact the Company’s expense ratios and may cost more than expected to complete. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. The Company’s ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner as well as its ability to implement the Company’s strategic initiatives could be adversely impacted if the Company does not effectively and efficiently manage and upgrade its technology portfolio or if the costs of doing so are higher than expected.

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

The Company has investments in limited partnerships which are not liquid. For several limited partnership investments, the Company does not have the contractual option to redeem its interests but receives distributions based on the liquidation of the underlying assets. During the 3rd quarter of 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request in full. Going forward, one fifth of the partnership will be redeemed based on June 30th and December 31st fair values until the limited partnership investment is fully liquidated. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market values of the limited partnerships decline. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2023 and 2022.

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

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2023 and 2022.

Since the Company depends on wholesale general agents and retail agents as wells as other insurance companies and reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company’s Penn-America products are distributed through approximately 360 wholesale general agents that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. Penn-America also distributes its products through approximately 2,400 retail agents. The Company markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by one or more of these wholesale general agents or larger retail agents as well as other insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

Global Indemnity Group, LLC is a holding company and, as such, has no substantial operations of its own. Global Indemnity Group, LLC’s assets primarily consist of cash, an investment portfolio, and ownership of the shares of its direct and indirect subsidiaries. Investment income generated by its investment portfolio as well as dividends and other permitted distributions from insurance subsidiaries are expected to be Global Indemnity Group, LLC's main source of funds to meet ongoing cash requirements and other expenses.

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

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations. Also, see Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2024.

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

If the Company fails to protect the privacy of third-party data or implement practices and procedures deemed necessary by regulators or consumers, the Company may be subject to fines, penalties, litigation, and reputational harm and its business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect the Company’s business. To the extent that the Company is subject to new laws or recommendations or chooses to adopt new standards, recommendations, or other requirements, the Company may have greater compliance burdens. If the Company is perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, the Company’s reputation may suffer, and the Company could lose relationships with customers or partners.

Risks Related to Ownership of Global Indemnity Group, LLC’s Shares and Certain Limited Liability Company Agreement (“LLCA”) Provisions

The interests of holders of class A common shares may conflict with the interests of Global Indemnity Group, LLC’s controlling shareholder.

Fox Paine Capital Fund II International L.P. (the “Fox Paine Fund”), an investment fund managed by Fox Paine & Company, LLC, together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) beneficially own shares representing approximately 83.8% of Global Indemnity Group, LLC’s total voting power. The percentage of Global Indemnity Group, LLC’s total voting power that the Fox Paine Entities may exercise is greater than the percentage of Global Indemnity Group, LLC’s total shares that the Fox Paine Entities beneficially own because the Fox Paine Entities beneficially own all of Global Indemnity Group, LLC’s class B common shares, which are entitled to ten votes per share as opposed to class A common shares, which are entitled to one vote per share. The class A common shares and the class B common shares generally vote together as a single class on matters presented to Global Indemnity Group, LLC’s shareholders. As a result, the Fox Paine Entities have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

In addition, Global Indemnity Group, LLC has agreed to pay Fox Paine & Company, LLC an annual management fee which is adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The current fee charged for the twelve month period beginning September 5, 2023 was $3.2 million. Global Indemnity Group, LLC has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates. Global Indemnity Group, LLC has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. These management services arrangements may make a change of control transaction for Global Indemnity Group, LLC less attractive to a potential acquiror and may affect any economic allocation of proceeds that a potential acquiror may pay in any such transaction as between the Fox Paine Entities and the holders of class A common shares. The Fox Paine Entities may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with Global Indemnity Group, LLC or its subsidiaries. The Fox Paine Entities are not obligated to advise Global Indemnity Group, LLC of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with Global Indemnity Group, LLC or its subsidiaries.

Global Indemnity Group, LLC’s controlling shareholder has the right to appoint a certain number of the members of the Board of Directors proportionate to such shareholder’s ownership in Global Indemnity Group, LLC and also otherwise controls the election of Directors due to its share ownership.

While the Fox Paine Entities have the right under the terms of the LLCA to appoint a certain number of directors of the Board of Directors, equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities for so long as the Fox Paine Entities beneficially own (i) a majority of the outstanding class B common shares and (ii) shares representing, in the aggregate, at least 25% or more of the voting power in Global Indemnity Group, LLC, it also controls the election of all directors to the Board of Directors due to its controlling share ownership. The Board of Directors currently consists of seven directors, all of whom were either identified and proposed for consideration for the Board of Directors by the Fox Paine Entities or appointed by the Fox Paine Entities.

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

Since October 2022 and through March 15, 2024, Global Indemnity Group, LLC repurchased and retired an aggregate of 1,357,082 shares of its class A common shares in the open market and in privately negotiated transactions at an aggregate price of $34.0 million or an average of $25.05 per share. As of such date, under its share repurchase program, Global Indemnity Group, LLC had a remaining authorization to purchase up to an additional $101.0 million of its class A common shares. Although Global Indemnity Group, LLC’s Board of Directors has determined that the repurchase program is in the best interests of its shareholders, the repurchases expose the Company to risks including:

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

The Company’s functional currency is the U.S. dollar. The Company conducts business with some customers in foreign currencies and several of the Company’s U.S. and non-U.S. subsidiaries maintain cash accounts in foreign currencies. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss on foreign denominated cash accounts is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Foreign exchange risk is reviewed as part of the Company’s risk management process. The Company may experience losses resulting from fluctuations in the values of non-U.S. currencies relative to the strength of the U.S. dollar, which could adversely impact the Company’s results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. The Company maintains a cybersecurity program to assess, identify and manage cybersecurity threat risks. The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity policies, processes, and practices, which are integrated into the Company’s overall risk management process. To protect the Company’s information systems from cybersecurity threats, the Company uses various security tools and personnel that help the Company identify, escalate, investigate, resolve, and recover from security incidents.

Managing Material Risks & Integrated Overall Risk Management

The Company has incorporated cybersecurity risk management within its Enterprise Risk Management framework. Led by the Company’s Senior Vice President of Operations, the Company's risk management team, comprised of senior management team members, integrates the evaluation of cybersecurity risks in accordance with its business objectives, operational needs, and legal requirements.

Acknowledging the intricate and dynamic landscape of cybersecurity threats, the Company collaborates with external experts, such as cybersecurity assessors, consultants, and auditors, to assess and test its risk mitigation tools. The Company’s engagement with these external entities encompasses routine reviews, threat assessments, and ongoing consultations to enhance the Company’s security measures.

Prior to engagement, the Company undertakes security assessments of third-party providers that process or store confidential Company information, and monitors their activities for alignment with the Company’s cybersecurity standards. This monitoring involves evaluations performed by the Company’s team of security analysts, and annual review by the Company’s Chief Information Security Officer (“CISO”).

Risks from Cybersecurity Threats

Refer to the risk factor captioned “A failure in the Company’s operational systems or infrastructure or those of third parties, including security breaches or cyber-attacks, could disrupt the Company’s business, its reputation, and / or cause losses which would have a material effect on the Company’s business operations and financial results” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks that could materially impact the Company’s business strategy, results of operations or financial condition.

Governance

Management’s Role Managing Risk

The CISO advises the Enterprise Risk Management Committee (the “ERM Committee”) of the Board of Directors on cybersecurity risks. The CISO provides the following information to the ERM Committee on a quarterly basis:

•
Company threat profile and emerging threats;
•
Status of cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events; and
•
Compliance with regulatory requirements and industry standards.

The Company conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk mitigation strategies. This review helps in identifying areas for improvement and aligning cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the CISO. The CISO has obtained cybersecurity credentials for the role, possesses expertise in the technical domain, and receives assistance from industry experts in decision-making. The CISO oversees the information security policies and data protection programs, implementation of protective and detective tools, tests the Company’s compliance with standards, and remediates known risks. These initiatives include phishing simulations, semi-annual cybersecurity education to employees, and competency assessments. Additionally, the Company conducts table-top incident response practices and other measures to enhance overall cybersecurity preparedness. These efforts underscore the organization's commitment to addressing a wide range of potential threats and cybersecurity challenges.

Monitoring Cybersecurity Incidents

The CISO is informed about the developments in cybersecurity, including potential threats and risk management techniques. This ongoing knowledge acquisition is crucial for the prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, the CISO is equipped with a cyber incident response plan (“CIRP”) supported by a cross-functional cyber incident response team (“CIRT”). The CIRT oversees and responds to cybersecurity incidents. Its core objectives encompasses detection and response, conducting incident analysis and investigation, implementing containment and eradication measures, and facilitating recovery processes. It also entails coordinating and communicating with the Company's management, regulators, affected parties, and external security experts. The CIRT determines the materiality of the incident, maintains documentation and reporting practices, and fosters a culture of improvement.

Reporting to Board of Directors

The ERM Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this area. The CISO, in his capacity, informs the Chief Executive Officer, the Chief Financial Officer, the Chief Audit Executive, the Chief Information Officer, and the Legal Department of aspects related to cybersecurity risks and incidents. Furthermore, the CISO escalates significant cybersecurity matters to the ERM Committee.

The Board has established oversight mechanisms to govern risks associated with cybersecurity threats because they recognize the significance of these threats to the Company’s operational integrity and stakeholder confidence.

Item 2. PROPERTIES

At December 31, 2023, office space leased in Bala Cynwyd, Pennsylvania, holds the Penn-America segment’s principal executive offices and headquarters.

A decision has been made for employees who do not work at the Bala Cynwyd, Pennsylvania office to work remotely. The Company exercised the early lease termination clauses for its Omaha, Nebraska and Cavan, Ireland leases and intends to exercise the early termination clause for its Scottsdale, Arizona lease. As a result, the lease liability on the Company's consolidated balance sheet at December 31, 2023 and 2022 include $3.2 million and $4.6 million, respectively, which represents the present value of expected lease costs through the early termination date.

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

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Global Indemnity Group, LLC’s Class A Common Shares

On August 28, 2020, Global Indemnity Group, LLC completed a scheme of arrangement and amalgamation that effected certain transactions that resulted in the shareholders of Global Indemnity Limited becoming the holders of all of the issued and outstanding common shares of Global Indemnity Group, LLC. Effective January 3, 2022, Global Indemnity Group, LLC voluntarily transferred the listing of its class A common shares from the NASDAQ to the NYSE and is trading under the ticker symbol GBLI. Prior to January 3, 2022, the Company’s class A common shares traded on the NASDAQ. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

There is no established public trading market for Global Indemnity Group, LLC’s class B common shares.

As of December 31, 2023, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2023.

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

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
GBLI	$100.0	$81.8	$78.9	$69.4	$64.3	$89.0
NASDAQ Insurance Index	100.0	126.7	127.9	144.8	147.6	159.8
NASDAQ Composite Index	100.0	135.2	194.2	235.8	157.7	226.2

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2023.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan. During 2023, Global Indemnity Group, LLC purchased an aggregate 18,860 of surrendered class A common shares from employees for $0.6 million.

All shares repurchased from third parties and employees are held as treasury stock and recorded at cost until formally retired.

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

Under the repurchase program, the Company repurchased 1,357,082 shares from third parties for an aggregate amount of $34.0 million, or $25.05 per share during the year ended December 31, 2023. As a result of these transactions, book value per share increased by $1.69 per share.

See Note 15 to the consolidated financial statements in Item 8 of Part II of this report for additional information on the retirement of Global Indemnity Group, LLC’s class A common shares as well as a tabular disclosure of Global Indemnity Group, LLC’s share repurchases by month.

Distributions

Future dividends remain subject to the discretion of GBLI’s Board of Directors, including the Board of Director’s evaluation of the company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors. See Note 15 of the consolidated financial statements in Item 8 of Part II of this report for distributions declared during the years ended December 31, 2023, 2022, and 2021.

Global Indemnity Group, LLC is a holding company and has no direct operations. The ability of Global Indemnity to pay distributions is subject to Global Indemnity Group, LLC’s Second Amended and Restated Limited Liability Company Agreement (the “LLCA”), and depends, in part, on the ability of its subsidiaries to pay dividends. The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 21 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2023. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

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

Financial Highlights

2023 Consolidated Results of Operations

•
Net income of $25.4 million, or $1.84 per share basic and $1.83 per share diluted
•
Net earned premium of $473.4 million; Property: 33% and Casualty: 67%
•
Penn-America accident year combined ratio of 95.1% for 2023 compared to 96.6% for 2022.
•
Net investment income of $55.4 million. Book yield on the fixed maturities portfolio was 4.0%.
•
Operating cash flows of $42.9 million

2023 Consolidated Financial Condition

•
Total investments of $1.3 billion; fixed maturities and short-term securities comprise 96% of total investments
•
Total assets of $1.7 billion
•
No debt
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $609.5 million, comprising $522.2 million of share repurchases and $87.3 million of distributions / dividends. This includes $13.9 million of distributions during 2023.
•
Shareholders' equity of $648.8 million
•
Book value per common share of $47.53

Overview

The Company operates and manages its business through two business segments: Penn-America and Non-Core Operations.

The Company’s Penn-America products are distributed through approximately 360 wholesale general agents, 2,400 retail agents, and 20,000 direct-to-consumer policies. The Company’s wholesale general agents have limited quoting and binding authority. Penn-America operates in the excess and surplus lines marketplace. Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Programs, InsurTech, and Assumed Reinsurance product offerings.

The Company’s Non-Core Operations segment represents lines of business that have been de-emphasized or are no longer being written. Non-Core Operations includes manufactured and dwelling home business, farm, ranch and equine business, specialty personal lines products such as motorcycle, watercraft, and certain homeowners, property brokerage, non-renewed retrocessional reinsurance treaties, several smaller casualty lines, and terminated commercial programs. The two key activities of Non-Core Operations are managing transition service agreements related to the sales of the Company’s renewal rights and handling claims activity and loss reserves on de-emphasized and terminated business. See Note 2 of the notes to consolidated financial statements in Item 8 of Part II of this report for additional information on the sales of the Company’s renewal rights.

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

For other more complex reserve categories where the above methods may not produce reliable indications, the Company's actuaries use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from construction defect and A&E claims.

For construction defect losses, the Company’s actuaries organize losses by the year in which they were reported to develop an IBNR provision for development on known cases. To estimate losses from claims that have occurred but have not yet been reported to the Company, various extrapolation techniques are applied to the pattern of claims that have been reported to estimate the number of claims yet to be reported which will ultimately pay positive loss amounts. This process requires analysis of several factors including the rate at which policyholders report claims to the Company, the rate at which reported claims close with payment, the impact of judicial decisions, the impact of underwriting changes, and other factors. An estimated average claim size is determined from past experience and applied to the estimated number of unreported claims to estimate reserves for these claims.

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

Management’s best estimate at December 31, 2023 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $850.6 million and $777.8 million, respectively, as of December 31, 2023. A breakout of the Company’s gross and net reserves as of December 31, 2023 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$128,404	$280,316	$408,720
Non-Core Operations	118,111	323,768	441,879
Total	$246,515	$604,084	$850,599

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$127,267	$271,118	$398,385
Non-Core Operations	84,564	294,821	379,385
Total	$211,831	$565,939	$777,770

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

The detailed reserve analyses that the Company’s internal and external actuaries complete use a variety of generally accepted actuarial methods and techniques to produce a number of estimates of ultimate loss. The Company determines its best estimate of ultimate loss by reviewing the various estimates provided by its actuaries and other relevant information. The reserve estimate is the difference between the estimated ultimate loss and the losses paid to date. The difference between the estimated ultimate loss and the case incurred loss (paid loss plus case reserve) is considered to be IBNR which includes a provision for development on known cases as well as a provision for claims that have occurred but have not yet been reported to the Company.

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than Management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes Management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and Management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $279.6 million for claims occurring during the year ended December 31, 2023:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(40,543)	(27,262)	(13,980)	(699)	12,582
	-3%	(35,510)	(21,949)	(8,388)	5,173	18,734
	-2%	(32,994)	(19,293)	(5,592)	8,109	21,810
	-1%	(30,477)	(16,637)	(2,796)	11,045	24,885
	0%	(27,961)	(13,980)	—	13,980	27,961
	1%	(25,444)	(11,324)	2,796	16,916	31,037
	2%	(22,928)	(8,668)	5,592	19,852	34,112
	3%	(20,411)	(6,012)	8,388	22,788	37,188
	5%	(15,378)	(699)	13,980	28,660	43,339

The Company’s net reserves for losses and loss adjustment expenses of $777.8 million as of December 31, 2023 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 10 of the notes to consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2023 and 2022. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2023, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded. Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense. Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. See Note 5 of the notes to consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2023 and 2022.

Fair Value Measurements

The Company categorizes its invested assets that are accounted for at fair value in the consolidated statements into a fair value hierarchy. The fair value hierarchy is directly related to the amount of subjectivity associated with the inputs utilized to determine the fair value of these assets. The reported value of financial instruments not carried at fair value, principally cash and cash equivalents, approximate fair value. See Note 7 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information about the fair value hierarchy and the Company’s assets that are accounted for at fair value.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to amounts recoverable from premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. This evaluation is done at a distribution and product line/treaty level. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to losses and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. The Company calculates deferred acquisition costs for Penn-America and Non-Core Operations separately by distribution lines. For reinsurance treaties, the Company calculates deferred acquisition costs separately for each treaty.

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

As of December 31, 2023, the Company had a deferred tax asset of approximately $5.6 million related to net unrealized losses on fixed maturity available for sale securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategies and concluded that unrealized losses were caused by factors other than credit loss, and the Company have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

There are no valuation allowances as of December 31, 2023 and 2022. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages the distribution of its core product offerings through its Penn-America segment (formerly known as Commercial Specialty). The Penn-America segment comprises the Company’s Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, Penn-Patriot Insurance Company, American Insurance Adjustment Agency, Inc., Collectibles Insurance Services, LLC, Global Indemnity Insurance Agency, LLC, and J.H. Ferguson & Associates, LLC. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The Company evaluates the performance of these segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) acquisition costs, and (3) other underwriting expenses.

During the fourth quarter of 2023, the Company restructured its insurance operations to strengthen its market presence and enhance GBLI's focus on core products and made the decision to manage the business through two segments, Penn-America and Non-Core Operations. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Segment results for prior years have been revised to reflect these changes.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The Company realized net income (loss) of $25.4 million, ($0.9) million, and $29.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. Excluding the gain from the sale of the Manufactured Home and Dwelling renewal rights in 2021 and the sale of the Company’s Farm, Ranch, & Stable renewal rights, net loss(1) would have been $17.3 million in 2022 and net income would have been $12.9 million in 2021.

Net investment income was $55.4 million, $27.6 million, and $37.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Excluding investment income from alternative investments, investment income was $51.0 million, $33.6 million and $26.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. The increase in investment income in 2023 compared to 2022 is mainly due to increases in book yield and good performance from alternative investments. Book yield for the fixed income investment portfolio was 4.0% at December 31, 2023 compared to 2.2% at December 31, 2021.

The Company's primary business, Penn-America, generated strong accident year results. Penn-America's accident year underwriting income(2) was $18.5 million, $13.5 million, and $14.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and the accident year combined ratio(2) was 95.2%, 96.5%, and 95.8% for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table summarizes the Company’s results for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Gross written premiums	$416,397	$727,603	(42.8%)	$727,603	$682,122	6.7%
Net written premiums	$399,319	$591,331	(32.5%)	$591,331	$580,068	1.9%

Net earned premiums	$473,357	$602,471	(21.4%)	$602,471	$595,610	1.2%
Other income	1,435	1,462	(1.8%)	1,462	1,815	(19.4%)
Total revenues	474,792	603,933	(21.4%)	603,933	597,425	1.1%
Losses and expenses:
Net losses and loss adjustment expenses	289,153	359,228	(19.5%)	359,228	384,964	(6.7%)
Acquisition costs and other underwriting expenses	182,617	236,381	(22.7%)	236,381	222,841	6.1%
Underwriting income (loss)	3,022	8,324	(63.7%)	8,324	(10,380)	(180.2%)
Net investment income	55,444	27,627	100.7%	27,627	37,020	(25.4%)
Net realized investment gains (losses)	(2,107)	(32,929)	(93.6%)	(32,929)	15,887	NM
Other income	—	29,903	(100.0%)	29,903	27,936	7.0%
Corporate and other operating expenses	(23,383)	(24,421)	(4.3%)	(24,421)	(27,179)	(10.1%)
Interest expense	—	(3,004)	(100.0%)	(3,004)	(10,481)	(71.3%)
Loss on extinguishment of debt	—	(3,529)	(100.0%)	(3,529)	—	100.0%
Income before income taxes	32,976	1,971	NM	1,971	32,803	(94.0%)
Income tax expense	(7,547)	(2,821)	167.5%	(2,821)	(3,449)	(18.2%)
Net income (loss)	$25,429	$(850)	NM	$(850)	$29,354	(102.9%)
Underwriting Ratios:
Loss ratio (3)	61.1%	59.6%		59.6%	64.7%
Expense ratio (4)	38.6%	39.2%		39.2%	37.4%
Combined ratio (5)	99.7%	98.8%		98.8%	102.1%

NM – not meaningful

(1)
Net income (loss) excluding the net gain on the sale of the Company’s Manufactured Home and Dwelling renewal rights and the Company's Farm, Ranch & Stable renewal rights of ($17.3) million and $12.9 million during the years ended December 31, 2022 and 2021, respectively, is a non-GAAP measure which excludes the impact of gross proceeds of $30.0 million, impairments and expenses of $9.2 million, and tax expense of $4.4 million related to sale of Farm, Ranch & Stable renewal rights in 2022 and excludes the impact of gross proceeds of $28.0 million, impairments and expenses of $7.2 million, and tax expense of $4.4 million related to the sale of Manufactured Home and Dwelling renewal rights in 2021. The Company’s most directly comparable GAAP measure is net income (loss) of ($0.9) million, and $29.4 million during the years ended December 31, 2022 and 2021, respectively. The Company believes the non-GAAP measure is useful to investors when evaluating the Company's performance as trends may be obscured by this one time transaction. This non-GAAP measure should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall profitability of the Company.
(2)
Penn-America's accident year underwriting income of $18.5 million, $13.5 million, and $14.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $30.1 million, $2.9 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company's most directly comparable GAAP measure is the Penn-America's underwriting income (loss) of ($11.6) million, $10.6 million, and $12.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Penn-America's accident year combined ratio of 95.2%, 96.5%, and 95.8% for the years ended December 31, 2023, 2022, and 2021, respectively, is a non-GAAP ratio which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling 8.4%, 0.8%, and 0.5% for the years ended December 31, 2023, 2022, and 2021, respectively. The Company's most directly comparable GAAP ratio is the Penn-America combined ratio of 103.6%, 97.4%, and 96.3% for the years ended December 31, 2023, 2022, and 2021, respectively. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Penn-America may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.
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

Selected Financial Data by Business Segment

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Gross written premiums (1)
Penn-America	$369,660	$387,967	(4.7%)	$387,967	$349,962	10.9%
Non-Core Operations	46,737	339,636	(86.2%)	339,636	332,160	2.3%
Total gross written premiums	$416,397	$727,603	(42.8%)	$727,603	$682,122	6.7%
Ceded premiums written
Penn-America	$12,864	$17,661	(27.2%)	$17,661	$21,303	(17.1%)
Non-Core Operations	4,214	118,611	(96.4%)	118,611	80,751	46.9%
Total ceded premiums written	$17,078	$136,272	(87.5%)	$136,272	$102,054	33.5%
Net written premiums (2)
Penn-America	$356,796	$370,306	(3.6%)	$370,306	$328,659	12.7%
Non-Core Operations	42,523	221,025	(80.8%)	221,025	251,409	(12.1%)
Total net written premiums	$399,319	$591,331	(32.5%)	$591,331	$580,068	1.9%
Net earned premiums
Penn-America	$354,518	$359,597	(1.4%)	$359,597	$308,676	16.5%
Non-Core Operations	118,839	242,874	(51.1%)	242,874	286,934	(15.4%)
Total net earned premiums	$473,357	$602,471	(21.4%)	$602,471	$595,610	1.2%

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)
Net written premiums equal gross written premiums less ceded premiums written.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 42.8% for year ended December 31, 2023 as compared to 2022. The decrease in gross written premiums is mainly due to a reduction in premiums within Non-Core Operations for lines of business that have been de-emphasized or no longer written. In addition, within Penn-America, the gross written premiums for Programs decreased primarily due to actions taken to improve underwriting results through increased rates and form changes. These reductions in premiums were partially offset by continued growth in Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions. The growth in Wholesale Commercial is driven by new agency appointments, strong rate increases as well as exposure growth in both property and general liability. The growth in InsurTech is primarily due to new agent appointments and focused marketing efforts. The growth in Assumed Reinsurance is primarily due to new treaties assumed in 2023.

Gross written premiums increased by 6.7% for year ended December 31, 2022 as compared to 2021. The increase in gross written premiums is mainly due to the continued growth from existing wholesale agent relationships and increased pricing from both rate and exposure growth within Penn-America. The growth in Non-Core Operations' premiums is primarily due to organic growth of existing casualty treaties partially offset by a reduction in premiums due to lines of business that have been de-emphasized or no longer written.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Penn-America	96.5%	95.4%	1.1	95.4%	93.9%	1.5
Non-Core Operations	91.0%	65.1%	25.9	65.1%	75.7%	(10.6)
Total	95.9%	81.3%	14.6	81.3%	85.0%	(3.7)

The net premium retention for the year ended December 31, 2023 increased by 14.6 points as compared to 2022. Retention has increased due to less impact from cessions of the manufactured home and dwelling business which was sold in 2021 and the sale of the Farm, Ranch and Stable business in 2022. Quota share reinsurance agreements were in place. All of the Company's manufactured and dwelling homes policies, except for Florida and Louisiana which have been fully run-off, were ceded to American Family Mutual Insurance Company in 2022 and all policies written with an effective date of August 8, 2022 and later within the Company's Farm, Ranch & Stable business were ceded to Everett Cash Mutual Insurance Company. As a result, the net premium retention for the year ended December 31, 2022 decreased by 3.7 points as compared to 2021.

See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net Earned Premiums

Net earned premiums within the Penn-America segment decreased by 1.4% for the year ended December 31, 2023 as compared to the same period in 2022. Penn-America experienced continued growth in earned premiums within its Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions due to new agency appointments, strong rate increases, exposure growth, and focused marketing efforts as well as the assumption of several new treaties. This growth was offset by a decrease in net earned premiums for Programs as a result of actions taken to improve underwriting results through increased rates and form changes. Property net earned premiums were $140.5 million and $142.4 million for the years ended December 31, 2023 and 2022, respectively. Casualty net earned premiums were $214.0 million and $217.2 million for the years ended December 31, 2023 and 2022, respectively.

Net earned premiums within the Penn-America segment increased by 16.5% for the year ended December 31, 2022 as compared to the same period in 2021. The increase in net earned premiums was primarily due to a growth in premiums written as a result of organic growth from existing agents and pricing increases. Property net earned premiums were $142.4 million and $138.6 million for the years ended December 31, 2022 and 2021, respectively. Casualty net earned premiums were $217.2 million and $170.1 million for the years ended December 31, 2022 and 2021, respectively.

Net earned premiums within the Non-Core Operations segment decreased by 51.1% for the year ended December 31, 2023 as compared to the same period in 2022 primarily due to the sale of renewal rights related to the Company's Farm, Ranch & Stable business on August 8, 2022, non-renewal of a casualty treaty, and the reduction of premiums written for lines of business that have been de-emphasized or no longer written. Property net earned premiums were $14.2 million and $64.6 million for the years ended December 31, 2023 and 2022, respectively. Casualty net earned premiums were $104.6 million and $178.3 million for the years ended December 31, 2023 and 2022, respectively.

Net earned premiums within the Non-Core Operations segment decreased by 15.4% for the year ended December 31, 2022 as compared to the same period in 2021 primarily due to the sale of the renewal rights related to the Company’s manufactured and dwelling homes business on October 26, 2021 and the reduction of premiums written for lines of business that have been de-emphasized or no longer written partially offset by organic growth of an existing casualty treaty. Property net earned premiums were $64.6 million and $164.4 million for the years ended December 31, 2022 and 2021, respectively. Casualty net earned premiums were $178.3 million and $122.6 million for the years ended December 31, 2022 and 2021, respectively.

Underwriting Results

Penn-America

Penn-America's accident year underwriting income(1) was $18.5 million, $13.5 million, and $14.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Results for 2023 include $29.9 million of strengthening of prior accident year reserves. Penn-America has taken actions to improve underwriting results through increased rates and form changes.

The components of income (loss) from the Company’s Penn-America segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Gross written premiums	$369,660	$387,967	(4.7%)	$387,967	$349,962	10.9%
Net written premiums	$356,796	$370,306	(3.6%)	$370,306	$328,659	12.7%
Net earned premiums	$354,518	$359,597	(1.4%)	$359,597	$308,676	16.5%
Other income	$1,257	$1,029	22.2%	$1,029	$1,028	0.1%
Total revenues	355,775	360,626	(1.3%)	360,626	309,704	16.4%
Losses and expenses:
Net losses and loss adjustment expenses	233,239	214,854	8.6%	214,854	184,163	16.7%
Acquisition costs and other underwriting expenses	134,155	135,145	(0.7%)	135,145	113,038	19.6%
Underwriting income (loss)	$(11,619)	$10,627	(209.3%)	$10,627	$12,503	(15.0%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2023	2022	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	57.4%	59.0%	(1.6)	59.0%	59.1%	(0.1)
Prior accident year	8.4%	0.8%	7.6	0.8%	0.6%	0.2
Calendar year loss ratio	65.8%	59.8%	6.0	59.8%	59.7%	0.1
Expense ratio	37.8%	37.6%	0.2	37.6%	36.6%	1.0
Combined ratio	103.6%	97.4%	6.2	97.4%	96.3%	1.1

Accident year combined ratio (2)	95.2%	96.5%		96.5%	95.8%

(1)
Penn-America's accident year underwriting income of $18.5 million, $13.5 million, and $14.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, is a non-GAAP measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $30.1 million, $2.9 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company's most directly comparable GAAP measure is the Penn-America's underwriting income (loss) of ($11.6) million, $10.6 million, and $12.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company believes the non-GAAP measures are useful to investors when evaluating the Company's underwriting performance as trends within Penn-America may be obscured by prior accident year adjustments. These non-GAAP measures should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(2)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Penn-America segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2023		2022		2021
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$61,231	43.6%	$71,907	50.5%	$64,409	46.5%
Effect of prior accident year	(2,143)	(1.5%)	(3,624)	(2.5%)	2,794	2.0%
Non catastrophe property losses and ratio (2)	$59,088	42.1%	$68,283	48.0%	$67,203	48.5%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$13,839	9.8%	$10,979	7.7%	$18,970	13.7%
Effect of prior accident year	3,400	2.4%	431	0.3%	254	0.2%
Catastrophe losses and ratio (2)	$17,239	12.2%	$11,410	8.0%	$19,224	13.9%
Total property losses and ratio excluding the effect of prior accident year (1)	$75,070	53.4%	$82,886	58.2%	$83,379	60.2%
Effect of prior accident year	1,257	0.9%	(3,193)	(2.2%)	3,048	2.2%
Total property losses and ratio (2)	$76,327	54.3%	$79,693	56.0%	$86,427	62.4%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$128,289	59.9%	$129,172	59.5%	$98,936	58.2%
Effect of prior accident year	28,623	13.4%	5,989	2.8%	(1,200)	(0.7%)
Total Casualty losses and ratio (2)	$156,912	73.3%	$135,161	62.3%	$97,736	57.5%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$203,359	57.4%	$212,058	59.0%	$182,315	59.1%
Effect of prior accident year	29,880	8.4%	2,796	0.8%	1,848	0.6%
Total net losses and loss adjustment expense and total loss ratio (2)	$233,239	65.8%	$214,854	59.8%	$184,163	59.7%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $1.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Property losses
Non-catastrophe	$61,231	$71,907	(14.8%)	$71,907	$64,409	11.6%
Catastrophe	13,839	10,979	26.0%	10,979	18,970	(42.1%)
Property losses	75,070	82,886	(9.4%)	82,886	83,379	(0.6%)
Casualty losses	128,289	129,172	(0.7%)	129,172	98,936	30.6%
Total accident year losses	$203,359	$212,058	(4.1%)	$212,058	$182,315	16.3%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2023	2022	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	43.6%	50.5%	(6.9)	50.5%	46.5%	4.0
Catastrophe	9.8%	7.7%	2.1	7.7%	13.7%	(6.0)
Property loss ratio	53.4%	58.2%	(4.8)	58.2%	60.2%	(2.0)
Casualty loss ratio	59.9%	59.5%	0.4	59.5%	58.2%	1.3
Total accident year loss ratio	57.4%	59.0%	(1.6)	59.0%	59.1%	(0.1)

The current accident year property non-catastrophe loss ratio for 2023 improved by 6.9 points compared to 2022 recognizing lower claims frequency and severity. The current accident year property non-catastrophe loss ratio for 2022 increased by 4.0 points compared to 2021 mainly due to higher claims severity.

The current accident year property catastrophe loss ratio for 2023 increased by 2.1 points compared to 2022 reflecting higher claims frequency. The current accident year property catastrophe loss ratio for 2022 improved by 6.0 points compared to 2021 due to lower claims frequency and severity.

The current accident year casualty loss ratio for 2023 increased by 0.4 points compared to 2022 recognizing higher claims severity. The current accident year casualty loss ratio for 2022 increased by 1.3 points compared to 2021 due to higher claims severity.

The calendar year loss ratio for the years ended December 31, 2023, 2022, and 2021 includes an increase of $29.9 million, or 8.4%, an increase of $2.8 million or 0.8%, and an increase of $1.8 million or 0.6%, respectively, related to reserve development on prior accident years. Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio increased 0.2 points from 37.6% for 2022 to 37.8% for 2023 primarily due to a change in the mix of business where Penn-America wrote a slightly higher amount of admitted business.

The expense ratio increased 1.0 points from 36.6% for 2021 to 37.6% for 2022 primarily due to higher compensation and advertising costs.

Non-Core Operations

The components of income (loss) from the Company’s Non-Core Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Gross written premiums	$46,737	$339,636	(86.2%)	$339,636	$332,160	2.3%
Net written premiums	$42,523	$221,025	(80.8%)	$221,025	$251,409	(12.1%)
Net earned premiums	$118,839	$242,874	(51.1%)	$242,874	$286,934	(15.4%)
Other income	178	433	(58.9%)	433	787	(45.0%)
Total revenues	119,017	243,307	(51.1%)	243,307	287,721	(15.4%)
Losses and expenses:
Net losses and loss adjustment expenses	55,914	144,374	(61.3%)	144,374	200,801	(28.1%)
Acquisition costs and other underwriting expenses	48,462	101,236	(52.1%)	101,236	109,803	(7.8%)
Underwriting income (loss)	$14,641	$(2,303)	NM	$(2,303)	$(22,883)	(89.9%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2023	2022	Change	2022	2021	Change
Underwriting Ratios:
Loss ratio:
Current accident year	64.2%	63.9%	0.3	63.9%	67.6%	(3.7)
Prior accident year	(17.1%)	(4.5%)	(12.6)	(4.5%)	2.4%	(6.9)
Calendar year loss ratio	47.1%	59.4%	(12.3)	59.4%	70.0%	(10.6)
Expense ratio	40.8%	41.7%	(0.9)	41.7%	38.3%	3.4
Combined ratio	87.9%	101.1%	(13.2)	101.1%	108.3%	(7.2)

Accident year combined ratio (1)	103.7%	104.1%		104.1%	105.8%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

NM - not meaningful

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Non-Core Operations segment may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2023		2022		2021
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$6,588	46.3%	$33,713	52.2%	$80,214	48.8%
Effect of prior accident year	(9,506)	(66.8%)	(4,096)	(6.3%)	4,222	2.6%
Non catastrophe property losses and ratio (2)	$(2,918)	(20.5%)	$29,617	45.9%	$84,436	51.4%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,393	23.8%	$11,012	17.0%	$35,421	21.5%
Effect of prior accident year	(7,416)	(52.1%)	(868)	(1.3%)	5,392	3.3%
Catastrophe losses and ratio (2)	$(4,023)	(28.3%)	$10,144	15.7%	$40,813	24.8%
Total property losses and ratio excluding the effect of prior accident year (1)	$9,981	70.1%	$44,725	69.2%	$115,635	70.3%
Effect of prior accident year	(16,922)	(118.9%)	(4,964)	(7.6%)	9,614	5.9%
Total property losses and ratio (2)	$(6,941)	(48.8%)	$39,761	61.6%	$125,249	76.2%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$66,269	63.3%	$110,515	62.0%	$78,356	63.9%
Effect of prior accident year	(3,414)	(3.3%)	(5,902)	(3.3%)	(2,804)	(2.3%)
Total Casualty losses and ratio (2)	$62,855	60.0%	$104,613	58.7%	$75,552	61.6%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$76,250	64.2%	$155,240	63.9%	$193,991	67.6%
Effect of prior accident year	(20,336)	(17.1%)	(10,866)	(4.5%)	6,810	2.4%
Total net losses and loss adjustment expense and total loss ratio (2)	$55,914	47.1%	$144,374	59.4%	$200,801	70.0%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2023.

Other Income

Other income was $0.2 million, $0.4 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Property losses
Non-catastrophe	$6,588	$33,713	(80.5%)	$33,713	$80,214	(58.0%)
Catastrophe	3,393	11,012	(69.2%)	11,012	35,421	(68.9%)
Property losses	9,981	44,725	(77.7%)	44,725	115,635	(61.3%)
Casualty losses	66,269	110,515	(40.0%)	110,515	78,356	41.0%
Total accident year losses	$76,250	$155,240	(50.9%)	$155,240	$193,991	(20.0%)

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2023	2022	Change	2022	2021	Change
Current accident year loss ratio:
Property
Non-catastrophe	46.3%	52.2%	(5.9)	52.2%	48.8%	3.4
Catastrophe	23.8%	17.0%	6.8	17.0%	21.5%	(4.5)
Property loss ratio	70.1%	69.2%	0.9	69.2%	70.3%	(1.1)
Casualty loss ratio	63.3%	62.0%	1.3	62.0%	63.9%	(1.9)
Total accident year loss ratio	64.2%	63.9%	0.3	63.9%	67.6%	(3.7)

The current accident year property non-catastrophe loss ratio for 2023 improved by 5.9 points compared to 2022 primarily due to lower claims frequency. The current accident year property non-catastrophe loss ratio for 2022 increased by 3.4 points compared to 2021 primarily reflecting higher claims frequency.

The current accident year property catastrophe loss ratio for 2023 increased by 6.8 points compared to 2022 mainly recognizing higher claims frequency. The current accident year property catastrophe loss ratio for 2022 improved by 4.5 points compared to 2021 reflecting lower claims frequency.

The current accident year casualty loss ratio for 2023 increased by 1.3 points compared to 2022 mainly due to higher claims severity in non-reinsurance lines of business and a higher mix of assumed reinsurance business that has a higher loss ratio. The current accident year casualty loss ratio for 2022 improved by 1.9 points compared to 2021 primarily due to lower claims severity in non-reinsurance lines of business as well as a mix of business change and growth in a treaty that has a lower expected loss ratio for the Company's reinsurance business.

The calendar year loss ratio for the years ended December 31, 2023, 2022, and 2021 includes a decrease of $20.3 million, or 17.1%, a decrease of $10.9 million, or 4.5%, and an increase of $6.8 million, or 2.4%, respectively, related to reserve development on prior accident years. Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

Expense Ratios

The expense ratio improved 0.9 points from 41.7% for 2022 to 40.8% for 2023 primarily due to a reduction in operating expenses due to the sale of renewal rights partially offset by an increase in commission expense.

The expense ratio increased 3.4 points from 38.3% for 2021 to 41.7% for 2022 primarily due to a change in the mix of business where reinsurance, which has a higher commission rate, comprised a larger portion of Non-Core Operations in 2022.

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an A+ average rating and a duration of 1.1 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2023	2022	Change	2022	2021	Change
Gross investment income (1)	$56,960	$29,776	91.3%	$29,776	$39,662	(24.9%)
Investment expenses	(1,516)	(2,149)	(29.5%)	(2,149)	(2,642)	(18.7%)
Net investment income	$55,444	$27,627	100.7%	$27,627	$37,020	(25.4%)

(1)
Excludes realized gains and losses

Gross investment income for 2023 increased by 91.3% and net investment income for 2023 increased by 100.7% compared to 2022. The increase was primarily due to an increase in yield within the fixed maturities portfolio due to the rise in rates and increased returns from alternative investments. Gross investment income for 2022 decreased by 24.9% and net investment income for 2022 decreased by 25.4% compared to 2021. The decrease was primarily due to decreased returns from alternative investments and lowered invested assets due to the liquidation of the Company’s common stock portfolio and a portion of the bond portfolio in order to raise funds to retire the 2047 Notes in April 2022. This decrease was partially offset by an increase in yield within the fixed maturities portfolio due to the rise in rates.

At December 31, 2023, the Company held asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations with a market value of $341.0 million. Excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, the average duration of the Company’s fixed maturities portfolio was 0.9 years as of December 31, 2023, compared with 1.5 years as of December 31, 2022. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on security classes held at December 31, 2023. At December 31, 2023, the Company’s embedded book yield on its fixed maturities, not including cash, was 4.0% compared with 3.5% at December 31, 2022. The embedded book yield on the $26.2 million of taxable municipal bonds in the Company’s portfolio was 3.0% at December 31, 2023, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $31.6 million at December 31, 2022.

At December 31, 2022, the Company held asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations with a market value of $350.2 million. Excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, the average duration of the Company’s fixed maturities portfolio was 1.5 years as of December 31, 2022, compared with 4.0 years as of December 31, 2021. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. At December 31, 2022, the Company’s embedded book yield on its fixed maturities, not including cash, was 3.5% compared with 2.2% at December 31, 2021. The embedded book yield on the $31.6 million of taxable municipal bonds in the Company’s portfolio was 3.1% at December 31, 2022, compared to an embedded book yield of 2.8% on the Company’s taxable municipal bonds of $54.6 million at December 31, 2021.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Equity securities	$(453)	$(3,392)	$13,440
Fixed maturities	(1,654)	(13,405)	342
Derivatives	—	10,073	2,105
Other-than-temporary impairment losses	—	(26,205)	—
Net realized investment gains (losses)	$(2,107)	$(32,929)	$15,887

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell, the majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of approximately two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.0% at December 31, 2023.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2023, 2022, and 2021.

Corporate and Other Operating Expenses

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Corporate expenses - nondisposition related	$23,383	$13,959	$19,977
Impairments and expenses related to dispositions within Non-Core Operations	—	10,462	7,202
Corporate and Other Operating Expenses	$23,383	$24,421	$27,179

Corporate expenses - nondisposition related consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. The increase in corporate expenses - nondisposition related for 2023 as compared to 2022 was primarily due to incurring $2.0 million in restructuring expenses in first quarter of 2023 and incurring $1.6 million to settle an employment related matter in 2023. In addition, corporate expenses in 2022 were reduced by $5.5 million due to the Company receiving an employee retention credit under the CARES Act. The decrease in corporate expenses - nondisposition related for 2022 as compared to 2021 was primarily due to the Company receiving an employee retention credit under the CARES Act of $5.5 million.

Impairments and expenses related to dispositions within Non-Core Operations represent impairments of goodwill, intangible assets, software, and lease costs as well as legal expenses and merger and acquisition fees related to the sale of renewal rights related to the Company's Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business. Impairments and expenses related to dispositions within Non-Core Operations were $10.5 million and $7.2 million during the years ended December 31, 2022 and 2021, respectively. There were no impairments and expenses related to dispositions within Non-Core Operations during the year ended December 31, 2023. See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Interest Expense

The Company had no interest expense for the year ended December 31, 2023. Interest expense was $3.0 million and $10.5 million during the years ended December 31, 2022 and 2021, respectively. The reduction in interest expense is primarily due to the redemption of the Company's 7.875% subordinated notes on April 15, 2022.

See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax expense was $7.5 million for the year ended December 31, 2023 compared with income tax expense of $2.8 million for the year ended December 31, 2022. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. subsidiaries.

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

Net Income (Loss)

The factors described above resulted in net income of $25.4 million, net loss of $0.9 million, and net income of $29.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Global Indemnity Group, LLC’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. See the contractual obligation table below for additional information on these commitments.

In order to meet its current short-term and long-term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make intercompany debt payments, to purchase investments, and to pay dividends. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may be needed in the future.

GBLI Holdings, LLC is a holding company which is a wholly-owned subsidiary of Penn-Patriot Insurance Company. GBLI Holdings, LLC’s principal asset is its ownership of the shares of its direct and indirect subsidiaries which include United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company. GBLI Holdings, LLC is dependent on dividends from its subsidiaries as well as reimbursements from its subsidiaries for utilization of net operating losses in order to meet its corporate expense obligations and intercompany financing obligations.

The future liquidity of Global Indemnity Group, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends and to pay intercompany debt due to Global Indemnity Group, LLC. The future liquidity of GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends as well as receiving reimbursements from its subsidiaries for utilization of net operating losses. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

Under Virginia law, Penn-Patriot Insurance Company may not pay any dividend or make any distribution of cash or other property, the fair market value of which, together with that of any other dividends or distributions made within the preceding 12 consecutive months exceeds the greater of either (1) 10% of its surplus as of the 31st day of December of the last preceding year, or (2) its net income, not including net realized capital gains, for the 12 month period ending on the 31st day of December of the last preceding year, not including pro rata distributions of any class of its securities, unless the commissioner approves the proposed payment or fails to disapprove such payment within 30 days after receiving notice of such payment. In determining whether the dividend must be approved, undistributed net income from the second and third preceding years, not including net realized capital gains, may be carried forward.

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

The Company’s insurance subsidiaries did not declare or pay any dividends in 2023. See Note 21 of the notes to consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that U.S. insurance companies could pay as dividends in 2024.

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

Net cash provided by operating activities in 2023, 2022, and 2021 was $42.9 million, $44.2 million and $90.8 million, respectively.

In 2023, the decrease in operating cash flows of approximately $1.4 million from the prior year was primarily a net result of the following items:

(Dollars in thousands)	2023	2022	Change
Net premiums collected	$454,139	$541,087	$(86,948)
Net losses paid	(265,676)	(272,585)	6,909
Underwriting and corporate expenses	(192,226)	(251,031)	58,805
Net investment income	47,262	32,316	14,946
Net federal income taxes paid	(613)	(426)	(187)
Interest paid	—	(5,125)	5,125
Net cash provided by operating activities	$42,886	$44,236	$(1,350)

In 2022, the decrease in operating cash flows of approximately $46.6 million from the prior year was primarily a net result of the following items:

(Dollars in thousands)	2022	2021	Change
Net premiums collected	$541,087	$599,870	$(58,783)
Net losses paid	(272,585)	(299,027)	26,442
Underwriting and corporate expenses	(251,031)	(241,017)	(10,014)
Net investment income	32,316	41,367	(9,051)
Net federal income taxes paid	(426)	(54)	(372)
Interest paid	(5,125)	(10,340)	5,215
Net cash provided by operating activities	$44,236	$90,799	$(46,563)

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 1.1 years.

As of December 31, 2023, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

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

Stock Repurchase

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

From the time of the initial announcement on October 21, 2022, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued in December 2022 at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the stock repurchase program in October 2022.

Restructuring

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core products. The restructuring plan was initiated in the fourth quarter of 2022 and was completed in the first quarter of 2023. The Company incurred restructuring charges of $3.4 million in 2022 and $2.0 million in 2023 for a total of $5.4 million. The Company anticipates recurring annual expense savings of $16.0 million.

Distributions

On March 6, 2024, the Board of Directors approved a dividend rate of $0.35 per common share payable on March 28, 2024 to all shareholders of record as of the close of business on March 21, 2024, a 40% increase over the prior quarterly dividend rate of $0.25 per common share. Future dividends remain subject to the discretion of GBLI’s Board of Directors, including the Board of Director’s evaluation of the company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors. As of December 31, 2023, there are currently 13,565,041 shares outstanding.

During 2023, Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023, June 23, 2023, October 9, 2023, and December 22, 2023. Distributions paid to common shareholders were $14.2 million during the year ended December 31, 2023. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2023.

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

Investment Portfolio

As a result of duration shortening, the Company significantly reduced its interest rate risk with more than 80% of the fixed maturity portfolio maturing over the next three years. With a shorter duration, the investment portfolio is well positioned to increase book yield by investing maturities in higher yielding bonds. At December 31, 2023, the Company's embedded book yield on its fixed maturities, not including cash, was 4.0% compared with 3.5% at December 31, 2022 and 2.2% at December 31, 2021.

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request in full. Withdrawal proceeds are expected to be received starting in 2024. The Global Debt Fund, LP had a fair market value of $26.0 million at December 31, 2023.

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

Sale of Renewal Rights Related to Manufactured & Dwelling Homes Business

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”). Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021. The Company also retained the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve. The Company currently leases office space in Scottsdale, Arizona. As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space. Currently, the Company intends to exercise the early termination clause in its Scottsdale, Arizona lease. The Company expects it will receive $1.6 million in sublease payments from K2 between October 2021 and October 2026.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff. American Reliable commenced the non-renewal of manufactured home insurance in Florida beginning on March 11, 2022, for policies expiring on or after July 10, 2022. American Reliable and United National non-renewed manufactured home and dwelling insurance in Louisiana beginning on or about January 31, 2022, for policies renewing on or after March 7, 2022. American Family assumed 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida. The Company also retained risk for business previously placed in runoff and policies in Louisiana. There were no specialty residential property policies in-force in Florida and Louisiana as of December 31, 2023.

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

Trust accounts

The Company established trust accounts, which are held by Penn-Patriot Insurance Company, to collateralize exposure it had to certain third-party ceding companies. The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

Capital Resources

Investment Portfolio

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the

Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.0% at December 31, 2023.

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

On December 15, 2021, Global Indemnity Investments, Inc. entered into a $10.0 million discretionary line of credit demand note with Global Indemnity Group, LLC, as borrower. Each advance outstanding under this note will bear interest at an annual interest rate equal to the short-term applicable federal rate in effect at the time the advance was granted and will reset once a month. The outstanding principal amount of each advance shall be payable on the last day of the applicable interest period of such advance and on demand. There is no balance outstanding on this note at December 31, 2023.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Group, LLC for the principal amount of $69.4 million. This note bears interest at a rate equal to the short-term, annual compound Applicable Federal Rate ("AFR") in effect for April 2022 which was 1.26%. On each third anniversary of this Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $69.4 million at December 31, 2023.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Investment Inc. for the principal amount of $18.4 million. This note bears interest at a rate equal to the short-term, annual compound AFR in effect for April 2022 which was 1.26%. On each third anniversary of this Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $18.4 million at December 31, 2023.

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

Derivative Instruments

The Company entered into derivative instruments related to interest rate swaps. Due to fluctuations in interest rates, the Company received $12.7 million and $2.7 million in connection with these derivative instruments for the years ended December 31, 2022 and 2021, respectively. The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022. No amounts related to the derivative instruments were received in 2023. The Company has no interest rate swap agreements as of December 31, 2023.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. As of December 31, 2023, contractual obligations related to Global Indemnity’s commitments were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$13,006	$2,729	$5,444	$3,202	$1,631
Commitments to fund limited partnership investment (2)	14,214	14,214	—	—	—
Unpaid losses and loss adjustment expenses obligations (3)	850,599	291,756	299,410	130,992	128,441
Total	$877,819	$308,699	$304,854	$134,194	$130,072

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

As of December 31, 2023, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value		%
(200)	$1,322,494	28,701	2.2%
(100)	1,308,143	14,350	1.1%
No change	1,293,793	—	—
100	1,279,448	(14,345)	(1.1%)
200	1,265,106	(28,687)	(2.2%)

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2023, the Company had approximately $27.8 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2023, approximately $15.1 million of those investments have been rated BBB to AAA by Standard & Poor’s and $12.7 million were rated below investment grade. As of December 31, 2022, the Company had approximately $24.3 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2022, approximately $10.1 million of those investments have been rated BBB to AAA by Standard & Poor’s and $14.2 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2023 or 2022.

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

Equity Price Risk

The Company exited its investment in the stable dividend equity portfolio during the first quarter of 2022. The Company continues to hold a minimal amount of preferred stocks as of December 31, 2023, however, the positions do not pose a significant equity price risk.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

At December 31, 2023, the Company’s liability for unpaid losses and loss adjustment expenses was $851 million, of which a significant portion represents incurred but not reported reserves. As described in Note 4 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate loss and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. In particular, the Company’s long-tail reserve categories (such as general liability, construction defect and environmental exposures) are influenced by factors that are subject to significant variation over a long period of time or have high potential severities within the selection and weighting of actuarial methods and assumptions. Assumptions fundamental to the reserving process include claims frequency and severity as well as the review of historical payment and claim reporting patterns and expected loss ratios.

Auditing management’s best estimate of the liability for unpaid losses and loss adjustment expenses was complex and involved the use of our actuarial specialists due to the significant estimation uncertainty associated with evaluating management’s methods and assumptions in determining the Company’s recorded loss and loss adjustment expense reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s process for estimating loss and loss adjustment expense reserves. This included, among others, the review and approval processes management has in place for the methods and assumptions used in estimating the loss and loss adjustment expense reserves.

To test the Company’s estimate of loss and loss adjustment expense reserves, our audit procedures included among others, the use of our actuarial specialists to evaluate the selection and the weighting of actuarial methods used by management with those methods used in prior periods and those used in the industry. In addition, we also used our actuarial specialists to evaluate the assumptions used in the actuarial methods, by comparing the significant assumptions, including claims frequency and severity, historical payment and claims reporting patterns and expected loss ratios to the Company’s historical experience. We developed a range of reserve estimates which included performing independent projections for a sample of lines of business and compared the range of reserve estimates to the Company’s recorded reserves. We also performed an analysis of historical results of the development of the loss and loss adjustment expense reserves related to prior years.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 15, 2024

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2023	December 31, 2022
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,322,092 and $1,301,723; net of allowance for expected credit losses of: $0 at December 31, 2023 and 2022	$1,293,793	$1,248,198
Equity securities, at fair value	16,508	17,520
Other invested assets	38,236	38,176
Total investments	1,348,537	1,303,894
Cash and cash equivalents	38,037	38,846
Premium receivables, net of allowance for expected credit losses of $4,796 and $3,322 at December 31, 2023 and 2022, respectively	102,158	168,743
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at December 31, 2023 and 2022	80,439	85,721
Funds held by ceding insurers	16,989	19,191
Deferred federal income taxes	36,802	47,099
Deferred acquisition costs	42,445	64,894
Intangible assets	14,456	14,810
Goodwill	4,820	4,820
Prepaid reinsurance premiums	4,958	17,421
Receivable for securities sold	3,858	—
Lease right of use assets	9,715	11,739
Other assets	26,362	23,597
Total assets	$1,729,576	$1,800,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$850,599	$832,404
Unearned premiums	182,852	269,353
Ceded balances payable	2,642	17,241
Payable for securities purchased	—	66
Federal income tax payable	1,595	—
Contingent commissions	5,632	8,816
Lease liabilities	12,733	15,701
Other liabilities	24,770	30,965
Total liabilities	1,080,823	1,174,546
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,042,670 and 10,876,041, respectively; class A common shares outstanding: 9,771,429 and 10,073,660, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	454,791	451,305
Accumulated other comprehensive income (loss), net of tax	(22,863)	(43,058)
Retained earnings	244,988	233,468
Class A common shares in treasury, at cost: 1,271,241 and 802,381 shares, respectively	(32,163)	(19,486)
Total shareholders’ equity	648,753	626,229
Total liabilities and shareholders’ equity	$1,729,576	$1,800,775

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Gross written premiums	$416,397	$727,603	$682,122
Ceded written premiums	(17,078)	(136,272)	(102,054)
Net written premiums	399,319	591,331	580,068
Change in net unearned premiums	74,038	11,140	15,542
Net earned premiums	473,357	602,471	595,610
Net investment income	55,444	27,627	37,020
Net realized investment gains (losses)	(2,107)	(32,929)	15,887
Other income	1,435	31,365	29,751
Total revenues	528,129	628,534	678,268
Losses and Expenses:
Net losses and loss adjustment expenses	289,153	359,228	384,964
Acquisition costs and other underwriting expenses	182,617	236,381	222,841
Corporate and other operating expenses	23,383	24,421	27,179
Interest expense	—	3,004	10,481
Loss on extinguishment of debt	—	3,529	—
Income before income taxes	32,976	1,971	32,803
Income tax expense	7,547	2,821	3,449
Net income (loss)	25,429	(850)	29,354
Less: preferred stock distributions	440	440	440
Net income (loss) available to common shareholders	$24,989	$(1,290)	$28,914
Per share data:
Net income (loss) available to common shareholders (1)
Basic	$1.84	$(0.09)	$2.00
Diluted	$1.83	$(0.09)	$1.97
Weighted-average number of shares outstanding
Basic	13,553,168	14,482,164	14,426,739
Diluted	13,666,408	14,482,164	14,664,330
Cash distributions declared per common share	$1.00	$1.00	$1.00

(1)
For the year ended December 31, 2022, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$25,429	$(850)	$29,354
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	18,892	(81,729)	(27,384)
Reclassification adjustment for (gains) losses included in net income (loss)	1,350	32,253	(278)
Unrealized foreign currency translation gains (losses)	(47)	14	(242)
Other comprehensive income (loss), net of tax	20,195	(49,462)	(27,904)
Comprehensive income (loss), net of tax	$45,624	$(50,312)	$1,450

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2023	2022	2021
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	10,876,041	10,574,589	10,263,722
Common shares issued under share incentive plans, net of forfeitures	75,541	50,598	41,508
Common shares issued to directors	91,088	97,260	83,199
Share conversion	—	153,594	186,160
Number at end of period	11,042,670	10,876,041	10,574,589
Number of class B common shares issued:
Number at beginning of period	3,793,612	3,947,206	4,133,366
Share conversion	—	(153,594)	(186,160)
Number at end of period	3,793,612	3,793,612	3,947,206
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Balance at beginning and end of period	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$451,305	$447,406	$445,051
Share compensation plans	3,486	3,899	2,355
Balance at end of period	$454,791	$451,305	$447,406
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(43,058)	$6,404	$34,308
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	20,242	(49,476)	(27,662)
Unrealized foreign currency translation gains (losses)	(47)	14	(242)
Other comprehensive income (loss)	20,195	(49,462)	(27,904)
Balance at end of period	$(22,863)	$(43,058)	$6,404
Retained earnings:
Balance at beginning of period	$233,468	$249,301	$234,965
Net income (loss)	25,429	(850)	29,354
Preferred share distributions	(440)	(440)	(440)
Distributions to shareholders	(13,469)	(14,543)	(14,578)
Balance at end of period	$244,988	$233,468	$249,301
Number of treasury shares:
Number at beginning of period	802,381	17,496	—
Class A common shares purchased	468,860	923,036	17,318
Class A common shares purchased by GBLI director	—	(138,151)	—
Forfeited shares	—	—	178
Number at end of period	1,271,241	802,381	17,496
Treasury shares, at cost:
Balance at beginning of period	$(19,486)	$(490)	$—
Class A common shares purchased, at cost	(12,677)	(22,335)	(490)
Class A common shares purchased by GBLI director	—	3,339	—
Balance at end of period	$(32,163)	$(19,486)	$(490)
Total shareholders’ equity	$648,753	$626,229	$706,621

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$25,429	$(850)	$29,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	6,199	8,398	10,414
Amortization of debt issuance costs	—	41	142
Gross proceeds from sale of renewal rights	—	(30,000)	(28,000)
Impairment loss on right of use lease assets	—	488	1,515
Impairment loss on software	—	508	2,000
Impairment loss on goodwill and intangible assets	—	5,657	1,295
Restricted stock and stock option expense	3,486	3,899	2,355
Deferred federal income taxes	5,326	2,395	3,395
Amortization of bond premium and discount, net	(6,749)	1,267	6,509
Net realized investment (gains) losses	2,107	32,929	(15,887)
Loss on extinguishment of debt	—	3,529	—
(Income) loss from equity method investments, net of distributions	(2,369)	6,549	(2,716)
Changes in:
Premium receivables, net	66,585	(40,299)	(19,013)
Reinsurance receivables, net	5,282	14,143	(11,156)
Funds held by ceding insurers	2,142	8,785	17,216
Unpaid losses and loss adjustment expenses	18,195	72,500	97,093
Unearned premiums	(86,501)	(47,213)	25,071
Ceded balances payable	(14,599)	(18,099)	26,397
Other assets and liabilities	(14,970)	(12,814)	(16,507)
Contingent commissions	(3,184)	913	(2,929)
Federal income tax payable	1,595	—	—
Deferred acquisition costs	22,449	(4,563)	4,864
Prepaid reinsurance premiums	12,463	36,073	(40,613)
Net cash provided by operating activities	42,886	44,236	90,799
Cash flows from investing activities:
Proceeds from sale of fixed maturities	148,164	933,554	1,065,398
Proceeds from sale of equity securities	1,158	88,726	54,691
Proceeds from maturity of fixed maturities	280,115	81,546	87,057
Proceeds from maturity of preferred stock	500	1,000	666
Proceeds from other invested assets	2,309	107,925	17,082
Amounts received (paid) in connection with derivatives	—	12,726	2,723
Purchases of fixed maturities	(448,465)	(1,164,683)	(1,207,231)
Purchases of equity securities	(111)	(10,660)	(42,905)
Purchases of other invested assets	—	—	(70,000)
Gross proceeds from sale of renewal rights	—	30,000	28,000
Net cash provided by (used for) investing activities	(16,330)	80,134	(64,519)
Cash flows from financing activities:
Distributions paid to common shareholders	(14,248)	(14,366)	(14,431)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Purchases of class A common shares	(12,677)	(22,335)	(490)
Issuance of class A common shares	—	3,339	—
Redemption of subordinated notes	—	(130,000)	—
Net cash used for financing activities	(27,365)	(163,802)	(15,361)
Net change in cash and cash equivalents	(809)	(39,432)	10,919
Cash and cash equivalents at beginning of period	38,846	78,278	67,359
Cash and cash equivalents at end of period	$38,037	$38,846	$78,278

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

During the fourth quarter of 2023, the Company restructured its insurance operations to strengthen its market presence and enhance GBLI's focus on core products and made the decision to manage the business through two segments, Penn-America and Non-Core Operations. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Segment results for prior years have been revised to reflect these changes. See Note 22 for additional information regarding segments.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes wholesale general agents, retail agents, and direct-to-consumer. The Company manages the distribution of its core product offerings through Penn-America (formerly known as Commercial Specialty). Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Programs, InsurTech, and Assumed Reinsurance product offerings. These product lines are offered in the excess and surplus lines marketplace. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

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

Certain amounts not reported in the Consolidated Statements of Operations for 2021 have been reported to conform to the presentation adopted in 2022. Specifically, the Company reported ceded written premiums and change in net unearned premiums in the presentation for 2022 and 2023. This change had no effect on total revenues, total expenses, or net income (loss) reported for the prior years.

2.
Sale of Renewal Rights

Manufactured & Dwelling Homes Business

On October 26, 2021, the Company sold the renewal rights related to its manufactured and dwelling homes business to K2 Insurance Services (“K2”) and American Family Mutual Insurance Company (“American Family”). Pursuant to the tripartite transaction, the Company received $28.0 million in cash in October 2021. The Company also retained the American Reliable 50-state licensed operating unit, $65 million of net capital supporting the business, and a related $42 million unearned premium reserve. The Company currently leases office space in Scottsdale, Arizona. As part of this sale, K2 is subleasing approximately one third of the Scottsdale, Arizona office space. Currently, the Company intends to exercise the early termination clause in its Scottsdale, Arizona lease. The Company expects it will receive $1.6 million in sublease payments from K2 between October 2021 and October 2026.

To facilitate the transaction, American Reliable retained the specialty residential property business in Florida and Louisiana and also retained business that was previously placed in runoff. American Reliable commenced the non-renewal of manufactured home insurance in Florida beginning on March 11, 2022, for policies expiring on or after July 10, 2022. American Reliable and United National non-renewed manufactured home and dwelling insurance in Louisiana beginning on or about January 31, 2022, for policies renewing on or after March 7, 2022. American Family assumed 100% of the risks for all policies covered under the renewal rights agreement which are written or renewed after October 26, 2021, except for policies covering properties in the state of Florida. The Company also retained risk for business previously placed in runoff and policies in Louisiana. There were no specialty residential property policies in-force in Florida and Louisiana as of December 31, 2023.

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

The gross proceeds from this sale of $28.0 million are included in other income on the Company’s consolidated statements of operations for the year ended December 31, 2021. Legal expenses and merger and acquisition fees related to the sale were $2.4 million for the year ended December 31, 2021. In addition, the Company recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $1.1 million, $0.2 million, $2.0 million, and $1.5 million, respectively, for the year ended December 31, 2021. The Company also recorded an additional impairment of lease cost in the amount of $0.6 million for the year ended December 31, 2022. The impairments and expenses related to sale are included on the Company’s consolidated statements of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Acquisition costs and other underwriting expenses	$—	$644	$—
Corporate and other operating expenses	—	—	7,202
Total impairments and expenses related to sale	$—	$644	$7,202

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

The gross proceeds from this sale of $30.0 million are included in other income on the Company’s consolidated statements of operations for the year ended December 31, 2022. In addition, the Company also recorded an impairment of goodwill, intangible assets, software, and lease costs in the amount of $0.6 million, $5.1 million, $0.5 million, and $0.5 million, respectively, for the year ended December 31, 2022. Legal expenses and merger and acquisition fees related to the sale were $2.5 million for the year ended December 31, 2022. The impairments and expenses related to sale are included on the Company’s consolidated statements of operations as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Acquisition costs and other underwriting expenses	$—	$1,034	$—
Corporate and other operating expenses	—	8,142	—
Total impairments and expenses related to sale	$—	$9,176	$—

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

3.
Restructuring

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on GBLI’s core products. As a result, the Company exited its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and non-renewed existing policies for these four divisions. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023.

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2023 and 2022:

(Dollars in thousands)	Consolidated Statements of Operations Line	Employee Termination	Lease Right of Use Asset Impairment	Total
Charges incurred in 2022	Corporate and other operating expenses	$2,635	$—	$2,635
Charges incurred in 2022	Acquisition costs and other underwriting expenses (1)	—	812	812
Non-cash asset charges		—	(812)	(812)
Liability at December 31, 2022		2,635	—	2,635
Charges incurred in 2023	Corporate and other operating expenses	1,997	—	1,997
Cash payments in 2023		(4,554)	—	(4,554)
Liability at December 31, 2023		$78	$—	$78

(1) These charges were recorded within the Company's Non-Core Operations segment.

Any information technology development initiatives related to business lines within Non-Core Operations have been discontinued.

4.
Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, which are classified as available for sale, and equity securities are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company's fixed maturities and equity securities are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to assure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. The difference between amortized cost and fair value of the Company’s fixed maturity portfolio, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income (loss) within shareholders’ equity and, accordingly, has no effect on net income (loss) other than for the credit loss component of impairments and losses recognized as a result of the intent to sell. Equity securities are measured at fair value with the changes in fair value recognized in net income (loss).

For investments in limited partnerships and limited liability companies where the ownership interest is less than 3%, the Company carries these investments at fair value, and the change in the difference between cost and the fair value of these interests, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income (loss) within shareholders' equity and, accordingly, has no effect on net income (loss). The Company uses the equity method to account for investments in limited partnerships and limited liability companies where its ownership interest exceeds 3%. The equity method of accounting for an investment in a limited partnership and limited liability company requires that its cost basis be updated to account for the income or loss earned on the investment. The receipt of results for investments in limited partnerships and limited liability companies may vary. If results are received on a timely basis, they are included in current results. If they are not received on a timely basis, they are recorded on a one quarter lag. The recording of such results are applied consistently for each investment once the timing of receiving the results has been established. The income or loss associated with the limited partnerships and limited liability companies is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $38.2 million as of December 31, 2023 and 2022. These amounts relate to investments in limited partnerships and limited liability companies whose carrying value approximates fair value.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $7.5 million and $8.4 million as of December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and 2022, the Company had approximately $36.9 million and $26.0 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivables

The Company evaluates the collectability of premium receivables based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $4.8 million and $3.3 million as of December 31, 2023 and 2022, respectively.

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

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for expected credit losses was $9.0 million as of December 31, 2023 and 2022,.

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

The amortization of deferred acquisition costs for the years ended December 31, 2023, 2022, and 2021 was $120.9 million, $150.9 million, and $144.9 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a distribution and product line/treaty level. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. No premium deficiency reserve existed as of December 31, 2023 or 2022.

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

Subordinated Notes

The carrying amounts reported in the balance sheet, if any, represent the outstanding balances, net of deferred issuance cost. See Note 13 for details.

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

Share Repurchases

Shares repurchased from employees or third parties by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

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

Contingent Commissions

Certain professional general agencies of GBLI are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to GBLI are paid profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred.

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

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income (loss) within shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a loss of $0.5 million, a gain of $0.3 million, and a gain of $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Capitalized Software Costs

Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized during the application development stage. These costs generally consist of internal personnel costs and external consulting fees. Capitalized software costs, which are included in other assets on the Company’s Consolidated Balance Sheets, are amortized using the straight-line method over its estimated useful life beginning when the software is put into production. Internal and external costs incurred during the preliminary project stage, training costs, most data conversion costs, and maintenance costs are charged to expense as incurred.

Capitalized software costs were $4.0 million and $4.1 million at December 31, 2023 and 2022, respectively. Amortization expense related to capitalized software for the years ended December 31, 2023, 2022, and 2021 was $4.9 million, $6.1 million, and $7.1 million, respectively.

5.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2023 and 2022:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Fixed maturities:
U.S. treasuries	$497,099	$—	$515	$(3,391)	$494,223
Obligations of states and political subdivisions	27,326	—	—	(1,176)	26,150
Mortgage-backed securities	63,173	—	229	(4,475)	58,927
Asset-backed securities	207,375	—	668	(5,091)	202,952
Commercial mortgage-backed securities	84,062	—	12	(4,994)	79,080
Corporate bonds	298,526	—	116	(6,929)	291,713
Foreign corporate bonds	144,531	—	40	(3,823)	140,748
Total fixed maturities	$1,322,092	$—	$1,580	$(29,879)	$1,293,793

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022
Fixed maturities:
U.S. treasuries	$352,533	$—	$—	$(8,430)	$344,103
Obligations of states and political subdivisions	33,471	—	—	(1,876)	31,595
Mortgage-backed securities	67,560	—	165	(5,609)	62,116
Asset-backed securities	198,161	—	390	(9,151)	189,400
Commercial mortgage-backed securities	104,777	—	20	(6,133)	98,664
Corporate bonds	353,622	—	16	(14,858)	338,780
Foreign corporate bonds	191,599	—	—	(8,059)	183,540
Total fixed maturities	$1,301,723	$—	$591	$(54,116)	$1,248,198

As of December 31, 2023 and 2022, the Company’s investments in equity securities consist of the following:

	December 31,
(Dollars in thousands)	2023	2022
Common stock	$—	$1,271
Preferred stock	16,508	16,249
Total	$16,508	$17,520

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.1% and 2.4% of shareholders' equity at December 31, 2023 and 2022, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$663,046	$660,141
Due in one year through five years	279,876	270,667
Due in five years through ten years	13,018	11,619
Due after ten years	11,542	10,407
Mortgage-backed securities	63,173	58,927
Asset-backed securities	207,375	202,952
Commercial mortgage-backed securities	84,062	79,080
Total	$1,322,092	$1,293,793

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2023. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 7.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	55,447	(342)	239,254	(3,049)	294,701	(3,391)
Obligations of states and political subdivisions	-	-	26,150	(1,176)	26,150	(1,176)
Mortgage-backed securities	12,432	(406)	39,734	(4,069)	52,166	(4,475)
Asset-backed securities	38,828	(469)	108,947	(4,622)	147,775	(5,091)
Commercial mortgage-backed securities	13	(2)	76,467	(4,992)	76,480	(4,994)
Corporate bonds	34,658	(264)	231,816	(6,665)	266,474	(6,929)
Foreign corporate bonds	7,096	(13)	111,750	(3,810)	118,846	(3,823)
Total fixed maturities	$148,474	$(1,496)	$834,118	$(28,383)	$982,592	$(29,879)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2023 concluded the unrealized losses discussed above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be forced to sell the security before recovery. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of December 31, 2023, gross unrealized losses related to U.S. treasuries were $3.391 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of December 31, 2023, gross unrealized losses related to obligations of states and political subdivisions were $1.176 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2023, gross unrealized losses related to mortgage-backed securities were $4.475 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2023, gross unrealized losses related to asset backed securities were $5.091 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 36.1. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2023, gross unrealized losses related to the CMBS portfolio were $4.994 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 47.3. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off at balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2023, gross unrealized losses related to corporate bonds were $6.929 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2023, gross unrealized losses related to foreign bonds were $3.823 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the years ended December 31, 2023, 2022, and 2021 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Years Ended December 31,
(Dollars in thousands)	2023	2022 (1)	2021
Fixed maturities:
Impairment related to intent to sell	$—	$(26,205)	$—
Total	$—	$(26,205)	$—

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the 2nd quarter of 2022. Most of the proceeds from the sale of these securities were reinvested into fixed income investments with maturities of two years. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.0% at December 31, 2023.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of December 31, 2023 and 2022 was as follows:

	December 31,
(Dollars in thousands)	2023	2022
Net unrealized gains (losses) from:
Fixed maturities	$(28,299)	$(53,525)
Foreign currency fluctuations	(187)	(127)
Deferred taxes	5,623	10,594
Accumulated other comprehensive income (loss), net of tax	$(22,863)	$(43,058)

The following tables present the changes in accumulated other comprehensive income (loss) by components, for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	23,572	(60)	23,512
Amounts reclassified from accumulated other comprehensive income, before tax	1,654	—	1,654
Other comprehensive income (loss), before tax	25,226	(60)	25,166
Income tax benefit (expense)	(4,983)	12	(4,971)
Ending balance, net of tax	$(22,715)	$(148)	$(22,863)

Year Ended December 31, 2022 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$6,519	$(115)	$6,404
Other comprehensive income (loss) before reclassification, before tax	(101,255)	18	(101,237)
Amounts reclassified from accumulated other comprehensive income, before tax	39,610	—	39,610
Other comprehensive income (loss), before tax	(61,645)	18	(61,627)
Income tax benefit (expense)	12,168	(3)	12,165
Ending balance, net of tax	$(42,958)	$(100)	$(43,058)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2023	2022
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$1,654	$13,405
	Other than temporary impairment losses on investments	—	26,205
	Total before tax	$1,654	$39,610
	Income tax expense (benefit)	(304)	(7,357)
	Total reclassifications, net of tax	$1,350	$32,253

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Fixed maturities:
Gross realized gains	$49	$688	$11,390
Gross realized losses	(1,703)	(40,298)	(11,048)
Net realized gains (losses)	(1,654)	(39,610)	342
Equity securities:
Gross realized gains	1,061	2,289	15,350
Gross realized losses	(1,514)	(5,681)	(1,910)
Net realized gains (losses)	(453)	(3,392)	13,440
Derivatives:
Gross realized gains	—	12,844	8,035
Gross realized losses	—	(2,771)	(5,930)
Net realized gains (losses) (1)	—	10,073	2,105
Total net realized investment gains (losses)	$(2,107)	$(32,929)	$15,887

(1)
Includes periodic net interest settlements related to the derivatives of $3.0 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net gains (losses) recognized during the period on equity securities	$(453)	$(3,392)	$13,440
Less: net gains (losses) recognized during the period on equity securities sold during the period	(36)	10,577	4,058
Unrealized gains (losses) recognized during the reporting period on equity securities	$(417)	$(13,969)	$9,382

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Fixed maturities	$148,164	$933,554	$1,065,398
Equity securities	1,158	88,726	54,691

Net Investment Income

The sources of net investment income for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Fixed maturities	$49,987	$33,852	$25,751
Equity securities	917	1,100	2,692
Cash and cash equivalents	1,593	790	363
Other invested assets	4,463	(5,966)	10,856
Total investment income	56,960	29,776	39,662
Investment expense	(1,516)	(2,149)	(2,642)
Net investment income	$55,444	$27,627	$37,020

As of December 31, 2023 and 2022, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net investment income	$55,444	$27,627	$37,020
Net realized investment gains (losses)	(2,107)	(32,929)	15,887
Change in unrealized holding gains (losses)	25,166	(61,627)	(34,363)
Net realized and unrealized investment returns	23,059	(94,556)	(18,476)
Total investment return	$78,503	$(66,929)	$18,544
Total investment return %	5.7%	(4.7%)	1.2%
Average investment portfolio (1)	$1,366,553	$1,437,327	$1,490,933
(1)
Average of total cash and invested assets, net of receivable/payable for securities purchased and sold, as of the beginning and end of the period.

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2023, the Company held insurance enhanced municipal bonds with a market value of approximately $4.9 million, which represented 0.4% of the Company’s total cash and invested assets, net of payable/receivable for securities purchased and sold. The financial guarantors of the Company’s $4.9 million municipal bonds include Assured Guaranty Corporation ($3.7 million) and Ambac Financial Group ($1.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2023.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of December 31, 2023 and 2022:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2023	December 31, 2022
On deposit with governmental authorities	$19,262	$19,290
Held in trust pursuant to third-party requirements	150,796	161,901
Total (1)	$170,058	$181,191

(1)
Includes cash and cash equivalents of $9.0 million and $3.7 million at December 31, 2023 and December 31, 2022, respectively, with the remainder related to bonds available for sale.

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

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.0 million and $4.8 million as of December 31, 2023 and 2022, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $18.3 million and $19.0 million as of December 31, 2023 and 2022, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.2 million and $9.8 million as of December 31, 2023 and 2022, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The Company accounted for the interest rate swaps and futures as non-hedge instruments and recognized the fair value of the interest rate swaps in other assets or other liabilities on the consolidated balance sheets with the changes in fair value recognized as net realized investment gains or losses in the consolidated statements of operations. The Company was ultimately responsible for the valuation of the interest rate swaps. To aid in determining the estimated fair value of the interest rate swaps, the Company relied on the forward interest rate curve and information obtained from a third-party financial institution.

The following table summarizes the net gains (losses) included in the consolidated statements of operations for changes in the fair value of the derivatives and the periodic net interest settlements under the derivatives for the years ended December 31, 2023, 2022, and 2021:

	Consolidated Statements of	Years Ended December 31,
(Dollars in thousands)	Operations Line	2023	2022	2021
Interest rate swap agreements	Net realized investment gains (losses)	$—	$10,073	$2,424
Futures contracts on bonds	Net realized investment gains (losses)	—	—	(319)
		$—	$10,073	$2,105

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022 and was not utilizing interest rate swap agreements as of December 31, 2022. As of December 31, 2021, the Company was due $1.8 million for funds it needed to post to execute the swap transaction and $9.8 million for margin calls made in connection with the interest rate swaps. These amounts are included in other assets on the consolidated balance sheets. There are no outstanding amounts related to the interest rate swap agreements on the consolidated balance sheets as of December 31, 2023 or 2022.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2023	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$494,223	$—	$—	$494,223
Obligations of states and political subdivisions	—	26,150	—	26,150
Mortgage-backed securities	—	58,927	—	58,927
Commercial mortgage-backed securities	—	79,080	—	79,080
Asset-backed securities	—	202,952	—	202,952
Corporate bonds	—	291,713	—	291,713
Foreign corporate bonds	—	140,748	—	140,748
Total fixed maturities	494,223	799,570	—	1,293,793
Equity securities	—	16,508	—	16,508
Total assets measured at fair value	$494,223	$816,078	$—	$1,310,301

As of December 31, 2022	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$344,103	$—	$—	$344,103
Obligations of states and political subdivisions	—	31,595	—	31,595
Mortgage-backed securities	—	61,156	960	62,116
Commercial mortgage-backed securities	—	98,664	—	98,664
Asset-backed securities	—	189,073	327	189,400
Corporate bonds	—	336,767	2,013	338,780
Foreign corporate bonds	—	183,540	—	183,540
Total fixed maturities	344,103	900,795	3,300	1,248,198
Equity securities	—	16,249	1,271	17,520
Total assets measured at fair value	$344,103	$917,044	$4,571	$1,265,718

The securities classified as Level 1 in the above tables consist of U.S. treasuries actively traded on an exchange.

The securities classified as Level 2 in the above tables consist primarily of fixed maturities and preferred stocks. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities and preferred stocks, security prices are derived through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. If there are no recent reported trades, matrix or model processes are used to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

The investments classified as Level 3 in the above table consist of fixed maturities and equity securities with unobservable inputs.

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Beginning balance	$4,571	$2,769	$—
Total gains (realized / unrealized):
Included in accumulated other comprehensive income	30	(21)	(35)
Included in earnings attributable to realized gains / losses	(290)	(61)	60
Transfers into level 3	—	857	1,400
Transfers out of level 3	—	—	(1,815)
Amortization of bond premium and discount, net	5	6	1
Purchases	332	2,304	3,286
Sales	(4,648)	(1,283)	(128)
Ending balance	—	4,571	2,769
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$(155)	$95	$—

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$4,048	$14,214	$4,832	$14,214
Mortgage Debt Fund, LP (2)	8,172	—	9,771	—
Global Debt Fund, LP (3)	26,016	—	23,573	—
Total	$38,236	$14,214	$38,176	$14,214

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

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.8 million, ($5.0) million, and $10.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

•
Corporate and agency bonds, as well as preferred stock, are evaluated by utilizing a spread to a benchmark curve. Bonds with similar characteristics are grouped into specific sectors. Inputs for both asset classes consist of trade prices, broker quotes, the new issue market, and prices on comparable securities.

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

During 2023 and 2022, the Company has not adjusted quotes or prices obtained from the pricing vendors.

8.
Goodwill and Intangible Assets

Goodwill

As a result of an acquisition in 2010, the Company has goodwill of $4.8 million within the Penn-America segment. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired.

As a result of an acquisition in 2015, the Company had goodwill of $1.7 million. Of this amount, $0.6 million was allocated to its Farm, Ranch & Stable business and $1.1 million was allocated to its specialty property business. This goodwill, which was part of the Non-Core Operations segment, was impaired due to the sale of the renewal rights related to Farm, Ranch & Stable business and manufactured and dwelling homes business. An impairment loss of $0.6 million and $1.1 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Impairment testing performed in 2023 did not result in an impairment of goodwill acquired.

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	Penn-America	Non-Core Operations	Total
Balance as of January 1, 2022	$4,820	$578	$5,398
Impairment	—	(578)	(578)
Balance as of December 31, 2022	4,820	—	4,820
Impairment	—	—	—
Balance as of December 31, 2023	$4,820	$—	$4,820

Accumulated impairment losses were $0.6 million at December 31, 2022. There were no accumulated impairment losses at December 31, 2023.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2023:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Customer relationships	15 years	5,300	4,844	—	456
		$19,300	$4,844	$—	$14,456

The following table presents details of the Company’s intangible assets as of December 31, 2022:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	10,000	—	5,000	5,000
Customer relationships	15 years	5,300	4,490	—	810
Agent relationships	10 years	900	649	251	—
Tradenames	7 years	600	600	—	—
		$25,800	$5,739	$5,251	$14,810

Amortization related to the Company’s definite lived intangible assets was $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The weighted average amortization period for total definite lived intangible assets was 15.0 years and 13.6 years at December 31, 2023 and 2022, respectively.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2024	$353
2025	103
2026	—
2027	—
2028	—

Intangible assets with indefinite lives

As of both December 31, 2023 and 2022, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, was $14.0 million.

State licenses with a net value of $5.0 million, within the Company’s Non-Core Operations segment, were impaired due to the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business. This impairment loss of $5.0 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business.

Other than the impairment of state insurance licenses due to the sale of the Farm, Ranch & Stable renewal rights, there was no impairment of intangible assets with indefinite lives in 2023, 2022, and 2021.

Intangible assets with definite lives

As of December 31, 2023 and 2022, definite lived intangible assets, net of accumulated amortization, were $0.5 million and $0.8 million, respectively, and were comprised of customer relationships, agent relationships, and tradenames.

Agent relationships with a net value of $0.1 million were impaired due to the sale of the renewal rights related to the Company's Farm, Ranch & Stable business and agent relationships with a net value of $0.2 million were impaired due to the sale of renewal rights related to the Company’s manufactured and dwelling homes business. Both of these impairments were within the Company’s Non-Core Operations segment. These impairment losses of $0.1 million and $0.2 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business.

Other than the impairments of agent relationships due to the sales of renewal rights, there was no impairment of intangible assets with definite lives in 2023, 2022, and 2021.

9.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$3,322	$2,996
Current period provision for expected credit losses	1,636	1,796
Write-offs	(162)	(1,470)
Ending balance	$4,796	$3,322

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The Company's allowance for expected credit losses related to the reinsurance receivables was $9.0 million at December 31, 2023 and 2022.

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

The Company had the following reinsurance balances as of December 31, 2023 and 2022:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Reinsurance receivables, net	$80,439	$85,721
Collateral securing reinsurance receivables	(8,752)	(8,937)
Reinsurance receivables, net of collateral	$71,687	$76,784
Allowance for expected credit losses	$8,992	$8,992
Prepaid reinsurance premiums	4,958	17,421

As of December 31, 2023, the Company had the following aggregated unsecured reinsurance receivables from one reinsurer that exceeded 3% of shareholders’ equity. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2023)
Munich Re America Corporation	$41,213	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2023:
Direct business	$350,748	$376,288
Reinsurance assumed	65,649	126,611
Reinsurance ceded	(17,078)	(29,542)
Net premiums	$399,319	$473,357
For the year ended December 31, 2022:
Direct business	$573,412	$589,131
Reinsurance assumed	154,191	135,896
Reinsurance ceded	(136,272)	(122,556)
Net premiums	$591,331	$602,471
For the year ended December 31, 2021:
Direct business	$584,467	$578,171
Reinsurance assumed	97,655	78,880
Reinsurance ceded	(102,054)	(61,441)
Net premiums	$580,068	$595,610

Ceded losses and loss adjustment expenses incurred were $27.6 million, $48.7 million, and $34.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

11.
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

As of December 31, 2023, the statutory income tax rates of the countries where the Company conducts or conducted business are 21% in the United States, 0% in Bermuda, and 25% on non-trading income, 33% on capital gains and 12.5% on trading income in the Republic of Ireland. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company's income before income taxes is derived from its U.S. subsidiaries for the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current income tax expense:
Foreign	$14	$4	$54
U.S. Federal	2,207	422	—
Total current income tax expense	2,221	426	54
Deferred income tax expense:
U.S. Federal	5,326	2,395	3,395
Total deferred income tax expense	5,326	2,395	3,395
Total income tax expense	$7,547	$2,821	$3,449

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$6,925	21.0%	$414	21.0%	$6,889	21.0%
Adjustments:
Non-deductible executive compensation	1,753	5.3	—	—	—	—
Dividend exclusion	(76)	(0.2)	(89)	(4.5)	(78)	(0.2)
Change in tax status	—	—	700	35.5	—	—
Parent income treated as partnership for tax	(1,260)	(3.8)	2,156	109.4	(4,057)	(12.4)
Other	205	0.6	(360)	(18.3)	695	2.1
Effective income tax expense	$7,547	22.9%	$2,821	143.1%	$3,449	10.5%

The effective income tax expense rate for 2023 was 22.9%, compared with an effective income tax expense rate of 143.1% for 2022 and an effective income tax expense rate of 10.5% for 2021. The difference between years is primarily due to a change in income or loss at the parent company which is treated as a partnership for tax.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2023 and 2022 are presented below:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$9,668	$9,522
Unearned premiums	7,472	10,581
Net operating loss carryforward	16,540	24,454
Partnership K1 basis differences	753	1,234
Capital loss carryforwards	4,241	2,338
Investment impairments	337	124
Stock options	416	1,465
Stat-to-GAAP reinsurance reserve	1,668	1,668
Unrealized loss on securities available-for-sale	5,583	10,568
Depreciation and amortization	1,368	1,211
Software	1,260	—
Other	998	1,353
Total deferred tax assets	50,304	64,518
Deferred tax liabilities:
Intangible assets	3,036	3,146
Deferred acquisition costs	8,914	13,628
Other	1,552	645
Total deferred tax liabilities	13,502	17,419
Total net deferred tax assets	$36,802	$47,099

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States. Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2023 and 2022.

The Company has a net operating loss (“NOL”) carryforward of $78.8 million as of December 31, 2023, which begins to expire in 2038 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2022 was $116.4 million.

The Company did not have any Section 163(j) ("163(j)") carryforward as December 31, 2023 or 2022. The 163(j) carryforward relates to the limitation on the deduction for business interest expense paid or accrued.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2020.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities. All tax benefits recognized by the Company in 2023, 2022, and 2021 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company did not record any significant liabilities for tax-related interest and penalties on its consolidated balance sheets.

12.
Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Balance at beginning of period	$832,404	$759,904	$662,811
Less: Ceded reinsurance receivables	73,021	94,443	82,158
Net balance at beginning of period	759,383	665,461	580,653
Incurred losses and loss adjustment expenses related to:
Current year	279,609	367,298	376,306
Prior years	9,544	(8,070)	8,658
Total incurred losses and loss adjustment expenses	289,153	359,228	384,964
Paid losses and loss adjustment expenses related to:
Current year	72,717	103,442	149,092
Prior years	198,049	161,864	151,064
Total paid losses and loss adjustment expenses	270,766	265,306	300,156
Net balance at end of period	777,770	759,383	665,461
Plus: Ceded reinsurance receivables	72,829	73,021	94,443
Balance at end of period	$850,599	$832,404	$759,904

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2023, the Company increased its prior accident year loss reserves by $9.5 million, which consisted of a $29.9 million increase related to Penn-America and a $20.3 million decrease related to Non-Core Operations.

The $29.9 million increase in prior accident year loss reserves related to Penn-America primarily consisted of the following:

•
General Liability: A $28.6 million increase mainly reflects higher than expected claims severity in accident years 2018 through 2022, partially offset by decreases in the 1998, 2000 through 2010, 2012 and 2014 through 2017 accident years.
•
Property: A $1.3 million increase primarily recognizes higher than expected claims severity in the 2016, 2019, 2020 and 2022 accident years, partially offset by decreases in the 2015 and 2021 accident years.

The $20.3 million decrease in prior accident year loss reserves related to Non-Core Operations primarily consisted of the following:

•
Property: A $0.8 million increase mainly recognizes higher than expected claims severity in the 2021 and 2022 accident years, partially offset by decreases in the 2016, 2018 and 2020 accident years.
•
General Liability: A $10.2 million increase primarily recognizes higher than expected claims severity in accident years prior to 1990 and 2019 through 2022, partially offset by decreases in the 1995, 2013, 2014 and 2016 through 2018 accident years.
•
Reinsurance: A $31.2 million decrease in total is comprised of a $17.7 million decrease in the property lines in the 2013 through 2021 accident years; a $7.2 million decrease was recognized in professional lines in the 2017 and 2019 through 2021 accident years, partially offset by increases in the 2016 and 2022 accident years; and a $6.3 million decrease in general liability mainly in the 2012 and 2019 through 2022 accident years.

During 2022, the Company decreased its prior accident year loss reserves by $8.1 million, which consisted of a $2.8 million increase related to Penn-America and a $10.9 million decrease related to Non-Core Operations.

The $2.8 million increase in prior accident year loss reserves related to Penn-America primarily consisted of the following:

•
General Liability: A $6.0 million increase mainly reflects higher than expected claims severity in accident years prior to 1990, 1998, 2000, 2002, 2010 and 2016 through 2020 accident years, partially offset by decreases in the 2006, 2007, 2009 and 2011 through 2015 accident years.
•
Property: A $3.2 million decrease primarily recognizes lower than expected claims severity in the 2010, 2012, 2016, 2020 and 2021 accident years, partially offset by increases in the 2011, 2015 and 2018 accident years.

The $10.9 million decrease in prior accident year loss reserves related to Non-Core Operations primarily consisted of the following:

•
Property: A $1.4 million increase mainly reflects higher than expected claims severity in the 2016 through 2018 and 2020 accident years, partially offset by decreases in the 2019 and 2021 accident years.
•
General Liability: A $2.4 million decrease primarily recognizes lower than expected claims severity in the 1992, 2001 through 2003, 2007 through 2012 and 2014 through 2017 accident years, partially offset by increases in accident years prior to 1990 and 2018 through 2021 accident years.

•
Professional: A $2.1 million decrease primarily in 2008 through 2010 and 2012 through 2015 accident years.
•
Reinsurance: A $7.6 million decrease in total is comprised of a $6.3 million decrease in the property lines primarily in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year; a $3.6 million decrease was recognized in professional lines in the 2016 accident year; and a $2.3 million increase in general liability mainly in the 2019 through 2021 accident years.

During 2021, the Company increased its prior accident year loss reserves by $8.7 million, which consisted of a $1.8 million increase related to Penn-America and a $6.8 million increase related to Non-Core Operations.

The $1.8 million increase in prior accident year loss reserves related to Penn-America primarily consisted of the following:

•
General Liability: A $1.2 million reduction primarily reflects lower than expected claims severity in the 2004 through 2009, 2014 through 2016, 2018 and 2020 accident years, partially offset by increases in the 2017 and 2019 accident years.

•
Property: A $3.0 million increase primarily recognizes higher than expected claims severity mainly in the 2010, 2012, 2016, 2018 and 2020 accident years, partially offset by a decrease in the 2011, 2015, 2017, and 2019 accident years.
•
Professional Liability: A $0.1 million increase mainly in the 2018 accident years mainly reflecting higher than anticipated claims severity.

The $6.8 million increase of prior accident year loss reserves related to Non-Core Operations primarily consisted of the following:

•
Property: A $11.3 million increase in total which is primarily due to case incurred emergence on a Property Brokerage claim in the 2018 accident year reflecting a higher estimated ultimate for Hurricane Michael. In addition, there were increases in the 2015, 2016, 2019 and 2020 accident years which reflects higher than expected claims severity; the increases were partially offset by a decrease in the 2017 accident year.

•
General Liability: A $1.6 million decrease primarily reflects lower than expected claims severity in accident years prior to 1990, 2000 through 2002, 2011, 2012 and 2014 through 2017 accident years, partially offset by increases in the 1992, 2007, 2009 and 2018 through 2020 accident years.
•
Professional Liability: A $0.1 million decrease primarily in the 2018 accident year.

•
Reinsurance: A $2.8 million decrease in total is comprised of a $1.7 million decrease in the property lines primarily in the 2015, 2017, 2018 and 2020 accident years, partially offset by an increase in the 2019 accident year and a $1.1 million decrease was recognized in professional lines mainly in the 2015 accident year, reflecting that the inception-to-date case incurred remained zero for this claims-made segment in this year.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon Management’s best estimate in consideration of known facts, existing case law, and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2023 and 2022, gross reserves for CD claims were $30.4 million and $34.8 million, respectively, and net reserves for CD claims were $28.8 million and $33.4 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2023, 2022, and 2021 were IBNR reserves of $17.3 million, $18.9 million, and $20.1 million, respectively, and case reserves of approximately $3.8 million, $2.8 million, and $1.9 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$37,142	$39,153	$47,593
Plus: Change in incurred losses and loss adjustment expenses	1,419	2,658	(7,500)
Less: Payments	1,730	4,669	940
Gross reserves for A&E losses and loss adjustment expenses – end of period	$36,831	$37,142	$39,153

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$21,647	$21,985	$28,679
Plus: Change in incurred losses and loss adjustment expenses	(1)	1,962	(6,500)
Less: Payments	539	2,300	194
Net reserves for A&E losses and loss adjustment expenses – end of period	$21,107	$21,647	$21,985

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

As of December 31, 2023, 2022, and 2021, the survival ratio on a gross basis for the Company’s open A&E claims was 15.1 years, 16.9 years, and 33.3 years, respectively. As of December 31, 2023, 2022, and 2021, the survival ratio on a net basis for the Company’s open A&E claims was 20.9 years, 22.8 years, and 63.5 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts. The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2014 to 2022, is presented as required supplementary unaudited information.

Penn-America

Property and Casualty Methodologies

Penn-America’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2023. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE for most reserve categories. Additional actuarial methodologies were employed to develop estimates of ultimate loss & ALAE for mass tort and constructions defect reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2023. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Penn-America’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Penn-America – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2023
Accident Year	2021	2022	2023	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2021	$81,703	$80,477	$79,278	$2,476	3,599
2022		80,485	81,232	6,979	3,040
2023			72,862	12,067	2,339
Total			$233,372

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Penn-America – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023
	(unaudited)	(unaudited)
2021	$49,041	$72,804	$74,982
2022		48,646	71,530
2023			50,543
Total			197,055
All outstanding liabilities before 2021, net of reinsurance			4,560
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$40,877

The following is required supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Penn-America - Property	63.7%	29.1%	2.7%

Penn-America – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$43,587	$42,841	$41,817	$41,530	$41,038	$39,516	$37,336	$37,034	$35,944	$35,632	$747	1,744
2015		47,299	46,306	47,055	46,958	48,462	45,968	45,439	45,254	43,764	1,389	1,774
2016			45,684	45,230	44,758	43,055	42,798	42,237	42,291	42,166	1,505	1,630
2017				46,050	45,970	44,720	44,078	45,071	45,581	45,212	2,031	1,645
2018					48,830	48,450	47,783	47,175	47,726	47,721	2,812	1,993
2019						59,512	59,384	61,055	63,139	69,013	6,184	2,315
2020							72,149	71,693	75,412	86,132	12,837	2,429
2021								96,705	96,268	108,042	33,181	2,998
2022									123,985	129,796	72,604	2,947
2023										122,770	100,176	1,564
									Total	$730,248

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Penn-America – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$2,103	$10,583	$17,457	$24,113	$29,152	$31,725	$33,669	$34,020	$34,255	$34,639
2015		2,903	11,999	20,459	28,579	34,932	37,850	39,078	40,596	41,655
2016			3,478	11,130	17,314	28,601	33,734	36,472	38,597	39,466
2017				4,412	10,286	19,818	26,834	31,766	36,672	39,833
2018					3,575	11,622	17,714	27,571	34,019	41,133
2019						4,818	12,015	24,082	38,153	51,672
2020							3,795	14,672	33,882	55,914
2021								5,639	20,405	44,663
2022									10,346	29,358
2023										7,378
Total										385,711
All outstanding liabilities before 2014, net of reinsurance										6,948
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$351,485

The following is required supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Penn-America - Casualty	6.9%	16.0%	18.7%	20.9%	14.1%	9.2%	5.1%	2.2%	1.5%	1.1%

Non-Core Operations

Property and Casualty Methodologies

Non-Core Operations’ internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2023. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2023. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Non-Core Operations includes business acquired in the purchase of American Reliable, which occurred on January 1, 2015. The acquisition included the purchase of the business of the legal entity as well as additional books of business written by other Assurant entities. In addition, ceding arrangements subsequent to the date of the acquisition are not consistent with years prior to the acquisition. As a result, it is not practical, nor would it be consistent, to include information for years prior to 2015 in the development tables for Non-Core Operations. It also includes experience for reinsurance contracts which the Company does not have direct access to claim frequency information, so claim frequency information will not be provided for Non-Core Operations as it is not available for all the experience contained within this category.

Non-Core Operations – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,				As of December 31, 2023
Accident Year	2020	2021	2022	2023	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)
2020	$161,353	$164,648	$166,076	$160,082	$4,502	—
2021		111,042	108,443	109,047	4,530	—
2022			44,668	47,558	1,689	—
2023				10,105	1,882	—
Total				$326,792

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Non-Core Operations – Property

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)
2020	$125,136	$148,167	$153,421	$155,690
2021		84,333	100,865	102,420
2022			35,635	43,468
2023				7,802
Total				309,380
All outstanding liabilities before 2020, net of reinsurance				34,927
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance				$52,339

The following is required supplementary information about average historical claims duration as of December 31, 2023.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4
Non-Core Operations - Property	76.9%	15.3%	2.4%	1.4%

Non-Core Operations – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									As of December 31, 2023
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$31,802	$33,731	$35,350	$36,534	$35,081	$32,297	$30,885	$29,905	$29,820	$585	—
2016		33,548	33,246	32,042	29,685	30,308	30,047	26,130	29,460	1,374	—
2017			32,645	32,097	31,138	32,040	31,077	31,260	26,168	1,947	—
2018				29,798	30,168	31,126	34,749	35,067	34,131	2,701	—
2019					36,892	36,933	40,469	41,398	37,619	9,286	—
2020						55,088	56,041	57,890	53,765	19,119	—
2021							76,971	79,396	81,538	43,560
2022								109,182	114,189	83,462	—
2023									66,102	58,333	—
Total									$472,792

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

Non-Core Operations – Casualty

(Dollars in thousands)

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$3,979	$11,470	$17,615	$23,354	$26,144	$27,005	$28,231	$28,379	$28,445
2016		4,164	9,782	14,495	18,196	19,383	22,005	23,539	25,791
2017			2,633	7,230	11,915	18,263	20,183	21,912	22,904
2018				2,063	6,769	13,320	19,773	23,041	25,403
2019					2,406	7,814	15,271	21,877	25,553
2020						3,346	12,074	18,816	27,235
2021							4,820	11,121	23,355
2022								4,517	14,607
2023									4,000
Total									197,293
All outstanding liabilities before 2015, net of reinsurance									32,413
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$307,912

The following is required supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9
Non-Core Operations - Casualty	8.0%	15.3%	17.3%	18.0%	8.0%	6.3%	4.4%	4.1%	0.2%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2023 is as follows:

Net outstanding liabilities
Penn-America – Property	$40,877
Penn-America – Casualty	351,485
Non-Core Operations – Property	52,339
Non-Core Operations – Casualty	307,912
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	752,613
Reinsurance recoverable on unpaid claims
Penn-America – Property	3,592
Penn-America – Casualty	22,693
Non-Core Operations – Property	22,100
Non-Core Operations – Casualty	24,446
Total reinsurance recoverable on unpaid claims	72,831
Other outstanding liabilities
Penn-America
Ceded Allowance	—
Unallocated claims adjustment expenses	11,654
Loss Clearing	(881)
Non-Core Operations
Ceded Allowance	8,992
Unallocated claims adjustment expenses	7,016
Other	(1,626)
Total other outstanding liabilities	25,155
Total gross liability for unpaid losses and loss adjustment expenses	$850,599

13.
Debt

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

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on the 2047 Notes was $3.0 million and $10.4 million for the years ended December 31, 2022, and 2021, respectively. The Company did not incur any interest expense related to the 2047 Notes for the year ended December 31, 2023.

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

14.
Leases

The Company leases office space and equipment under various operating lease arrangements. The Company’s leases have remaining lease terms ranging from 3 months to 6 years. Some building leases have options to extend, terminate, or retract the leased area.

In conjunction with the sale of the renewal rights related to both the Company's Farm, Ranch & Stable business and the Company's manufactured and dwelling homes business as well as the Company's decision to terminate its lease in Cavan, Ireland due to employees in Ireland working remotely, the Company recognized the following impairment losses:

		Years Ended December 31,
(Dollars in thousands)	Consolidated Statements of Operations Line	2023	2022	2021
Scottsdale, Arizona	Corporate and other operating expenses	$—	$—	$1,515
Scottsdale, Arizona	Acquisition costs and other underwriting expenses	—	681	—
Omaha, Nebraska	Acquisition costs and other underwriting expenses	—	488	—
Cavan, Ireland	Acquisition costs and other underwriting expenses	—	168	—
Total lease impairment		$—	$1,337	$1,515

Please see Note 2 for additional information on the sale of the renewal rights.

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease expenses	$2,052	$2,372	$2,789
Short-term lease expenses	12	15	8
Sublease income (1)	(331)	(331)	(55)
Total lease expenses	$1,733	$2,056	$2,742

(1) In connection with the sale of the renewal rights related to the Company's manufactured and dwelling homes business, K2 is subleasing approximately one third of the Company's Scottsdale, Arizona office. The Company intends to exercise its early termination clause in the Scottsdale, Arizona lease and expects to receive $1.6 million in sublease payments between October 2021 through October 2026.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,852	$2,056	$2,797
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—	$783

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2023	2022
Assets:
Operating lease assets	Lease right of use assets	$9,715	$11,739

Liabilities:
Operating lease liabilities	Lease liabilities	$12,733	$15,701

Weighted-average remaining lease term
Operating leases		5.0 years	6.6 years

Weighted-average discount rate
Operating leases (1)		0.8%	0.9%

(1) Represents the Company’s incremental borrowing rate at the time the leases were contracted.

At December 31, 2023, future minimum lease payments under non-cancelable operating leases were as follows.

(Dollars in thousands)	Operating Leases (1)	Expected Sublease Income
2024	$2,729	$297
2025	2,794	388
2026	2,650	342
2027	1,591	—
2028	1,611	—
Thereafter	1,631	—
Total future minimum lease payments	13,006	1,027
Less: amount representing interest	273	—
Present value of minimum lease payments	$12,733	$1,027

(1)
Includes future minimum lease payments of $3.2 million on leases that have been impaired because the property is no longer in use.

15.
Shareholders’ Equity

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

Distributions

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
September 28, 2023	October 9, 2023	October 16, 2023	3,385
December 7, 2023	December 22, 2023	December 29, 2023	3,385
Various (1)	Various	Various	(86)
Total			$13,469

(1)
Represents distributions declared on unvested shares, net of forfeitures

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
September 23, 2022	October 4, 2022	October 11, 2022	3,616
December 8, 2022	December 23, 2022	December 30, 2022	3,389
Various (1)	Various	Various	339
Total			$14,543

(1)
Represents distributions declared on unvested shares, net of forfeitures

Distribution payments of $0.25 per common share per quarter were declared during the year ended December 31, 2021 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
February 14, 2021	March 22, 2021	March 31, 2021	$3,570
June 5, 2021	June 21, 2021	June 30, 2021	3,579
September 11, 2021	September 23, 2021	September 30, 2021	3,583
December 4, 2021	December 20, 2021	December 31, 2021	3,587
Various (1)	Various	Various	259
Total			$14,578

(1)
Represents distributions declared on unvested shares, net of forfeitures

In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during each of the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023 and 2022, accrued distributions on unvested common shares, which were included in other liabilities on the consolidated balance sheets, were $0.3 million and $1.1 million, respectively. Accrued preferred distributions were less than $0.1 million as of December 31, 2023 and 2022 and were also included in other liabilities on the consolidated balance sheets.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2023, 2022, and 2021, Global Indemnity purchased an aggregate of 18,860, 15,954 and 17,318, respectively, of surrendered class A common shares from its employees for $0.6 million, $0.4 million, and $0.5 million, respectively.

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a stock repurchase program beginning in the fourth quarter of 2022. On January 3, 2023, Global Indemnity Group, LLC announced that it had authorized an increase in the aggregate stock repurchase program from $32 million, which was authorized on October 21, 2022, to $60 million. On June 8, 2023, Global Indemnity Group, LLC's Board of Directors approved an additional increase in the existing share buyback authorization amount of $60 million to $135 million. The authorization to repurchase will expire on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued in December 2022 to one of the Directors of Global Indemnity Group, LLC at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the stock repurchase program in October 2022.

Shares purchased from employees or third parties by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2023:

Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Class A common shares:
January 1-31, 2023	3,302	(3)	$23.31	—	—
January 1-31, 2023	250,000	(4)	$25.90	250,000	$106,604,066
April 1-30, 2023	200,000	(4)	$28.00	200,000	$101,004,066
June 1-30, 2023	15,558	(3)	$33.74	—	$101,004,066
Total	468,860		$27.04	450,000

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.
(4)
Purchased as part of the stock repurchase program which commenced in 4th quarter of 2022.

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

(1)
Based on settlement date.
(2)
Based on the $32 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.
(4)
Purchased as part of the stock repurchase program which commenced in 4th quarter of 2022.

Global Indemnity Group, LLC converted 153,594 of class B common shares to class A common shares on November 14, 2022. There were no other class B common shares that were surrendered, repurchased, or redeemed in 2023 or 2022.

Each class A common share has one vote and each class B common share has ten votes.

As of December 31, 2023, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2023. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of December 31, 2023.

16.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of December 31, 2023. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the chief executive and founder of Fox Paine & Company, LLC.

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

Pursuant to the Third Amended and Restated Management Agreement, (“Management Agreement”) dated August 28, 2020, between Global Indemnity Group, LLC and Fox Paine & Company, LLC, Global Indemnity Group, LLC agrees to pay, or to cause one of its affiliates to pay, an annual service fee (“Annual Service Fee”) as compensation for Fox Paine & Company, LLC’s ongoing provision of certain financial and strategic consulting, advisory and other services to Global Indemnity Group, LLC and its affiliates, and to reimburse all direct and indirect expenses paid or incurred in connection with such services upon request, excluding expenses for travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors. The Annual Service Fee is adjusted annually to reflect the aggregate increase in the CPI-U. The current fee charged for the twelve month period beginning September 5, 2023 was $3.2 million. Should Global Indemnity Group, LLC and Fox Paine & Company, LLC agree that the Annual Service Fee will be deferred, the Annual Service Fee will become subject to an annual adjustment equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Service Fees and adjustment amounts accumulated and unpaid through such date.

Management fee expense of $3.1 million, $2.9 million, and $2.7 million was incurred during the years ended December 31, 2023, 2022, and 2021, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.1 million as of December 31, 2023 and 2022.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2023, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company expects minimal capital calls will be made prospectively.

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

Share Incentive Plan

On June 14, 2023, the Company’s Shareholders approved the Global Indemnity Group, LLC 2023 Share Incentive Plan (“the 2023 Plan”). The primary purpose of the 2023 Plan is to provide Global Indemnity a competitive advantage in attracting, retaining, and motivating officers, employees, consultants and non-employee directors, and to position Global Indemnity to offer incentives linked to the financial results of the Company’s business and increases in shareholder value. Under the 2023 Plan, the Company may issue up to 2.5 million class A common shares pursuant to awards granted under the Plan. The 2023 Plan replaced the Global Indemnity Group, LLC 2018 Share Incentive Plan, as amended and restated on August 28, 2020, which expired pursuant to its terms on March 4, 2023.

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2021	900,000	100,000	1,000,000	40.04
Options issued	—	140,000	140,000	28.70
Options forfeited	(300,000)	(146,667)	(446,667)	47.06
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2021	600,000	93,333	693,333	33.23
Options issued	200,000	—	200,000	20.77
Options forfeited	—	(46,666)	(46,666)	28.70
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2022	800,000	46,667	846,667	30.54
Options issued	—	—	—	—
Options forfeited	(600,000)	(46,667)	(646,667)	33.56
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2023 (1)	200,000	—	200,000	$20.77
Options exercisable at December 31, 2023 (1)	200,000	—	200,000	$20.77

(1)
Represents stock options granted to the Company's Chief Executive Officer. See note below under Chief Executive Officer for additional information.

The Company recorded $0.2 million, $0.3 million, and ($1.1) million of compensation expense for stock options under the Plan during the years ended December 31, 2023, 2022, and 2021, respectively.

The Company did not receive any proceeds from the exercise of options during 2023, 2022 or 2021 under the Plan.

The Company does not anticipate any additional compensation expense related to options outstanding under the Plan at December 31, 2023.

Option intrinsic values, which are the differences between the fair value of $32.24 at December 31, 2023 and the weighted average strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	200,000	20.77	$2.3 Million
Exercisable	200,000	20.77	$2.3 Million
Exercised (1)	—	—	—

(1)
The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

There were no options granted under the Plan in 2023. The weighted average fair value of options granted under the Plan was $2.98 in 2022 and $6.95 in 2021 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2022	2021
Dividend yield	2.0%	2.0%
Expected volatility	22.56%	38.64%
Risk-free interest rate	4.49%	0.2%
Expected option life	2.0 years	3.5 years

The following tables summarize the range of exercise prices of options outstanding at December 31, 2023, 2022, and 2021:

Ranges of Exercise Prices	Outstanding at December 31, 2023	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	5.8 years
Total	200,000

Ranges of Exercise Prices	Outstanding at December 31, 2022	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 - $19.99	300,000	$17.87	0.0 years
$20.00 - $24.99	200,000	$20.77	6.8 years
$25.00 - $39.99	46,667	$28.70	8.1 years
$50.00 - $59.99	300,000	$50.00	5.0 years
Total	846,667

Ranges of Exercise Prices	Outstanding at December 31, 2021	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 - $19.99	300,000	$17.87	0.0 years
$25.00 - $39.99	93,333	$28.70	9.0 years
$50.00 - $59.99	300,000	$50.00	6.0 years
Total	693,333

Restricted Shares / Restricted Stock Units

In addition to stock option grants, the Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors. The Company recognized compensation expense for restricted stock of $2.7 million, $2.0 million, and $2.5 million for 2023, 2022, and 2021, respectively. There is no unrecognized compensation expense for the non-vested restricted stock at December 31, 2023. The Company recognized compensation expense for restricted stock units of $0.5 million, $1.5 million, and $0.9 million for 2023, 2022 and 2021, respectively. The total unrecognized compensation expense for the non-vested restricted stock units is $0.1 million at December 31, 2023, which will be recognized over a weighted average life of 0.5 years.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2020	1,171,576	747,601	1,919,177
2021	—	83,199	83,199
2022	—	97,260	97,260
2023	—	91,088	91,088
	1,171,576	1,019,148	2,190,724

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2023, 2022, and 2021:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2021	35,403	38.45
Shares issued	83,199	27.24
Shares vested	(101,048)	29.59
Shares forfeited	(2,915)	36.58
Non-vested Restricted Shares at December 31, 2021	14,639	36.23
Shares issued	97,260	25.08
Shares vested	(100,975)	25.49
Shares forfeited	(10,924)	36.23
Non-vested Restricted Shares at December 31, 2022	—	—
Shares issued	91,088	29.83
Shares vested	(91,088)	29.83
Shares forfeited	—	—
Non-vested Restricted Shares at December 31, 2023	—	$—

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Unit Awards
Year	Employees	Directors	Total
Inception through 2020	336,736	41,667	378,403
2021	—	—	—
2022	—	—	—
2023	—	—	—
	336,736	41,667	378,403

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2023, 2022, and 2021:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2021	315,026	$30.26
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(44,245)	30.08
Restricted Stock Units forfeited	(43,425)	30.06
Non-vested Restricted Stock Units at December 31, 2021	227,356	$30.33
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(47,633)	30.35
Restricted Stock Units forfeited	(51,885)	29.82
Non-vested Restricted Stock Units at December 31, 2022	127,838	$30.53
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(61,652)	30.43
Restricted Stock Units forfeited	(14,893)	30.18
Non-vested Restricted Stock Units at December 31, 2023	51,293	$30.75

Upon vesting, the restricted stock units are converted to restricted class A common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2023, 2022, and 2021, the Company granted 91,088, 97,260, and 83,199 class A common shares, respectively, at a weighted average grant date value of $29.83, $25.08, and $27.24 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested on January 13, 2023. All other shares granted to non-employee directors of the Company are fully vested but subject to certain restrictions.

There were no restricted class A common shares or restricted stock units granted to key employees during the years ended December 31, 2023, 2022, or 2021.

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

There were no BVARs granted during the years ended December 31, 2023 and 2022.

The Company recorded $2.3 million in compensation expense during the year ended December 31, 2021. This expense was reversed in 2022 when the BVARs were forfeited. There was no compensation expense related to BVARs during the year ended December 31, 2023. There were no accrued expenses related to BVARs as of December 31, 2023 or 2022.

Book Value Rights ("BVR")

Book Value Rights are awards issued to employees which are indexed to Penn-Patriot Insurance Company's equity. Penn-Patriot Insurance Company is a wholly owned subsidiary of the Company. The BVRs are payable in either cash or Global Indemnity Group, LLC's class A common shares at the discretion of Global Indemnity Group, LLC's Board of Directors.

In 2023, the Company granted 177,045 Penn-Patriot Book Value Rights. These BVR will vest 50% on March 3, 2025 and 50% on March 3, 2026.

In 2022, the Company granted 179,096 Penn-Patriot Book Value Rights. Of these BVR, 69,034 BVR have a three year cliff vesting period. 34,463 BVR will vest on December 31, 2024. 20,855 BVR will vest 50% on April 18, 2025 and 50% on April 18, 2027. The remaining 54,745 BVR will vest as follows:

•
16.5% vested on January 1, 2023, 16.5% will vest on January 1, 2024, and 17.0% of the book value rights will vest on January 1, 2025.
•
Subject to Board approval, 50% of the book value rights will vest 100%, no later than March 15, 2026, following a re-measurement of 2022 results as of December 31, 2025.

In 2021, the Company granted 131,438 Penn-Patriot Book Value Rights. Of these BVR, 97,432 BVR have a three year cliff vesting period. Of the remaining 34,006 BVR, 50% vested on October 26, 2022 and 50% will be paid in January 2024.

The Company recorded $0.6 million, $0.8 million, and $0.1 million in compensation expense during the years ended December 31, 2023, 2022, and 2021, respectively, and had $1.3 million and $0.7 million accrued as of December 31, 2023, and 2022, respectively, related to the book value rights.

Chief Executive Officer

Effective October 21, 2022, Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as its Chief Executive Officer ("CEO"). The CEO Agreement provides for a grant of 200,000 stock options to acquire GBLI class A common shares with an exercise price equal to the closing price of GBLI’s class A common shares on the date of the grant. The options vested in four equal tranches as follows: 25% on each of November 1, 2022, February 1, 2023, May 1, 2023 and August 1, 2023 and are exercisable within 7 years of the grant notwithstanding any earlier termination of employment. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2018 Share Incentive Plan and written option agreement.

See Note 26 for additional information on stock options granted in connection with new CEO Agreement entered into on January 18, 2024.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the years ended December 31, 2023, 2022, and 2021.

19.
401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.6 million, $2.0 million, and $1.9 million for the three years ended December 31, 2023, 2022, and 2021, respectively.

20.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net income (loss)	$25,429	$(850)	$29,354
Less: preferred stock distributions	440	440	440
Net income (loss) available to common shareholders	$24,989	$(1,290)	$28,914

Denominator:
Weighted average shares for basic earnings per share	13,553,168	14,482,164	14,426,739
Non-vested restricted stock	—	—	11,016
Non-vested restricted stock units	49,616	—	120,936
Options	63,624	—	105,639
Weighted average shares for diluted earnings per share (1)	13,666,408	14,482,164	14,664,330

Earnings per share - Basic	$1.84	$(0.09)	$2.00
Earnings per share - Diluted	$1.83	$(0.09)	$1.97

(1)
For the year ended December 31, 2022, “weighted average shares outstanding – basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

If the Company had not incurred a loss during the year ended December 31, 2022, 14,644,274 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the year ended December 31, 2022 would have included 74,987 restricted stock units and 87,124 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2022 and 2021 does not include 346,667 and 393,333 options, respectively, which were deemed to be anti-dilutive. The year ended December 31, 2023 did not have any options that were deemed to be anti-dilutive.

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

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2023, the maximum amount of distributions that could be paid in 2024 by Penn-Patriot Insurance Company, the United National insurance companies, and the Penn-America insurance companies under applicable laws and regulations without regulatory approval is approximately $40.2 million, $29.8 million, and $12.6 million, respectively. The Penn-America insurance companies limitation includes $4.1 million that would be distributed to United National Insurance Company or its subsidiary, Penn Independent Corporation, based on the December 31, 2023 ownership percentages. The Company’s insurance subsidiaries did not declare or pay any dividends in 2023.

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

Based on the standards currently adopted, the Company reported in its 2023 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Statutory capital and surplus, as of end of period	$402,838	$367,275	$359,471
Statutory net income	60,976	23,044	29,696

22.
Segment Information

During the fourth quarter of 2023, the Company restructured its insurance operations to strengthen its market presence and enhance GBLI's focus on core products and made the decision to manage the business through two segments, Penn-America and Non-Core Operations. Management believes these segments allow users of the Company’s financial statements to better understand the Company's performance, better assess prospects for future net cash flows, and make more informed judgments about the Company as a whole. Segment results for prior years have been revised to reflect these changes.

Both segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4.

The Company manage the distribution of its core product offerings through its Penn-America segment (formerly known as Commercial Specialty). Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Programs, InsurTech, and Assumed Reinsurance product offerings. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The following are tabulations of business segment information for the years ended December 31, 2023, 2022, and 2021. Corporate information is included to reconcile segment data to the consolidated financial statements.

2023: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$369,660	$46,737	$416,397
Net written premiums	$356,796	$42,523	$399,319
Net earned premiums	$354,518	$118,839	$473,357
Other income	1,257	178	1,435
Total revenues	355,775	119,017	474,792
Losses and Expenses:
Net losses and loss adjustment expenses	233,239	55,914	289,153
Acquisition costs and other underwriting expenses	134,155	48,462	182,617
Income (loss) from segments	$(11,619)	$14,641	3,022
Unallocated Items:
Net investment income			55,444
Net realized investment losses			(2,107)
Corporate and other operating expenses			(23,383)
Income before income taxes			32,976
Income tax expense			(7,547)
Net income			$25,429

Segment assets	$982,083	$603,433	$1,585,516
Corporate assets			144,060
Total assets			$1,729,576

2022: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$387,967	$339,636	$727,603
Net written premiums	$370,306	$221,025	$591,331
Net earned premiums	$359,597	$242,874	$602,471
Other income	1,029	433	1,462
Total revenues	360,626	243,307	603,933
Losses and Expenses:
Net losses and loss adjustment expenses	214,854	144,374	359,228
Acquisition costs and other underwriting expenses	135,145	101,236	236,381
Income (loss) from segments	$10,627	$(2,303)	8,324
Unallocated Items:
Net investment income			27,627
Net realized investment losses			(32,929)
Other income			29,903
Corporate and other operating expenses			(24,421)
Interest expense			(3,004)
Loss on extinguishment of debt			(3,529)
Income before income taxes			1,971
Income tax expense			(2,821)
Net loss			$(850)

Segment assets	$937,919	$824,256	$1,762,175
Corporate assets			38,600
Total assets			$1,800,775

2021: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$349,962	$332,160	$682,122
Net written premiums	$328,659	$251,409	$580,068
Net earned premiums	$308,676	$286,934	$595,610
Other income	1,028	787	1,815
Total revenues	309,704	287,721	597,425
Losses and Expenses:
Net losses and loss adjustment expenses	184,163	200,801	384,964
Acquisition costs and other underwriting expenses	113,038	109,803	222,841
Income (loss) from segments	$12,503	$(22,883)	(10,380)
Unallocated Items:
Net investment income			37,020
Net realized investment gains			15,887
Other income			27,936
Corporate and other operating expenses			(27,179)
Interest expense			(10,481)
Income before income taxes			32,803
Income tax expense			(3,449)
Net income			$29,354

Segment assets	$837,108	$920,734	$1,757,842
Corporate assets			254,967
Total assets			$2,012,809

23.
Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest for 2023, 2022, and 2021:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Federal income taxes paid	$613	$426	$54
Interest paid	—	5,125	10,340

24.
Government Assistance

Enacted in March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provides tax relief and incentives to help in the recovery of businesses that partially or fully suspended operations during the coronavirus (“COVID-19”) pandemic in 2020. The CARES Act contains numerous benefits, one of which is the Employee Retention Credit for Employers Subject to Closure Due to COVID-19 (the “COVID-19 Employee Retention Credit” or “ERC”). The ERC was further enhanced with the passage of the Consolidated Appropriation Act (“CAA”) in December 2020.

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

The Company received $5.5 million during the year ended December 31, 2022. Of this amount, $5.3 million was recorded as a reduction to compensation cost, which is a component of corporate and other operating expenses, and $0.2 million was recorded as interest income on the Company’s consolidated statements of operations during the year ended December 31, 2022. The Company did not receive any amounts during the years ended December 31, 2023 and 2021.

25.
New Accounting Pronouncements

Recently Issued Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of this new accounting guidance to have a material impact on the Company's financial condition, results of operations, or cash flows.

In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance and deciding how to allocate resources. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. The Company does not expect the adoption of this new accounting guidance to have a material impact on the Company's financial condition, results of operations, or cash flows.

26.
Subsequent Events

Chief Executive Officer Agreement

The Company entered into a new Chief Executive Officer Agreement ("2024 CEO Agreement") with Joseph W. Brown on January 18, 2024. The 2024 CEO agreement provides for a grant of 200,000 stock options to acquire GBLI Class A common shares with an exercise price equal to the closing price of GBLI's Class A common shares on the date of the grant. The options vest in four equal tranches as follows: 25% on each of the first business day of each quarter in 2024 (subject to Mr. Brown remaining employed with the Company through each vesting date), and to the extent vested, are exercisable within 7 years of the grant notwithstanding any earlier termination of employment.

The 2024 CEO Agreement further provides that on the first business day of each year, beginning in 2025 through 2028, if Mr. Brown is employed by the Company, he shall be granted 50,000 stock options to acquire GBLI Class A common shares with an exercise price equal to the closing price of GBLI's Class A common shares on the date of the grant. The options, if granted, will vest on December 31, 2028 (subject to Mr. Brown remaining employed with the Company or serving on the Company's Board of Directors through the vesting date), and to the extent vested, are exercisable within 7 years of the grant notwithstanding any earlier termination of employment.

Distribution

On March 6, 2024, the Board of Directors approved a dividend rate of $0.35 per common share payable on March 28, 2024 to all shareholders of record as of the close of business on March 21, 2024, a 40% increase over the prior quarterly dividend rate of $0.25 per common share. Future dividends remain subject to the discretion of GBLI’s Board of Directors, including the Board of Director’s evaluation of the company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2023. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2023, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 126.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control Over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 15, 2024

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (“2024 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2024 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.7*

Global Indemnity Group, LLC 2023 Share Incentive Plan, dated as of April 4, 2023 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 28, 2023).

10.8*

Global Indemnity Limited Annual Incentive Awards Program, as amended and restated and effective as of November 7, 2016 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K12B dated November 7, 2016 (File No. 001-34809)).

10.9*

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

10.13*

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

10.19*

Terms of Employment with Jonathan E. Oltman effective January 19, 2021. (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34809)).

10.20*

Separation Agreement with Jonathan E. Oltman effective January 17, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 19, 2024 (File No. 001-34809)).

10.21*

Chief Executive Officer Agreement with Joseph W. Brown dated November 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 22, 2022 (File No. 001-34809)).

10.22+	Chief Executive Officer Agreement with Joseph W. Brown dated January 18, 2024.

10.23

Institutional Services Customer Agreement dated as of December 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-34809)).

10.24

Confidentiality Agreement between Fox Paine & Company, LLC and Global Indemnity Limited, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-34809)).

10.25

Preferred Interest Purchase Agreement, dated as of August 27, 2020, by and between Global Indemnity Group, LLC and Wyncote LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

21.1+	List of Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Clawback Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ Joseph W. Brown
Name:	Joseph W. Brown
Title:	Chief Executive Officer
Date:	March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2024.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman
Saul A. Fox

/s/ Joseph W. Brown	Chief Executive Officer and Director
Joseph W. Brown

/s/ Thomas M. McGeehan	Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas M. McGeehan

/s/ Fred R. Donner	Director
Fred R. Donner

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Jason B. Hurwitz	Director
Jason B. Hurwitz

/s/ Fred E. Karlinsky	Director
Fred E. Karlinsky

/s/ Gary C. Tolman	Director
Gary C. Tolman

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2023
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$497,099	$494,223	$494,223
States, municipalities, and political subdivisions	27,326	26,150	26,150
Mortgage-backed and asset-backed securities	354,610	340,959	340,959
Public utilities	27,346	26,629	26,629
All other corporate bonds	415,711	405,832	405,832
Total fixed maturities	1,322,092	1,293,793	1,293,793
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	16,508	16,508	16,508
Total equity securities	16,508	16,508	16,508
Other long-term investments	38,236	38,236	38,236
Total investments	$1,376,836	$1,348,537	$1,348,537

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

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2023	December 31, 2022
Fixed maturities	$70,464	$86,310
Equity securities, at fair value	436	1,694
Other invested assets	26,016	23,573
Total investments	96,916	111,577
Cash and cash equivalents	40	4,775
Intercompany note receivable (1)	69,400	69,400
Interest receivable – affiliates	1,501	627
Equity in unconsolidated subsidiaries (1)	482,653	444,517
Other assets	997	1,130
Total assets	$651,507	$632,026
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payable for securities	$—	$49
Due to affiliates (1)	2,411	4,623
Other liabilities	343	1,125
Total liabilities	2,754	5,797
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,042,670 and 10,876,041, respectively; class A common shares outstanding: 9,771,429 and 10,073,660, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	454,791	451,305
Accumulated other comprehensive income (loss), net of tax	(22,863)	(43,058)
Retained earnings	244,988	233,468
Class A common shares in treasury, at cost: 1,271,241 and 802,381 shares, respectively	(32,163)	(19,486)
Total shareholders' equity	648,753	626,229
Total liabilities and shareholders’ equity	$651,507	$632,026

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$6,141	$(1,980)	$6,763
Intercompany interest income (1)	874	627	—
Net realized investment gains (losses)	(416)	(4,620)	13,563
Total revenues	6,599	(5,973)	20,326
Expenses:
Intercompany interest expense (1)	—	2	1
Interest expense	—	41	142
Corporate and other operating expenses	601	723	864
Loss on extinguishment of debt	—	3,529	—
Income (loss) before equity in earnings of unconsolidated subsidiaries	5,998	(10,268)	19,319
Equity in earnings of unconsolidated subsidiaries (1)	19,431	9,418	10,035
Net income (loss)	25,429	(850)	29,354
Other comprehensive income (loss), net of tax:
Unrealized holdings gain (losses) arising during the period	1,287	(8,274)	(3,568)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	18,703	(45,764)	(24,300)
Recognition of previously unrealized holding (gains) losses	205	4,576	(36)
Other comprehensive income (loss), net of tax	20,195	(49,462)	(27,904)
Comprehensive income (loss), net of tax	$45,624	$(50,312)	$1,450

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$4,388	$7,720	$7,264
Cash flows from investing activities:
Proceeds from sale of fixed maturities	17,226	70,151	84,070
Proceeds from sale of equity securities	1,158	76,466	27,600
Proceeds from maturity of fixed maturities	240	438	1,087
Proceeds from other invested assets	—	58,577	—
Purchases of fixed maturities	(271)	(105,025)	(60,800)
Purchases of equity securities	(111)	(939)	(30,956)
Purchases of other invested assets	—	—	(25,000)
Net cash provided by (used in) investing activities	18,242	99,668	(3,999)
Cash flows from financing activities:
Distributions paid to common shareholders	(14,248)	(14,366)	(14,431)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Issuance of note receivable to affiliates	—	(69,400)	—
Proceeds from the repayment of a note receivable from affiliate	—	—	11,283
Proceeds from issuance of note payable to affiliates	—	—	2,800
Repayment of note payable to affiliates	—	(2,800)	—
Purchase of class A common shares	(12,677)	(22,335)	(490)
Issuance of class A common shares	—	3,339	—
Net cash used in financing activities	(27,365)	(106,002)	(1,278)
Net change in cash and equivalents	(4,735)	1,386	1,987
Cash and cash equivalents at beginning of period	4,775	3,389	1,402
Cash and cash equivalents at end of period	$40	$4,775	$3,389

See Notes to Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2023:
Penn-America	$34,908	$408,720	$161,135	$-
Non-Core Operations	7,537	441,879	21,717	-
At December 31, 2022:
Penn-America	$34,290	$366,133	$159,554	$-
Non-Core Operations	30,604	466,271	109,799	-
At December 31, 2021:
Penn-America	$31,370	$319,085	$147,999	$-
Non-Core Operations	28,961	440,819	168,567	-

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2023:
Penn-America	$354,518	$233,239	$80,226	$356,796
Non-Core Operations	118,839	55,914	40,657	42,523
Total	$473,357	$289,153	$120,883	$399,319
For the year ended December 31, 2022:
Penn-America	$359,597	$214,854	$81,638	$370,306
Non-Core Operations	242,874	144,374	69,308	221,025
Total	$602,471	$359,228	$150,946	$591,331
For the year ended December 31, 2021:
Penn-America	$308,676	$184,163	$74,494	$328,659
Non-Core Operations	286,934	200,801	70,450	251,409
Total	$595,610	$384,964	$144,944	$580,068

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2023:	$55,444	$23,383
For the year ended December 31, 2022:	27,627	24,421
For the year ended December 31, 2021:	37,020	27,179

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2023:
Property & Liability Insurance	$376,288	$29,542	$126,611	$473,357	26.7%
For the year ended December 31, 2022:
Property & Liability Insurance	$589,131	$122,556	$135,896	$602,471	22.6%
For the year ended December 31, 2021:
Property & Liability Insurance	$578,171	$61,441	$78,880	$595,610	13.2%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2023:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,322	$1,474	$—	$—	$4,796
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2022:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,996	$326	$—	$—	$3,322
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2021:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,900	$96	$—	$—	$2,996
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2023	$42,445	$850,599	$—	$182,852
As of December 31, 2022	64,894	832,404	—	269,353
As of December 31, 2021	60,331	759,904	—	316,566

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2023:	$473,357	$55,444	$279,609	$9,544	$120,883	$270,766	$399,319
For the year ended December 31, 2022:	602,471	27,627	367,298	(8,070)	150,946	265,306	591,331
For the year ended December 31, 2021:	595,610	37,020	376,306	8,658	144,944	300,156	580,068

Note: All of the Company's insurance subsidiaries are 100% owned and consolidated.