Form 10-Q
period 2024-03-31
Global Indemnity Group, LLC
filed 2024-05-08
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 29, 2024, the registrant had outstanding 9,810,763 Class A Common Shares and 3,793,612 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,250,975 and $1,322,092; net of allowance for expected credit losses of $0 at March 31, 2024 and December 31, 2023)	$1,226,309	$1,293,793
Equity securities, at fair value	17,045	16,508
Other invested assets	34,021	38,236
Total investments	1,277,375	1,348,537

Cash and cash equivalents	38,857	38,037
Premium receivables, net of allowance for expected credit losses of $4,423 at March 31, 2024 and $4,796 at December 31, 2023	92,440	102,158
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at March 31, 2024 and December 31, 2023	77,664	80,439
Funds held by ceding insurers	17,395	16,989
Deferred federal income taxes	33,224	36,802
Deferred acquisition costs	40,231	42,445
Intangible assets	14,368	14,456
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,229	4,958
Receivable for securities matured	101,091	3,858
Lease right of use assets	9,288	9,715
Other assets	18,260	26,362
Total assets	$1,728,242	$1,729,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$853,602	$850,599
Unearned premiums	176,630	182,852
Ceded balances payable	1,651	2,642
Federal income tax payable	1,600	1,595
Contingent commissions	2,598	5,632
Lease liabilities	11,910	12,733
Other liabilities	20,756	24,770
Total liabilities	$1,068,747	$1,080,823

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,082,004 and 11,042,670 respectively; class A common shares outstanding: 9,810,763 and 9,771,429, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	456,179	454,791
Accumulated other comprehensive income (loss), net of tax	(19,995)	(22,863)
Retained earnings	251,474	244,988
Class A common shares in treasury, at cost: 1,271,241 and 1,271,241 shares, respectively	(32,163)	(32,163)
Total shareholders’ equity	659,495	648,753
Total liabilities and shareholders’ equity	$1,728,242	$1,729,576

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2024	2023
Revenues:
Gross written premiums	$93,488	$122,985
Ceded written premiums	(1,403)	(7,124)
Net written premiums	92,085	115,861
Change in net unearned premiums	4,494	24,211
Net earned premiums	96,579	140,072
Net investment income	14,520	12,008
Net realized investment gains (losses)	847	(1,520)
Other income	345	354
Total revenues	112,291	150,914

Losses and Expenses:
Net losses and loss adjustment expenses	53,384	88,001
Acquisition costs and other underwriting expenses	38,269	53,478
Corporate and other operating expenses	6,373	6,368
Income before income taxes	14,265	3,067
Income tax expense	2,899	573
Net income	$11,366	$2,494
Less: preferred stock distributions	110	110
Net income available to common shareholders	$11,256	$2,384

Per share data:
Net income available to common shareholders
Basic	$0.83	$0.17
Diluted	$0.82	$0.17
Weighted-average number of shares outstanding
Basic	13,579,210	13,670,732
Diluted	13,687,412	13,929,146
Cash distributions declared per common share	$0.35	$0.25

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2024	2023
Net income	$11,366	$2,494

Other comprehensive income, net of tax:
Unrealized holding gains	2,914	8,157
Reclassification adjustment for losses included in net income	22	487
Unrealized foreign currency translation losses	(68)	(201)
Other comprehensive income, net of tax	2,868	8,443

Comprehensive income, net of tax	$14,234	$10,937

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2024	2023
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,042,670	10,876,041
Common shares issued under share incentive plans, net of forfeitures	13,889	25,913
Common shares issued to directors	25,445	26,426
Number at end of period	11,082,004	10,928,380
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$454,791	$451,305
Share compensation plans	1,388	1,080
Balance at end of period	$456,179	$452,385
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(22,863)	$(43,058)
Other comprehensive income:
Change in unrealized holding gains	2,936	8,644
Unrealized foreign currency translation losses	(68)	(201)
Other comprehensive income	2,868	8,443
Balance at end of period	$(19,995)	$(34,615)
Retained earnings:
Balance at beginning of period	$244,988	$233,468
Net income	11,366	2,494
Preferred share distributions	(110)	(110)
Distributions to shareholders ($0.35 and $0.25 per share per quarter in 2024 and 2023, respectively)	(4,770)	(3,346)
Balance at end of period	$251,474	$232,506
Number of treasury shares:
Number at beginning of period	1,271,241	802,381
Class A common shares purchased	—	253,302
Number at end of period	1,271,241	1,055,683
Treasury shares, at cost:
Balance at beginning of period	$(32,163)	$(19,486)
Class A common shares purchased, at cost	—	(6,552)
Balance at end of period	$(32,163)	$(26,038)
Total shareholders’ equity	$659,495	$628,238

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$11,366	$2,494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,305	1,687
Restricted stock and stock option expense	1,388	1,080
Deferred federal income taxes	2,899	573
Amortization of bond premium and discount, net	(4,258)	(547)
Net realized investment losses (gains)	(847)	1,520
Loss (income) from equity method investments, net of distributions	(390)	82
Changes in:
Premium receivables, net	9,718	14,119
Reinsurance receivables, net	2,775	(1,051)
Funds held by ceding insurers	(492)	1,598
Unpaid losses and loss adjustment expenses	3,003	25,116
Unearned premiums	(6,222)	(27,408)
Ceded balances payable	(991)	(11,244)
Other assets and liabilities	2,508	(7,386)
Contingent commissions	(3,034)	(5,044)
Federal income tax payable	5	—
Deferred acquisition costs	2,214	6,540
Prepaid reinsurance premiums	1,729	3,197
Net cash provided by operating activities	22,676	5,326
Cash flows from investing activities:
Proceeds from sale of fixed maturities	20,759	44,381
Proceeds from maturity of fixed maturities	125,566	17,515
Proceeds from maturity of preferred stock	334	270
Proceeds from other invested assets	4,604	425
Purchases of fixed maturities	(168,208)	(60,426)
Purchases of equity securities	—	(19)
Net cash provided by (used for) investing activities	(16,945)	2,146
Cash flows from financing activities:
Distributions paid to common shareholders	(4,801)	(3,919)
Distributions paid to preferred shareholders	(110)	(110)
Purchases of class A common shares	—	(6,552)
Net cash used for financing activities	(4,911)	(10,581)
Net change in cash and cash equivalents	820	(3,109)
Cash and cash equivalents at beginning of period	38,037	38,846
Cash and cash equivalents at end of period	$38,857	$35,737

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2024 and 2023 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K.

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

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million. No additional restructuring costs were incurred during the quarter ended March 31, 2024. The liability related to the restructuring plan was less than $0.1 million at December 31, 2023. This liability was paid during the quarter ended March 31, 2024.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2024
Fixed maturities:
U.S. treasuries	$547,350	$—	$36	$(2,843)	$544,543
Obligations of states and political subdivisions	24,280	—	—	(1,188)	23,092
Mortgage-backed securities	61,200	—	486	(4,144)	57,542
Asset-backed securities	203,449	—	687	(4,441)	199,695
Commercial mortgage-backed securities	82,027	—	15	(4,271)	77,771
Corporate bonds	230,387	—	168	(5,891)	224,664
Foreign corporate bonds	102,282	—	45	(3,325)	99,002
Total fixed maturities	$1,250,975	$—	$1,437	$(26,103)	$1,226,309

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Fixed maturities:
U.S. treasuries	$497,099	$—	$515	$(3,391)	$494,223
Obligations of states and political subdivisions	27,326	—	—	(1,176)	26,150
Mortgage-backed securities	63,173	—	229	(4,475)	58,927
Asset-backed securities	207,375	—	668	(5,091)	202,952
Commercial mortgage-backed securities	84,062	—	12	(4,994)	79,080
Corporate bonds	298,526	—	116	(6,929)	291,713
Foreign corporate bonds	144,531	—	40	(3,823)	140,748
Total fixed maturities	$1,322,092	$—	$1,580	$(29,879)	$1,293,793

As of March 31, 2024 and December 31, 2023, the Company’s investments in equity securities consist of preferred stock in the amounts of $17.0 million and $16.5 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 2.1% of shareholders' equity at March 31, 2024 and December 31, 2023, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$632,837	$630,760
Due in one year through five years	247,306	238,850
Due in five years through ten years	12,694	11,330
Due after ten years	11,462	10,361
Mortgage-backed securities	61,200	57,542
Asset-backed securities	203,449	199,695
Commercial mortgage-backed securities	82,027	77,771
Total	$1,250,975	$1,226,309

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2024. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$301,942	$(816)	$148,120	$(2,027)	$450,062	$(2,843)
Obligations of states and political subdivisions	—	—	20,092	(1,188)	20,092	(1,188)
Mortgage-backed securities	5,770	(67)	37,528	(4,077)	43,298	(4,144)
Asset-backed securities	46,385	(474)	84,010	(3,967)	130,395	(4,441)
Commercial mortgage-backed securities	—	—	75,207	(4,271)	75,207	(4,271)
Corporate bonds	23,798	(45)	150,118	(5,846)	173,916	(5,891)
Foreign corporate bonds	4,702	(6)	81,790	(3,319)	86,492	(3,325)
Total fixed maturities	$382,597	$(1,408)	$596,865	$(24,695)	$979,462	$(26,103)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2023. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$55,447	$(342)	$239,254	$(3,049)	$294,701	$(3,391)
Obligations of states and political subdivisions	—	—	26,150	(1,176)	26,150	(1,176)
Mortgage-backed securities	12,432	(406)	39,734	(4,069)	52,166	(4,475)
Asset-backed securities	38,828	(469)	108,947	(4,622)	147,775	(5,091)
Commercial mortgage-backed securities	13	(2)	76,467	(4,992)	76,480	(4,994)
Corporate bonds	34,658	(264)	231,816	(6,665)	266,474	(6,929)
Foreign corporate bonds	7,096	(13)	111,750	(3,810)	118,846	(3,823)
Total fixed maturities	$148,474	$(1,496)	$834,118	$(28,383)	$982,592	$(29,879)

The Company regularly performs various analytical valuation procedures with respect to its investments, including reviewing each available for sale debt security in an unrealized loss position to assess whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded. Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense. Any declines in value related to factors other than credit losses and the intent to sell are recorded through other comprehensive income, net of taxes.

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. That new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of March 31, 2024 and December 31, 2023 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $5.4 million and $7.5 million as of March 31, 2024 and December 31, 2023, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2024, gross unrealized losses related to U.S. treasuries were $2.843 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of March 31, 2024, gross unrealized losses related to obligations of states and political subdivisions were $1.188 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2024, gross unrealized losses related to mortgage-backed securities were $4.144 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2024, gross unrealized losses related to asset backed securities were $4.441 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 37.0. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2024, gross unrealized losses related to the CMBS portfolio were $4.271 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 48.5. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2024, gross unrealized losses related to corporate bonds were $5.891 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2024, gross unrealized losses related to foreign bonds were $3.325 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2024 and December 31, 2023 was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Net unrealized gains (losses) from:
Fixed maturities	$(24,666)	$(28,299)
Foreign currency fluctuations	(273)	(187)
Deferred taxes	4,944	5,623
Accumulated other comprehensive income (loss), net of tax	$(19,995)	$(22,863)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters ended March 31, 2024 and 2023:

Quarter Ended March 31, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income (loss) before reclassification, before tax	3,608	(86)	3,522
Amounts reclassified from accumulated other comprehensive income, before tax	25	—	25
Other comprehensive income (loss), before tax	3,633	(86)	3,547
Income tax benefit (expense)	(697)	18	(679)
Ending balance, net of tax	$(19,779)	$(216)	$(19,995)

Quarter Ended March 31, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	10,128	(254)	9,874
Amounts reclassified from accumulated other comprehensive income, before tax	606	—	606
Other comprehensive income (loss), before tax	10,734	(254)	10,480
Income tax benefit (expense)	(2,090)	53	(2,037)
Ending balance, net of tax	$(34,314)	$(301)	$(34,615)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2024 and 2023 were as follows:

		Amounts Reclassified from Accumulated Other (Loss) Comprehensive Income
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$25	$606
	Income tax benefit	(3)	(119)
	Total reclassifications, net of tax	$22	$487

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Fixed maturities:
Gross realized gains	$6	$5
Gross realized losses	(31)	(611)
Net realized gains (losses)	(25)	(606)
Equity securities:
Gross realized gains	875	627
Gross realized losses	(3)	(1,541)
Net realized gains (losses)	872	(914)
Total net realized investment gains (losses)	$847	$(1,520)

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2024 and 2023:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Net gains (losses) recognized during the period on equity securities	$872	$(914)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(11)	18
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$883	$(932)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Fixed maturities	$20,759	$44,381
Equity securities	—	—

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Fixed maturities	$13,578	$11,460
Equity securities	189	190
Cash and cash equivalents	659	263
Other invested assets	597	467
Total investment income	15,023	12,380
Investment expense	(503)	(372)
Net investment income	$14,520	$12,008

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Net investment income	$14,520	$12,008
Net realized investment gains (losses)	847	(1,520)
Change in unrealized holding gains	3,547	10,480
Net realized and unrealized investment returns	4,394	8,960
Total investment return	$18,914	$20,968
Total investment return % (1)	1.3%	1.6%
Average investment portfolio (2)	$1,403,878	$1,344,886

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of March 31, 2024 and December 31, 2023, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2024, the Company held insurance enhanced municipal bonds with a market value of approximately $4.9 million which represented 0.3% of the Company’s total cash and invested assets, net of receivable for securities matured. The financial guarantors of the Company’s $4.9 million municipal bonds include Assured Guaranty Corporation ($3.7 million) and Ambac Financial Group ($1.2 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2024.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of March 31, 2024 and December 31, 2023:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2024	December 31, 2023
On deposit with governmental authorities	$19,089	$19,262
Held in trust pursuant to third party requirements	152,896	150,796
Total (1)	$171,985	$170,058

(1)
Includes cash and cash equivalents of $9.9 million and $9.0 million at March 31, 2024 and December 31, 2023, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with a carrying value approximating fair value of $34.0 million and $38.2 million as of March 31, 2024 and December 31, 2023. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $4.0 million as of March 31, 2024 and December 31, 2023. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments, was $18.2 million and $18.3 million at March 31, 2024 and December 31, 2023, respectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.6 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$544,543	$—	$—	$544,543
Obligations of states and political subdivisions	—	23,092	—	23,092
Mortgage-backed securities	—	57,542	—	57,542
Commercial mortgage-backed securities	—	77,771	—	77,771
Asset-backed securities	—	199,695	—	199,695
Corporate bonds	—	224,664	—	224,664
Foreign corporate bonds	—	99,002	—	99,002
Total fixed maturities	544,543	681,766	—	1,226,309
Equity securities	—	17,045	—	17,045
Total assets measured at fair value	$544,543	$698,811	$—	$1,243,354

	Fair Value Measurements
As of December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$494,223	$—	$—	$494,223
Obligations of states and political subdivisions	—	26,150	—	26,150
Mortgage-backed securities	—	58,927	—	58,927
Commercial mortgage-backed securities	—	79,080	—	79,080
Asset-backed securities	—	202,952	—	202,952
Corporate bonds	—	291,713	—	291,713
Foreign corporate bonds	—	140,748	—	140,748
Total fixed maturities	494,223	799,570	—	1,293,793
Equity securities	—	16,508	—	16,508
Total assets measured at fair value	$494,223	$816,078	$—	$1,310,301

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$—	$4,571
Total gains (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	10
Included in earnings attributable to realized gains / losses	—	(59)
Transfers into level 3	—	—
Transfers out of level 3		—
Amortization of bond premium and discount, net	—	2
Purchases	—	74
Sales	—	(263)
Ending balance	$—	$4,335
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$—	$(59)

There were no transfers into or out of Level 3 during the quarters ended March 31, 2024 or 2023.

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$3,990	$14,214	$4,048	$14,214
Mortgage Debt Fund, LP (2)	8,619	—	8,172	—
Global Debt Fund, LP (3)	21,412	—	26,016	—
Total	$34,021	$14,214	$38,236	$14,214

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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.3 million were received during the quarter ended March 31, 2024.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.4 million and $0.1 million for the quarters ended March 31, 2024 and 2023, respectively.

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

During the quarters ended March 31, 2024 and 2023, the Company has not adjusted quotes or prices obtained from the pricing vendors.

5.
Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured, agents, or reinsurers on assumed reinsurance, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$4,796	$3,322
Current period provision for expected credit losses	194	348
Write-offs	(567)	(291)
Ending balance	$4,423	$3,379

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the Company conducts business in the United States where the statutory income tax rate is 21% and in Ireland where the statutory income tax rate is 25% on non-trading income, 33% on capital gains, and 12.5% on trading income. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes is derived from its U.S. subsidiaries for the quarters ended March 31, 2024 and 2023.

The following table summarizes the components of income tax expense:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Deferred income tax expense:
U.S. Federal	$2,899	$573
Total income tax expense	$2,899	$573

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended March 31,
	2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$2,996	21.0%	$644	21.0%
Adjustments:
Non-deductible executive compensation	105	0.7	53	1.7
Dividend exclusion	(16)	(0.1)	(17)	(0.5)
Parent income treated as partnership for tax	(194)	(1.3)	(196)	(6.4)
Meals & Entertainment	17	0.1	66	2.2
Other	(9)	(0.1)	23	0.7
Effective income tax expense	$2,899	20.3%	$573	18.7%

The Company has a net operating loss (“NOL”) carryforward of $66.9 million as of March 31, 2024, which begins to expire in 2038 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2023 was $78.8 million.

7.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$850,599	$832,404
Less: Ceded reinsurance receivables	72,829	73,021
Net balance at beginning of period	777,770	759,383
Incurred losses and loss adjustment expenses related to:
Current year	53,383	88,001
Prior years	1	—
Total incurred losses and loss adjustment expenses	53,384	88,001
Paid losses and loss adjustment expenses related to:
Current year	5,597	9,617
Prior years	43,769	53,912
Total paid losses and loss adjustment expenses	49,366	63,529
Net balance at end of period	781,788	783,855
Plus: Ceded reinsurance receivables	71,814	73,665
Balance at end of period	$853,602	$857,520

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the first quarter of 2024, the Company's adjustments to prior accident year loss reserves netted to $1 thousand. This consisted of a less than $0.1 million increase related to Penn-America and a less than $0.1 million decrease related to Non-Core Operations.

During the first quarter of 2023, the Company's adjustments to prior accident year loss reserves netted to zero. This consisted of a $2.2 million increase related to Penn-America and a $2.2 million decrease related to Non-Core Operations.

The $2.2 million increase in prior accident year loss reserves related to Penn-America primarily consisted of the following:

•
Property: A $0.6 million decrease primarily recognizes lower than expected claims severity in the 2021 accident year, partially offset by increases in the 2020 and 2022 accident years.
•
General Liability: A $2.8 million increase mainly reflects higher than expected claims severity in the 2013, 2015 through 2019, 2021 and 2022 accident years.

The $2.2 million decrease in prior accident year loss reserves related to Non-Core Operations primarily consisted of the following:

•
Property: A $0.8 million increase mainly recognizes higher than expected claims severity in the 2019, 2021 and 2022 accident years, partially offset by decreases in the 2016 and 2018 accident years.
•
General Liability: A $1.9 million decrease primarily recognizes lower than expected claims severity in the 2011, 2017, 2018, 2021 and 2022 accident years.
•
Reinsurance: A $1.1 million decrease in the property lines from one reinsurance treaty in the 2017 and 2020 accident years based on the reported information from the cedant.

8.
Shareholders’ Equity

Repurchases of the Company's class A common shares

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors has authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 31, 2024, the Company’s remaining authorization to repurchase shares is $101.0 million.

In addition, Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.

No class A common shares were surrendered or repurchased during the quarter ended March 31, 2024.

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

There were no class B common shares that were surrendered or repurchased during the quarters ended March 31, 2024 or 2023.

Each class A common share has one vote and each class B common share has ten votes.

As of March 31, 2024, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of March 31, 2024. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of March 31, 2024.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.35 per common share were declared during the quarter ended March 31, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
Various (1)	Various	Various	18
Total			$4,770

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the quarter ended March 31, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
Various (1)	Various	Various	(64)
Total			$3,346

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended March 31, 2024 and 2023.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, were $0.2 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. Accrued preferred distributions were less than $0.1 million as of both March 31, 2024 and December 31, 2023 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s distribution program.

9.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of March 31, 2024. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended March 31, 2024 and 2023. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 9 above for additional information pertaining to this management agreement.

11.
Share-Based Compensation Plans

Options

During the quarter ended March 31, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options will vest in four equal tranches of 25% on the first business day of each quarter in 2024. The remaining 350,000 Time-Based Stock Options will vest one-third on each of March 6, 2025, March 6, 2026, and March 6, 2027. No stock options were granted during the quarter ended March 31, 2023. No unvested stock options were forfeited during the quarters ended March 31, 2024 or 2023.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters ended March 31, 2024 and 2023. There were no restricted class A common shares or restricted stock units forfeited during the quarters ended March 31, 2024 and 2023.

There were 13,889 and 25,913 restricted stock units that vested during the quarters ended March 31, 2024 and 2023, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended March 31, 2024 and 2023, the Company granted 25,445 and 26,426 class A common shares, respectively, at a weighted average grant date value of $29.88 and $25.46 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the quarters ended March 31, 2024 and 2023.

12.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2024	2023
Numerator:
Net income	$11,366	$2,494
Less: preferred stock distributions	110	110
Net income available to common shareholders	$11,256	$2,384

Denominator:
Weighted average shares for basic earnings per share	13,579,210	13,670,732
Non-vested restricted stock units	47,335	103,407
Options	60,867	155,007
Weighted average shares for diluted earnings per share	13,687,412	13,929,146

Earnings per share - Basic	$0.83	$0.17
Earnings per share - Diluted	$0.82	$0.17

The weighted average shares outstanding used to determine dilutive earnings per share does not include 550,000 options and 346,667 options for the quarters ended March 31, 2024 and 2023, respectively, which were deemed to be anti-dilutive.

13.
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

The Company manages the distribution of its core product offerings through Penn-America. Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Programs, InsurTech, and Assumed Reinsurance product offerings. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The following are tabulations of business segment information for the quarters ended March 31, 2024 and 2023. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2024 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$94,048	$(560)	$93,488
Net written premiums	$92,596	$(511)	$92,085
Net earned premiums	$89,132	$7,447	$96,579
Other income	339	6	345
Total revenues	89,471	7,453	96,924
Losses and Expenses:
Net losses and loss adjustment expenses	48,909	4,475	53,384
Acquisition costs and other underwriting expenses	34,927	3,342	38,269
Income (loss) from segments	$5,635	$(364)	$5,271
Unallocated Items:
Net investment income			14,520
Net realized investment gains			847
Corporate and other operating expenses			(6,373)
Income before income taxes			14,265
Income tax expense			(2,899)
Net income			$11,366

Segment assets	$983,495	$597,601	$1,581,096
Corporate assets			147,146
Total assets			$1,728,242

Quarter Ended March 31, 2023 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$95,412	$27,573	$122,985
Net written premiums	$91,148	$24,713	$115,861
Net earned premiums	$90,612	$49,460	$140,072
Other income	267	87	354
Total revenues	90,879	49,547	140,426
Losses and Expenses:
Net losses and loss adjustment expenses	59,278	28,723	88,001
Acquisition costs and other underwriting expenses	34,709	18,769	53,478
Income (loss) from segments	$(3,108)	$2,055	$(1,053)
Unallocated Items:
Net investment income			12,008
Net realized investment losses			(1,520)
Corporate and other operating expenses			(6,368)
Income before income taxes			3,067
Income tax expense			(573)
Net income			$2,494

Segment assets	$940,617	$740,750	$1,681,367
Corporate assets			95,911
Total assets			$1,777,278

14.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended March 31, 2024.

Please see Note 25 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Highlights

2024 First Quarter Results of Operations

•
Net income of $11.4 million, or $0.82 per share diluted, in 2024 is $8.9 million higher than the same period in 2023.
•
Net earned premiums of $96.6 million (Property: 41% and Casualty: 59%) in 2024 is lower than net earned premiums of $140.1 million (Property 33% and Casualty 67%) in 2023 primarily due to the run off of Non-Core business.
•
Underwriting income was $5.3 million in 2024 which is better than a $1.1 million loss for the same period in 2023 due to strong underwriting results on the Company's property business.
•
Penn-America accident year combined ratio was 94.0% in 2024 compared to 101.2% for the same period in 2023. Consolidated accident year combined ratio was 94.9% in 2024 compared to 100.6% for the same period in 2023.
•
Net investment income of $14.5 million in 2024 was 21% better than the same period in 2023. Book yield on the fixed maturities portfolio was 4.3% and 3.6% at March 31, 2024 and 2023, respectively
•
Operating cash flows was $22.7 million in 2024 compared to $5.3 million for the same period in 2023.

2024 First Quarter Consolidated Financial Condition

•
Total investments, including receivable for securities matured, of $1.4 billion at March 31, 2024 increased 2% compared to December 31, 2023; fixed maturities and cash comprise 96% of total investments.
•
Total assets of $1.7 billion at March 31, 2024 and December 31, 2023.
•
No debt at March 31, 2024 and December 31, 2023.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $614.4 million, comprising $522.2 million of share repurchases and $92.2 million of distributions / dividends. This includes $4.9 million of distributions during 2024.
•
Shareholders' equity increased 1.7% from December 31, 2023 to $659.5 million at March 31, 2024.
•
Dividends paid per share increased 40% to $0.35 in 2024 compared to the same period in 2023.
•
Book value per common share increased 1.4% from December 31, 2023 to $48.18 at March 31, 2024.

Results of Operations

The Company realized net income of $11.4 million and $2.5 million during the quarters ended March 31, 2024 and 2023, respectively.

Net investment income increased by $2.5 million during the quarter ended March 31, 2024 as compared to the same period in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 19% increase in book yield on the fixed maturities portfolio to 4.3% at March 31, 2024 from 3.6% at March 31, 2023. The weighted average duration of the fixed maturities portfolio was 1.1 years as of March 31, 2024.

The Company generated strong underwriting income of $5.3 million for the quarter ended March 31, 2024 compared to an underwriting loss of $1.1 million for the same period in 2023. This improvement is primarily driven by strong property results during the quarter ended March 31, 2024.

The following table summarizes the Company’s results for the quarters ended March 31, 2024 and 2023:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Gross written premiums	$93,488	$122,985
Net written premiums	$92,085	$115,861

Net earned premiums	$96,579	$140,072
Other income	345	354
Total revenues	96,924	140,426

Losses and expenses:
Net losses and loss adjustment expenses	53,384	88,001
Acquisition costs and other underwriting expenses	38,269	53,478
Underwriting income (loss)	5,271	(1,053)

Net investment income	14,520	12,008
Net realized investment gains (losses)	847	(1,520)
Corporate and other operating expenses	(6,373)	(6,368)
Income before income taxes	14,265	3,067

Income tax expense	2,899	573
Net income	$11,366	$2,494

Underwriting Ratios:
Loss ratio (1):	55.3%	62.8%
Expense ratio (2)	39.6%	38.2%
Combined ratio (3)	94.9%	101.0%

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

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023	% Change
Gross written premiums (1)
Penn-America	$94,048	$95,412	(1.4%)
Non-Core Operations	(560)	27,573	(102.0%)
Total gross written premiums	$93,488	$122,985	(24.0%)

Ceded written premiums
Penn-America	$1,452	$4,264	(65.9%)
Non-Core Operations	(49)	2,860	(101.7%)
Total ceded written premiums	$1,403	$7,124	(80.3%)

Net written premiums (2)
Penn-America	$92,596	$91,148	1.6%
Non-Core Operations	(511)	24,713	(102.1%)
Total net written premiums	$92,085	$115,861	(20.5%)

Net earned premiums
Penn-America	$89,132	$90,612	(1.6%)
Non-Core Operations	7,447	49,460	(84.9%)
Total net earned premiums	$96,579	$140,072	(31.1%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 24.0% for the quarter ended March 31, 2024 as compared to same period in 2023. The decrease in gross written premiums is mainly due to a reduction in premiums within Non-Core Operations for lines of business that have been de-emphasized or no longer written. In addition, within Penn-America, the gross written premiums for Programs decreased primarily due to actions taken in 2023 to improve underwriting results through increased rates and form changes. These reductions in premiums were partially offset by continued growth of 7.1% in aggregate for Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions. The growth in Wholesale Commercial and InsurTech is driven by new agency appointments, organic growth of existing agents, and new products. The growth in Assumed Reinsurance is primarily due to three new treaties entered into during 2023 and increased participation on one treaty.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended March 31,		Point
(Dollars in thousands)	2024	2023	Change
Penn-America	98.5%	95.5%	3.0
Non-Core Operations	91.3%	89.6%	1.7
Total	98.5%	94.2%	4.3

The net premium retention for the quarter ended March 31, 2024 increased by 4.3 points as compared to the same period in 2023. Penn-America's retention increased by 3.0 points primarily due to the termination of two quota share agreements and lower cost on the Company's catastrophe reinsurance treaty. Cessions on Non-Core Operations were significantly reduced due to sale of manufactured home and dwelling business in 2021 and the Farm, Ranch and Stable business in 2022. See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2023 Annual Report on Form 10-K for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net Earned Premiums

Net earned premiums within the Penn-America segment decreased by 1.6% for the quarter ended March 31, 2024 as compared to the same period in 2023 primarily due to the reduction in premiums written for Programs as a result of underwriting actions taken in 2023 to improve underwriting profitability partially offset by continued premium growth in Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions. Property net earned premiums were $39.9 million and $37.6 million for the quarters ended March 31, 2024 and 2023, respectively. Casualty net earned premiums were $49.2 million and $53.0 million for the quarters ended March 31, 2024 and 2023, respectively.

Net earned premiums within the Non-Core Operations segment decreased by 84.9% for the quarter ended March 31, 2024 as compared to the same period in 2023 primarily due to the non-renewal of a casualty treaty as well as a reduction in earned premiums due to the sale of Farm, Ranch & Stable renewal rights on August 8, 2022. Property net earned premiums were less than $0.1 million and $8.8 million for the quarters ended March 31, 2024 and 2023, respectively. Casualty net earned premiums were $7.4 million and $40.7 million for the quarters ended March 31, 2024 and 2023, respectively.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at March 31, 2024. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $853.6 million and $781.8 million, respectively, as of March 31, 2024. A breakout of the Company’s gross and net reserves, as of March 31, 2024, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$132,147	$296,078	$428,225
Non-Core Operations	118,526	306,851	425,377
Total	$250,673	$602,929	$853,602

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$131,735	$284,913	$416,648
Non-Core Operations	84,746	280,394	365,140
Total	$216,481	$565,307	$781,788

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $53.4 million for claims occurring during the quarter ended March 31, 2024:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(7,741)	(5,205)	(2,669)	(133)	2,402
	-3%	(6,780)	(4,191)	(1,601)	988	3,577
	-2%	(6,299)	(3,683)	(1,068)	1,548	4,164
	-1%	(5,819)	(3,176)	(534)	2,109	4,751
	0%	(5,338)	(2,669)	—	2,669	5,338
	1%	(4,858)	(2,162)	534	3,230	5,926
	2%	(4,377)	(1,655)	1,068	3,790	6,513
	3%	(3,897)	(1,148)	1,601	4,351	7,100
	5%	(2,936)	(133)	2,669	5,472	8,274

The Company’s net reserves for losses and loss adjustment expenses of $781.8 million as of March 31, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Penn-America

The components of income (loss) from the Company’s Penn-America segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023	Change
Gross written premiums	$94,048	$95,412	(1.4%)
Net written premiums	$92,596	$91,148	1.6%

Net earned premiums	$89,132	$90,612	(1.6%)
Other income	339	267	27.0%
Total revenues	89,471	90,879	(1.5%)

Losses and expenses:
Net losses and loss adjustment expenses	48,909	59,278	(17.5%)
Acquisition costs and other underwriting expenses	34,927	34,709	0.6%
Underwriting income (loss)	$5,635	$(3,108)	281.3%

Underwriting Ratios:
Loss ratio:
Current accident year	54.8%	63.0%	(8.2)
Prior accident year	0.1%	2.4%	(2.3)
Calendar year loss ratio	54.9%	65.4%	(10.5)
Expense ratio	39.2%	38.3%	0.9
Combined ratio	94.1%	103.7%	(9.6)

Accident year combined ratio (1)	94.0%	101.2%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended March 31, 2024 and 2023. Other income is primarily comprised of fee income.

Loss Ratio

The calendar year loss ratio for the quarter ended March 31, 2024 was 54.9% and includes an increase of less than $0.1 million, or 0.1 percentage points related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2023 was 65.4% and includes an increase of $2.2 million, or 2.4 percentage points related to reserve development on prior accident years. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 8.2 points from 63.0% for the quarter ended March 31, 2023 to 54.8% for the quarter ended March 31, 2024. The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,			Quarters Ended March 31,
	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$16,730	$22,526	(25.7%)	41.9%	59.9%	(18.0)
Catastrophe	3,269	3,305	(1.1%)	8.2%	8.8%	(0.6)
Property losses	19,999	25,831	(22.6%)	50.1%	68.7%	(18.6)
Casualty losses	28,869	31,244	(7.6%)	58.6%	58.9%	(0.3)
Total accident year losses	$48,868	$57,075	(14.4%)	54.8%	63.0%	(8.2)

•
The current accident year non-catastrophe property loss ratio improved by 18.0 points during the quarter ended March 31, 2024 as compared to the same period in 2023 mainly reflecting lower claims severity in the first accident quarter compared to last year.

•
The current accident year catastrophe loss ratio improved by 0.6 points during the quarter ended March 31, 2024 as compared to the same period in 2023 recognizing lower claims frequency in the first accident quarter compared to last year.

•
The current accident year casualty loss ratio improved by 0.3 points during the quarter ended March 31, 2024 as compared to the same period in 2023.

Expense Ratios

The expense ratio for the Company’s Penn-America segment increased by 0.9 points from 38.3% for the quarter ended March 31, 2023 to 39.2% for the quarter ended March 31, 2024 primarily due to a reduction in earned premiums.

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

	Quarters Ended March 31,
	2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$16,730	41.9%	$22,526	59.9%
Effect of prior accident year	105	0.3%	(1,562)	(4.2%)
Non catastrophe property losses and ratio (2)	$16,835	42.2%	$20,964	55.7%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,269	8.2%	$3,305	8.8%
Effect of prior accident year	(44)	(0.1%)	977	2.6%
Catastrophe losses and ratio (2)	$3,225	8.1%	$4,282	11.4%

Total property losses and ratio excluding the effect of prior accident year (1)	$19,999	50.1%	$25,831	68.7%
Effect of prior accident year	61	0.2%	(585)	(1.6%)
Total property losses and ratio (2)	$20,060	50.3%	$25,246	67.1%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$28,869	58.6%	$31,244	58.9%
Effect of prior accident year	(20)	(—%)	2,788	5.3%
Total casualty losses and ratio (2)	$28,849	58.6%	$34,032	64.2%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$48,868	54.8%	$57,075	63.0%
Effect of prior accident year	41	0.1%	2,203	2.4%
Total net losses and loss adjustment expense and total loss ratio (2)	$48,909	54.9%	$59,278	65.4%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Non-Core Operations

The components of income (loss) from the Company’s Non-Core Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023	Change
Gross written premiums	$(560)	$27,573	(102.0%)
Net written premiums	$(511)	$24,713	(102.1%)

Net earned premiums	$7,447	$49,460	(84.9%)
Other income	6	87	(93.1%)
Total revenues	7,453	49,547	(85.0%)

Losses and expenses:
Net losses and loss adjustment expenses	4,475	28,723	(84.4%)
Acquisition costs and other underwriting expenses	3,342	18,769	(82.2%)
Underwriting income (loss)	$(364)	$2,055	(117.7%)

Underwriting Ratios:
Loss ratio:
Current accident year	60.6%	62.5%	(1.9)
Prior accident year	(0.5%)	(4.4%)	3.9
Calendar year loss ratio	60.1%	58.1%	2.0
Expense ratio	44.9%	37.9%	7.0
Combined ratio	105.0%	96.0%	9.0

Accident year combined ratio (1)	105.5%	99.7%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of less than $0.1 million for each of the quarters ended March 31, 2024 and 2023. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The calendar year loss ratio for the quarter ended March 31, 2024 was 60.1% and includes a decrease of less than $0.1 million, or 0.5 percentage points related to reserve development on prior accident years. The calendar year loss ratio for the quarter ended March 31, 2023 was 58.1% and includes a decrease of $2.2 million, or 4.4 percentage points related to reserve development on prior accident years. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 1.9 points from 62.5% for the quarter ended March 31, 2023 to 60.6% for the quarter ended March 31, 2024. The current accident year losses and loss ratio is summarized as follows:

(Dollars in thousands)	Quarters Ended March 31,			Quarters Ended March 31,
	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$17	$3,703	(99.5%)	27.1%	42.1%	(15.0)
Catastrophe	4	2,165	(99.8%)	6.5%	24.6%	(18.1)
Property losses	21	5,868	(99.6%)	33.6%	66.7%	(33.1)
Casualty losses	4,494	25,058	(82.1%)	60.9%	61.6%	(0.7)
Total accident year losses	$4,515	$30,926	(85.4%)	60.6%	62.5%	(1.9)

•
The property loss ratio decreased by 33.1 points during the quarter ended March 31, 2024 as compared to the same period in 2023 reflecting a significant reduction in premiums and current accident year losses due to exiting various lines of business.

•
The current accident year casualty loss ratio improved by 0.7 points during the quarter ended March 31, 2024 as compared to the same period in 2023 reflecting mix of business changes.

Expense Ratio

The expense ratio for the Company’s Non-Core Operations increased by 7.0 points from 37.9% for the quarter ended March 31, 2023 to 44.9% for the quarter ended March 31, 2024 primarily due to lower earned premiums as a result of exiting various lines of business.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends within Non-Core Operations may be obscured by prior accident year adjustments. These non-GAAP measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$17	27.1%	$3,703	42.1%
Effect of prior accident year	(241)	(388.7%)	(885)	(10.1%)
Non catastrophe property losses and ratio (2)	$(224)	(361.6%)	$2,818	32.0%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$4	6.5%	$2,165	24.6%
Effect of prior accident year	(14)	(22.6%)	621	7.1%
Catastrophe losses and ratio (2)	$(10)	(16.1%)	$2,786	31.7%

Total property losses and ratio excluding the effect of prior accident year (1)	$21	33.6%	$5,868	66.7%
Effect of prior accident year	(255)	(411.3%)	(264)	(3.0%)
Total property losses and ratio (2)	$(234)	(377.7%)	$5,604	63.7%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$4,494	60.9%	$25,058	61.6%
Effect of prior accident year	215	2.9%	(1,939)	(4.8%)
Total casualty losses and ratio (2)	$4,709	63.8%	$23,119	56.8%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$4,515	60.6%	$30,926	62.5%
Effect of prior accident year	(40)	(0.5%)	(2,203)	(4.4%)
Total net losses and loss adjustment expense and total loss ratio (2)	$4,475	60.1%	$28,723	58.1%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 1.1 years.

Net Investment Income

	Quarters Ended March 31,		%
(Dollars in thousands)	2024	2023	Change
Gross investment income (1)	$15,023	$12,380	21.3%
Investment expenses	(503)	(372)	35.2%
Net investment income	$14,520	$12,008	20.9%

(1)
Excludes realized gains and losses

Net investment income increased by 20.9% for the quarter ended March 31, 2024 as compared to the same period in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 19% increase in book yield on the fixed maturities portfolio to 4.3% at March 31, 2024 from 3.6% at March 31, 2023.

At March 31, 2024, the Company held asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations with a market value of $335.0 million. Excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, the average duration of the Company’s fixed maturities portfolio was 0.9 years as of March 31, 2024, compared with 1.4 years as of March 31, 2023. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 4.3% as of March 31, 2024, compared to 3.6% as of March 31, 2023. The embedded book yield on the $23.1 million of taxable municipal bonds in the Company’s portfolio was 2.9% at March 31, 2024, compared to an embedded book yield of 3.1% on the Company’s taxable municipal bonds of $31.9 million at March 31, 2023.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023
Equity securities	$872	$(914)
Fixed maturities	(25)	(606)
Net realized investment gains (losses)	$847	$(1,520)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2024 and 2023.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.4 million during each of the quarters ended March 31, 2024 and 2023, respectively.

Income Tax Expense

Income tax expense was $2.9 million for the quarter ended March 31, 2024 compared with income tax expense of $0.6 million for the quarter ended March 31, 2023. The increase in income tax expense is primarily due to higher taxable income in the Company's U.S. Subsidiaries during the quarter ended March 31, 2024 as compared to the same period in 2023.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $11.4 million and $2.5 million for the quarters ended March 31, 2024 and 2023, respectively.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to any of these policies or underlying methodologies during the current year.

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

Global Indemnity Group, LLC’s current short term and long term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. In order to meet its current short term and long term needs, Global Indemnity Group, LLC’s principal sources of cash includes investment income, dividends from subsidiaries, other permitted disbursements from its direct and indirect subsidiaries, reimbursement for equity awards granted to employees and intercompany borrowings. The principal sources of funds at these direct and indirect subsidiaries include underwriting operations, investment income, proceeds from sales and redemptions of investments, capital contributions, intercompany borrowings, and dividends from subsidiaries. Funds are used principally by these operating subsidiaries to pay claims and operating expenses, to make intercompany debt payments, to purchase investments, and to make distribution payments. In addition, the Company periodically reviews opportunities related to business acquisitions, and as a result, liquidity may be needed in the future.

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

As of March 31, 2024, the Company also had future funding commitments of $14.2 million related to investments that are currently in their harvest period and it is unlikely that a capital call will be made.

The future liquidity of Global Indemnity Group, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends and to pay intercompany debt due to Global Indemnity Group, LLC. The future liquidity of GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends as well as receiving reimbursements from its subsidiaries for utilization of net operating losses. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2023 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2023 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividends declared or paid during the quarter ended March 31, 2024.

Cash Flows

Sources of operating funds consist primarily of net written premiums and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the distribution policy, funds may also be used to pay distributions to shareholders of the Company.

The Company’s reconciliation of net income to net cash provided by operations is generally influenced by the following:

•
the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•
the timing of the Company’s settlements with its reinsurers; and
•
the timing of the Company’s loss payments.

Net cash provided by operating activities was $22.7 million and $5.3 million for the quarters ended March 31, 2024 and 2023, respectively. The increase in operating cash flows of approximately $17.4 million from the prior year was primarily a net result of the following items:

	Quarters Ended March 31,
(Dollars in thousands)	2024	2023	Change
Net premiums collected	$101,493	$120,397	$(18,904)
Net losses paid	(47,606)	(63,936)	16,330
Underwriting and corporate expenses	(43,187)	(64,116)	20,929
Net investment income	11,976	12,981	(1,005)
Net cash provided by operating activities	$22,676	$5,326	$17,350

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

The Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2024. Distributions paid to common shareholders were $4.8 million during the quarter ended March 31, 2024. In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2024.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.3 million were received during the quarter ended March 31, 2024. The Global Debt Fund, LP had a fair market value of $21.4 million at March 31, 2024.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The Company’s business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. See “Risk Factors” in Item 1A of Part I in the Company’s 2023 Annual Report on Form 10-K for risks, uncertainties and other factors that could cause actual results and experience to differ from those projected. The Company’s forward-looking statements speak only as of the date of this report or as of the date they were made. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets includes the estimated fair values of assets that are subject to market risk. The Company’s primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies. The Company has no commodity risk.

There have been no material changes to the Company’s market risk since December 31, 2023. The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.1 years.

Please see Item 7A of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has

evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 15, 2024. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were no shares surrendered by the Company’s employees during the quarter ended March 31, 2024.

Global Indemnity Group, LLC did not repurchased any shares from third parties under its repurchase program during the quarter ended March 31, 2024.

All class A common shares surrendered by the Company's employees or repurchased from third parties under its repurchase program are held as treasury stock and recorded at cost until formally retired.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1+	Executive Employment Agreement with Brian J. Riley dated October 14, 2004

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 8, 2024	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)