Form 10-Q
period 2024-06-30
Global Indemnity Group, LLC
filed 2024-08-08
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 24, 2024, the registrant had outstanding 9,870,674 Class A Common Shares and 3,793,612 Class B Common Shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,362,384 and $1,322,092; net of allowance for expected credit losses of $0 at June 30, 2024 and December 31, 2023)	$1,340,046	$1,293,793
Equity securities, at fair value	14,657	16,508
Other invested assets	33,710	38,236
Total investments	1,388,413	1,348,537

Cash and cash equivalents	46,731	38,037
Premium receivables, net of allowance for expected credit losses of $4,043 at June 30, 2024 and $4,796 at December 31, 2023	80,587	102,158
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at June 30, 2024 and December 31, 2023	75,643	80,439
Funds held by ceding insurers	27,114	16,989
Deferred federal income taxes	30,201	36,802
Deferred acquisition costs	41,109	42,445
Intangible assets	14,280	14,456
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,498	4,958
Receivable for securities	65	3,858
Federal income tax receivable	899	—
Lease right of use assets	8,978	9,715
Other assets	16,211	26,362
Total assets	$1,738,549	$1,729,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$844,206	$850,599
Unearned premiums	181,834	182,852
Ceded balances payable	948	2,642
Federal income tax payable	—	1,595
Contingent commissions	3,599	5,632
Lease liabilities	11,448	12,733
Other liabilities	29,024	24,770
Total liabilities	$1,071,059	$1,080,823

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,158,442 and 11,042,670, respectively; class A common shares outstanding: 9,870,674 and 9,771,429, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	457,550	454,791
Accumulated other comprehensive income (loss), net of tax	(18,051)	(22,863)
Retained earnings	256,683	244,988
Class A common shares in treasury, at cost: 1,287,768 and 1,271,241 shares, respectively	(32,692)	(32,163)
Total shareholders’ equity	667,490	648,753
Total liabilities and shareholders’ equity	$1,738,549	$1,729,576

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Gross written premiums	$100,706	$110,100	$194,194	$233,085
Ceded written premiums	(2,955)	(4,104)	(4,358)	(11,228)
Net written premiums	97,751	105,996	189,836	221,857
Change in net unearned premiums	(4,937)	23,160	(443)	47,371
Net earned premiums	92,814	129,156	189,393	269,228
Net investment income	15,311	13,216	29,831	25,224
Net realized investment gains (losses)	205	(761)	1,052	(2,281)
Other income	357	282	702	636
Total revenues	108,687	141,893	220,978	292,807

Losses and Expenses:
Net losses and loss adjustment expenses	53,662	78,082	107,046	166,083
Acquisition costs and other underwriting expenses	35,968	47,101	74,237	100,579
Corporate and other operating expenses	6,366	4,990	12,739	11,358
Interest expense	17	12	17	12
Income before income taxes	12,674	11,708	26,939	14,775
Income tax expense	2,581	2,371	5,480	2,944
Net income	$10,093	$9,337	$21,459	$11,831
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$9,983	$9,227	$21,239	$11,611

Per share data:
Net income available to common shareholders
Basic	$0.73	$0.68	$1.56	$0.86
Diluted	$0.73	$0.67	$1.55	$0.84
Weighted-average number of shares outstanding
Basic	13,609,618	13,478,014	13,594,414	13,573,841
Diluted	13,677,908	13,707,984	13,659,154	13,794,221
Cash distributions declared per common share	$0.35	$0.25	$0.70	$0.50

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,093	$9,337	$21,459	$11,831

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	1,887	(3,077)	4,801	5,080
Reclassification adjustment for losses included in net income	10	479	32	966
Unrealized foreign currency translation gains (losses)	47	42	(21)	(159)
Other comprehensive income (loss), net of tax	1,944	(2,556)	4,812	5,887

Comprehensive income, net of tax	$12,037	$6,781	$26,271	$17,718

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2024	2023	2024	2023
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,082,004	10,928,380	11,042,670	10,876,041
Common shares issued under share incentive plans, net of forfeitures	51,293	49,628	65,182	75,541
Common shares issued to directors	25,145	22,279	50,590	48,705
Number at end of period	11,158,442	11,000,287	11,158,442	11,000,287
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$456,179	$452,385	$454,791	$451,305
Share compensation plans	1,371	1,042	2,759	2,122
Balance at end of period	$457,550	$453,427	$457,550	$453,427
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(19,995)	$(34,615)	$(22,863)	$(43,058)
Other comprehensive income:
Change in unrealized holding gains (losses)	1,897	(2,598)	4,833	6,046
Unrealized foreign currency translation gains (losses)	47	42	(21)	(159)
Other comprehensive income (loss)	1,944	(2,556)	4,812	5,887
Balance at end of period	$(18,051)	$(37,171)	$(18,051)	$(37,171)
Retained earnings:
Balance at beginning of period	$251,474	$232,506	$244,988	$233,468
Net income	10,093	9,337	21,459	11,831
Preferred share distributions	(110)	(110)	(220)	(220)
Distributions to shareholders ($0.35 and $0.25 per share per quarter in 2024 and 2023, respectively)	(4,774)	(3,418)	(9,544)	(6,764)
Balance at end of period	$256,683	$238,315	$256,683	$238,315
Number of treasury shares:
Number at beginning of period	1,271,241	1,055,683	1,271,241	802,381
Class A common shares purchased	16,527	215,558	16,527	468,860
Number at end of period	1,287,768	1,271,241	1,287,768	1,271,241
Treasury shares, at cost:
Balance at beginning of period	$(32,163)	$(26,038)	$(32,163)	$(19,486)
Class A common shares purchased, at cost	(529)	(6,125)	(529)	(12,677)
Balance at end of period	$(32,692)	$(32,163)	$(32,692)	$(32,163)
Total shareholders’ equity	$667,490	$626,408	$667,490	$626,408

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$21,459	$11,831
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	2,659	3,342
Restricted stock and stock option expense	2,759	2,122
Deferred federal income taxes	5,480	2,944
Amortization of bond premium and discount, net	(11,375)	(1,725)
Net realized investment losses (gains)	(1,052)	2,281
Loss (income) from equity method investments, net of distributions	(22)	106
Changes in:
Premium receivables, net	21,571	27,245
Reinsurance receivables, net	4,796	(9,895)
Funds held by ceding insurers	(10,152)	2,330
Unpaid losses and loss adjustment expenses	(6,393)	34,547
Unearned premiums	(1,018)	(54,166)
Ceded balances payable	(1,694)	(13,397)
Other assets and liabilities	11,647	(7,679)
Contingent commissions	(2,033)	(5,385)
Federal income tax payable	(2,494)	—
Deferred acquisition costs	1,336	12,875
Prepaid reinsurance premiums	1,460	6,795
Net cash provided by operating activities	36,934	14,171
Cash flows from investing activities:
Proceeds from sale of fixed maturities	51,491	96,890
Proceeds from sale of equity securities	—	24
Proceeds from maturity of fixed maturities	346,119	50,685
Proceeds from maturity of preferred stock	2,934	270
Proceeds from other invested assets	4,548	789
Purchases of fixed maturities	(422,767)	(135,826)
Purchases of equity securities	—	(28)
Net cash provided by (used for) investing activities	(17,675)	12,804
Cash flows from financing activities:
Distributions paid to common shareholders	(9,816)	(7,477)
Distributions paid to preferred shareholders	(220)	(220)
Purchases of class A common shares	(529)	(12,677)
Net cash used for financing activities	(10,565)	(20,374)
Net change in cash and cash equivalents	8,694	6,601
Cash and cash equivalents at beginning of period	38,037	38,846
Cash and cash equivalents at end of period	$46,731	$45,447

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K.

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

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million. No additional restructuring costs were incurred during the quarter and six months ended June 30, 2024. The liability related to the restructuring plan was less than $0.1 million at December 31, 2023. This liability was paid during the first quarter of 2024.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2024
Fixed maturities:
U.S. treasuries	$764,718	$—	$18	$(2,585)	$762,151
Obligations of states and political subdivisions	20,449	—	—	(1,068)	19,381
Mortgage-backed securities	58,825	—	510	(3,972)	55,363
Asset-backed securities	178,730	—	638	(3,750)	175,618
Commercial mortgage-backed securities	76,904	—	16	(4,159)	72,761
Corporate bonds	180,833	—	188	(5,152)	175,869
Foreign corporate bonds	81,925	—	36	(3,058)	78,903
Total fixed maturities	$1,362,384	$—	$1,406	$(23,744)	$1,340,046

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Fixed maturities:
U.S. treasuries	$497,099	$—	$515	$(3,391)	$494,223
Obligations of states and political subdivisions	27,326	—	—	(1,176)	26,150
Mortgage-backed securities	63,173	—	229	(4,475)	58,927
Asset-backed securities	207,375	—	668	(5,091)	202,952
Commercial mortgage-backed securities	84,062	—	12	(4,994)	79,080
Corporate bonds	298,526	—	116	(6,929)	291,713
Foreign corporate bonds	144,531	—	40	(3,823)	140,748
Total fixed maturities	$1,322,092	$—	$1,580	$(29,879)	$1,293,793

As of June 30, 2024 and December 31, 2023, the Company’s investments in equity securities consist of preferred stock in the amounts of $14.7 million and $16.5 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 1.7% and 2.1% of shareholders' equity at June 30, 2024 and December 31, 2023, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$828,600	$826,276
Due in one year through five years	196,138	189,204
Due in five years through ten years	11,812	10,491
Due after ten years	11,375	10,333
Mortgage-backed securities	58,825	55,363
Asset-backed securities	178,730	175,618
Commercial mortgage-backed securities	76,904	72,761
Total	$1,362,384	$1,340,046

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2024. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$549,749	$(719)	$149,715	$(1,866)	$699,464	$(2,585)
Obligations of states and political subdivisions	—	—	19,381	(1,068)	19,381	(1,068)
Mortgage-backed securities	6,072	(97)	34,795	(3,875)	40,867	(3,972)
Asset-backed securities	19,742	(168)	80,809	(3,582)	100,551	(3,750)
Commercial mortgage-backed securities	—	—	70,298	(4,159)	70,298	(4,159)
Corporate bonds	8,827	(54)	128,858	(5,098)	137,685	(5,152)
Foreign corporate bonds	3,993	(7)	60,196	(3,051)	64,189	(3,058)
Total fixed maturities	$588,383	$(1,045)	$544,052	$(22,699)	$1,132,435	$(23,744)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. That new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of June 30, 2024 and December 31, 2023 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $4.9 million and $7.5 million as of June 30, 2024 and December 31, 2023, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2024, gross unrealized losses related to U.S. treasuries were $2.585 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of June 30, 2024, gross unrealized losses related to obligations of states and political subdivisions were $1.068 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of June 30, 2024, gross unrealized losses related to mortgage-backed securities were $3.972 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2024, gross unrealized losses related to asset backed securities were $3.750 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 36.3. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2024, gross unrealized losses related to the CMBS portfolio were $4.159 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 46.1. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2024, gross unrealized losses related to corporate bonds were $5.152 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2024, gross unrealized losses related to foreign bonds were $3.058 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2024 and December 31, 2023 was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Net unrealized gains (losses) from:
Fixed maturities	$(22,338)	$(28,299)
Foreign currency fluctuations	(214)	(187)
Deferred taxes	4,501	5,623
Accumulated other comprehensive income (loss), net of tax	$(18,051)	$(22,863)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and six months ended June 30, 2024 and 2023:

Quarter Ended June 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(19,779)	$(216)	$(19,995)
Other comprehensive income (loss) before reclassification, before tax	2,321	59	2,380
Amounts reclassified from accumulated other comprehensive income, before tax	7	—	7
Other comprehensive income (loss), before tax	2,328	59	2,387
Income tax benefit (expense)	(431)	(12)	(443)
Ending balance, net of tax	$(17,882)	$(169)	$(18,051)

Quarter Ended June 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(34,314)	$(301)	$(34,615)
Other comprehensive income (loss) before reclassification, before tax	(3,757)	53	(3,704)
Amounts reclassified from accumulated other comprehensive income, before tax	587	—	587
Other comprehensive income (loss), before tax	(3,170)	53	(3,117)
Income tax benefit (expense)	572	(11)	561
Ending balance, net of tax	$(36,912)	$(259)	$(37,171)

Six Months Ended June 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive (loss) before reclassification, before tax	5,929	(27)	5,902
Amounts reclassified from accumulated other comprehensive income, before tax	32	—	32
Other comprehensive income (loss), before tax	5,961	(27)	5,934
Income tax benefit (expense)	(1,128)	6	(1,122)
Ending balance, net of tax	$(17,882)	$(169)	$(18,051)

Six Months Ended June 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	6,371	(201)	6,170
Amounts reclassified from accumulated other comprehensive income, before tax	1,193	—	1,193
Other comprehensive income (loss), before tax	7,564	(201)	7,363
Income tax benefit (expense)	(1,518)	42	(1,476)
Ending balance, net of tax	$(36,912)	$(259)	$(37,171)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2024 and 2023 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$7	$587
	Income tax expense (benefit)	3	(108)
	Total reclassifications, net of tax	$10	$479

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$32	$1,193
	Income tax benefit	—	(227)
	Total reclassifications, net of tax	$32	$966

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed maturities:
Gross realized gains	$43	$9	$49	$14
Gross realized losses	(50)	(596)	(81)	(1,207)
Net realized gains (losses)	(7)	(587)	(32)	(1,193)
Equity securities:
Gross realized gains	214	209	1,089	784
Gross realized losses	(2)	(383)	(5)	(1,872)
Net realized gains (losses)	212	(174)	1,084	(1,088)
Total net realized investment gains (losses)	$205	$(761)	$1,052	$(2,281)

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$212	$(174)	$1,084	$(1,088)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(255)	—	(266)	18
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$467	$(174)	$1,350	$(1,106)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Fixed maturities	$51,491	$96,890
Equity securities	—	24

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed maturities	$14,582	$12,313	$28,160	$23,773
Equity securities	245	257	434	447
Cash and cash equivalents	662	300	1,321	563
Other invested assets	334	697	931	1,164
Total investment income	15,823	13,567	30,846	25,947
Investment expense	(512)	(351)	(1,015)	(723)
Net investment income	$15,311	$13,216	$29,831	$25,224

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net investment income	$15,311	$13,216	$29,831	$25,224
Net realized investment gains (losses)	205	(761)	1,052	(2,281)
Change in unrealized holding gains	2,387	(3,117)	5,934	7,363
Net realized and unrealized investment returns	2,592	(3,878)	6,986	5,082
Total investment return	$17,903	$9,338	$36,817	$30,306
Total investment return % (1)	1.3%	0.7%	2.6%	2.3%
Average investment portfolio (2)	$1,426,266	$1,345,235	$1,412,821	$1,343,024

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of June 30, 2024 and December 31, 2023, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2024, the Company held insurance enhanced municipal bonds with a market value of approximately $4.3 million which represented 0.3% of the Company’s total cash and invested assets, net of receivable for securities. The financial guarantors of the Company’s $4.3 million municipal bonds include Assured Guaranty Corporation ($3.4 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2024.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of June 30, 2024 and December 31, 2023:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2024	December 31, 2023
On deposit with governmental authorities	$19,102	$19,262
Held in trust pursuant to third party requirements	154,567	150,796
Total (1)	$173,669	$170,058

(1)
Includes cash and cash equivalents of $10.7 million and $9.0 million at June 30, 2024 and December 31, 2023, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with a carrying value approximating fair value of $33.7 million and $38.2 million as of June 30, 2024 and December 31, 2023. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $3.8 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $18.0 million and $18.3 million at June 30, 2024 and December 31, 2023, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.4 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.
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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$762,151	$—	$—	$762,151
Obligations of states and political subdivisions	—	19,381	—	19,381
Mortgage-backed securities	—	55,363	—	55,363
Commercial mortgage-backed securities	—	72,761	—	72,761
Asset-backed securities	—	175,618	—	175,618
Corporate bonds	—	175,869	—	175,869
Foreign corporate bonds	—	78,903	—	78,903
Total fixed maturities	762,151	577,895	—	1,340,046
Equity securities	—	14,657	—	14,657
Total assets measured at fair value	$762,151	$592,552	$—	$1,354,703

	Fair Value Measurements
As of December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$494,223	$—	$—	$494,223
Obligations of states and political subdivisions	—	26,150	—	26,150
Mortgage-backed securities	—	58,927	—	58,927
Commercial mortgage-backed securities	—	79,080	—	79,080
Asset-backed securities	—	202,952	—	202,952
Corporate bonds	—	291,713	—	291,713
Foreign corporate bonds	—	140,748	—	140,748
Total fixed maturities	494,223	799,570	—	1,293,793
Equity securities	—	16,508	—	16,508
Total assets measured at fair value	$494,223	$816,078	$—	$1,310,301

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$—	$4,335	$—	$4,571
Total gains / (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	(3)	—	7
Included in earnings attributable to realized gains / losses	—	(113)	—	(172)
Transfers into level 3	—	—	—	—
Transfers out of level 3		—		—
Amortization of bond premium and discount, net	—	2	—	4
Purchases	—	39	—	113
Sales	—	(473)	—	(736)
Ending balance	$—	$3,787	$—	$3,787
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$—	$(103)	$—	$(162)

There were no transfers into or out of Level 3 during the quarters and six months ended June 30, 2024 or 2023.

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$3,796	$14,214	$4,048	$14,214
Mortgage Debt Fund, LP (2)	8,356	—	8,172	—
Global Debt Fund, LP (3)	21,558	—	26,016	—
Total	$33,710	$14,214	$38,236	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of June 30, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.3 million were received during the six months ended June 30, 2024.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.2 million and $0.5 million for the quarters ended June 30, 2024 and 2023, respectively, and $0.6 million for the six months ended June 30, 2024 and 2023.

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

During the quarters and six months ended June 30, 2024 and 2023, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$4,423	$3,379	$4,796	$3,322
Current period provision for expected credit losses	(367)	1,369	(173)	1,717
Write-offs	(13)	(692)	(580)	(983)
Ending balance	$4,043	$4,056	$4,043	$4,056

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company conducts business in the United States where the statutory income tax rate is 21% and in Ireland where the statutory income tax rate is 25% on non-trading income, 33% on capital gains, and 12.5% on trading income. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes is derived from its U.S. subsidiaries for the quarters and six months ended June 30, 2024 and 2023.

The following table summarizes the components of income tax expense:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Deferred income tax expense:
U.S. Federal	$2,581	$2,371	$5,480	$2,944
Total income tax expense	$2,581	$2,371	$5,480	$2,944

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The following table summarizes the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$2,662	21.0%	$2,459	21.0%
Adjustments:
Non-deductible executive compensation	105	0.8	52	0.4
Dividend exclusion	(22)	(0.2)	(21)	(0.2)
Parent income treated as partnership for tax	(172)	(1.3)	(146)	(1.2)
Meals & Entertainment	20	0.2	63	0.5
Other	(12)	(0.1)	(36)	(0.2)
Effective income tax expense	$2,581	20.4%	$2,371	20.3%

	Six Months Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$5,657	21.0%	$3,103	21.0%
Adjustments:
Non-deductible executive compensation	210	0.8	105	0.7
Dividend exclusion	(38)	(0.1)	(38)	(0.3)
Parent income treated as partnership for tax	(366)	(1.4)	(342)	(2.3)
Meals & Entertainment	37	0.1	129	0.9
Other	(20)	(0.1)	(13)	(0.1)
Effective income tax expense	$5,480	20.3%	$2,944	19.9%

The Company has a net operating loss (“NOL”) carryforward of $62.9 million as of June 30, 2024, which begins to expire in 2038 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2023 was $78.8 million.

7.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$853,602	$857,520	$850,599	$832,404
Less: Ceded reinsurance receivables	71,814	73,665	72,829	73,021
Net balance at beginning of period	781,788	783,855	777,770	759,383
Incurred losses and loss adjustment expenses related to:
Current year	53,744	78,031	107,127	166,032
Prior years	(82)	51	(81)	51
Total incurred losses and loss adjustment expenses	53,662	78,082	107,046	166,083
Paid losses and loss adjustment expenses related to:
Current year	18,489	24,565	24,086	34,184
Prior years	43,147	44,354	86,916	98,264
Total paid losses and loss adjustment expenses	61,636	68,919	111,002	132,448
Net balance at end of period	773,814	793,018	773,814	793,018
Plus: Ceded reinsurance receivables	70,392	73,933	70,392	73,933
Balance at end of period	$844,206	$866,951	$844,206	$866,951

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Penn-America had a decrease of $0.5 million consisting of (i) $0.4 million decrease for property lines related to the 2020 through 2022 accident years and (ii) $0.1 million decrease for casualty lines across various accident years.
•
Non-Core Operations had an increase of $0.4 million driven by its casualty lines across various accident years.

During the second quarter of 2023, the Company's adjustments to prior accident year loss reserves netted to an increase of $0.1 million.

•
Penn-America had an increase of $0.9 million consisting of (i) $1.2 million increase in aggregate for casualty lines resulting from increases of $4.7 million primarily related to the 2019 through 2021 accident years partially offset by favorable development of $3.5 million mainly due to accident years prior to 2006 and (ii) a $0.3 million decrease in aggregate on its property lines resulting from favorable development of $0.7 million primarily related to the 2020 accident year partially offset by unfavorable development of $0.4 million from various accident years.
•
Non-Core Operations had a decrease of $0.8 million consisting of (i) a $5.3 million decrease related to reinsurance across various accident years, (ii) a $3.9 million increase in casualty lines primarily driven by higher than expected claims severity in the 2021 and 2022 accident years, and (iii) a $0.6 million net increase in property lines primarily related to the 2020 through 2022 accident years.

During the first six months of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Penn-America had a decrease of $0.4 million consisting of (i) $0.3 million decrease for property lines related to the 2020 and 2021 accident years and (ii) $0.1 million decrease for casualty lines across various accident years.
•
Non-Core Operations had an increase of $0.3 million consisting of (i) $0.5 million increase for property lines in the 2019, 2020 and 2022 accident years, (ii) a $0.5 million increase in aggregate for casualty lines across various accident years, and (iii) $0.7 million decrease in reinsurance across various accident years.

During the first six months of 2023, the Company's adjustments to prior accident year loss reserves netted to an increase of $0.1 million.

•
Penn-America had an increase of $3.1 million consisting of (i) $3.9 million increase in aggregate for casualty lines resulting from increases of $6.9 million primarily related to the 2017 through 2021 accident years partially offset by favorable development of $3.0 million mainly due to accident years prior to 2006, (ii) $0.1 million increase in professional lines and (iii) a $0.9 million net decrease in property lines primarily related to the 2020 through 2022 accident years.
•
Non-Core Operations had a decrease of $3.0 million consisting of (i) a $6.3 million decrease in aggregate for reinsurance resulting from favorable development of $7.4 million primarily related to the 2017 through 2021 accident years partially offset by unfavorable development of $1.1 million in the 2022 accident year, (ii) a $1.9 million increase for casualty lines across various accident years, and (iii) a $1.4 million increase in aggregate for property lines resulting from unfavorable development of $2.4 million mainly due to the 2021 and 2022 accident years partially offset by favorable development of $1.0 million primarily in the 2016 and 2020 accident years.

8.
Shareholders’ Equity

Repurchases of the Company's class A common shares

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors has authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 30, 2024, the Company’s remaining authorization to repurchase shares is $101.0 million.

In addition, Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2024:

(Dollars in thousands, except share and per share data) Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1-30, 2024	16,527	(3)	$32.00	—	$101,004
Total	16,527		$32.00

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the six months ended June 30, 2023:

(Dollars in thousands, except share and per share data) Period (1)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2023	3,302	(3)	$23.31	—	$—
January 1-31, 2023	250,000	(4)	$25.90	250,000	$106,604
April 1-30, 2023	200,000	(4)	$28.00	200,000	$101,004
June 1-30, 2023	15,558	(3)	$33.74	—	$101,004
Total	468,860		$27.04

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.
(4)
Purchased as part of the repurchase program announced in October 2022.

There were no class B common shares that were surrendered or repurchased during the quarters and six months ended June 30, 2024 or 2023.

Each class A common share has one vote and each class B common share has ten votes.

As of June 30, 2024, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of June 30, 2024. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of June 30, 2024.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Distribution payments of $0.35 per common share were declared during the six months ended June 30, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
Various (1)	Various	Various	18
Total			$9,544

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Distribution payments of $0.25 per common share were declared during the six months ended June 30, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
Various (1)	Various	Various	(21)
Total			$6,764

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended June 30, 2024 and 2023 and $0.2 million in each of the six months ended June 30, 2024 and 2023.

Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, was $0.3 million as of December 31, 2023. There were no accrued distributions on unvested shares as of June 30, 2024. Accrued preferred distributions were less than $0.1 million as of both June 30, 2024 and December 31, 2023 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s distribution program.

9.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.7% of the voting power of Global Indemnity Group, LLC as of June 30, 2024. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended June 30, 2024 and 2023 and management fee expense of $1.6 million and $1.5 million was incurred during the six months ended June 30, 2024 and 2023, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.6 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

Greenberg Traurig, LLP’s

The Company incurred $0.2 million for legal services rendered by Greenberg Traurig, LLP during both the quarter and six months ended June 30, 2024. Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 9 above for additional information pertaining to this management agreement.

11.
Share-Based Compensation Plans

Options

During the six months ended June 30, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options will vest in four equal tranches of 25% on the first business day of each quarter in 2024. The remaining 350,000 Time-Based Stock Options will vest one-third on each of

March 6, 2025, March 6, 2026, and March 6, 2027. No stock options were granted during the quarter ended June 30, 2024 or the quarter and six months ended June 30, 2023. No unvested stock options were forfeited during the quarters and six months ended June 30, 2024 or 2023.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and six months ended June 30, 2024 and 2023. There were no restricted class A common shares or restricted stock units forfeited during the quarters and six months ended June 30, 2024 and 2023.

There were 51,293 and 49,628 restricted stock units that vested during the quarters ended June 30, 2024 and 2023, respectively, and 65,182 and 75,541 restricted stock units that vested during the six months ended June 30, 2024 and 2023, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended June 30, 2024 and 2023, the Company granted 25,145 and 22,279 class A common shares, respectively, at a weighted average grant date value of $31.23 and $30.20 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2024 and 2023, the Company granted 50,590 and 48,705 class A common shares, respectively, at a weighted average grant date value of $30.55 and $27.63 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the six months ended June 30, 2024 and 2023.

12.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$10,093	$9,337	$21,459	$11,831
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$9,983	$9,227	$21,239	$11,611

Denominator:
Weighted average shares for basic earnings per share	13,609,618	13,478,014	13,594,414	13,573,841
Non-vested restricted stock units	—	61,579	—	58,571
Options	68,290	168,391	64,740	161,809
Weighted average shares for diluted earnings per share	13,677,908	13,707,984	13,659,154	13,794,221

Earnings per share - Basic	$0.73	$0.68	$1.56	$0.86
Earnings per share - Diluted	$0.73	$0.67	$1.55	$0.84

The weighted average shares outstanding used to determine dilutive earnings per share does not include 550,000 options for both the quarter and six months ended June 30, 2024 and 346,667 options for both the quarter and six months ended June 30, 2023 which were deemed to be anti-dilutive.

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

The following are tabulations of business segment information for the quarters and six months ended June 30, 2024 and 2023. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended June 30, 2024 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$100,552	$154	$100,706
Net written premiums	$97,602	$149	$97,751
Net earned premiums	$89,353	$3,461	$92,814
Other income	344	13	357
Total revenues	89,697	3,474	93,171
Losses and Expenses:
Net losses and loss adjustment expenses	51,126	2,536	53,662
Acquisition costs and other underwriting expenses	33,898	2,070	35,968
Income (loss) from segments	$4,673	$(1,132)	$3,541
Unallocated Items:
Net investment income			15,311
Net realized investment gains			205
Corporate and other operating expenses			(6,366)
Interest expense			(17)
Income before income taxes			12,674
Income tax expense			(2,581)
Net income			$10,093

Segment assets	$1,013,413	$578,864	$1,592,277
Corporate assets			146,272
Total assets			$1,738,549

Quarter Ended June 30, 2023 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$95,027	$15,073	$110,100
Net written premiums	$91,593	$14,403	$105,996
Net earned premiums	$92,685	$36,471	$129,156
Other income	266	16	282
Total revenues	92,951	36,487	129,438
Losses and Expenses:
Net losses and loss adjustment expenses	52,427	25,655	78,082
Acquisition costs and other underwriting expenses	34,392	12,709	47,101
Income (loss) from segments	$6,132	$(1,877)	$4,255
Unallocated Items:
Net investment income			13,216
Net realized investment losses			(761)
Corporate and other operating expenses			(4,990)
Interest expense			(12)
Income before income taxes			11,708
Income tax expense			(2,371)
Net income			$9,337

Segment assets	$950,240	$718,095	$1,668,335
Corporate assets			105,667
Total assets			$1,774,002

Six Months Ended June 30, 2024 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$194,600	$(406)	$194,194
Net written premiums	$190,198	$(362)	$189,836
Net earned premiums	$178,485	$10,908	$189,393
Other income	683	19	702
Total revenues	179,168	10,927	190,095
Losses and Expenses:
Net losses and loss adjustment expenses	100,035	7,011	107,046
Acquisition costs and other underwriting expenses	68,825	5,412	74,237
Income (loss) from segments	$10,308	$(1,496)	$8,812
Unallocated Items:
Net investment income			29,831
Net realized investment gains			1,052
Corporate and other operating expenses			(12,739)
Interest expense			(17)
Income before income taxes			26,939
Income tax expense			(5,480)
Net income			$21,459

Segment assets	$1,013,413	$578,864	$1,592,277
Corporate assets			146,272
Total assets			$1,738,549

Six Months Ended June 30, 2023 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$190,439	$42,646	$233,085
Net written premiums	$182,741	$39,116	$221,857
Net earned premiums	$183,297	$85,931	$269,228
Other income	533	103	636
Total revenues	183,830	86,034	269,864
Losses and Expenses:
Net losses and loss adjustment expenses	111,705	54,378	166,083
Acquisition costs and other underwriting expenses	69,101	31,478	100,579
Income from segments	$3,024	$178	$3,202
Unallocated Items:
Net investment income			25,224
Net realized investment losses			(2,281)
Corporate and other operating expenses			(11,358)
Interest expense			(12)
Income before income taxes			14,775
Income tax expense			(2,944)
Net income			$11,831

Segment assets	$950,240	$718,095	$1,668,335
Corporate assets			105,667
Total assets			$1,774,002

14.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024.

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

Financial Highlights

Results of Operations for Six Months

•
Net income of $21.5 million, or $1.55 per share diluted, in 2024 is $9.6 million higher than the same period in 2023.
•
Net earned premiums of $189.4 million (Property: 42% and Casualty: 58%) in 2024 is lower than net earned premiums of $269.2 million (Property 32% and Casualty 68%) in 2023 primarily due to the run off of Non-Core business.
•
Underwriting income was $8.8 million in 2024 which is higher than $3.2 million in underwriting income for the same period in 2023 due to strong underwriting results for the Company's Penn-America segment.
•
Penn-America accident year combined ratio was 94.8% in 2024 compared to 96.8% for the same period in 2023. Consolidated accident year combined ratio was 95.8% in 2024 compared to 99.1% for the same period in 2023.
•
Net investment income of $29.8 million in 2024 was 18.3% better than the same period in 2023. Book yield on the fixed maturities portfolio increased to 4.5% at June 30, 2024 from 3.8% at June 30, 2023.
•
Operating cash flows was $36.9 million in 2024 compared to $14.2 million for the same period in 2023.

2024 Second Quarter Consolidated Financial Condition

•
On August 1, 2024, AM Best affirmed the Financial Strength Rating of A (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.
•
Total cash and investments of $1.4 billion at June 30, 2024 increased 3.2% compared to December 31, 2023; fixed maturities and cash comprise 97% of total investments.
•
Total assets of $1.7 billion at June 30, 2024 and December 31, 2023.
•
No debt at June 30, 2024 and December 31, 2023.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $619.3 million, comprising $522.2 million of share repurchases and $97.1 million of distributions / dividends. This includes $9.8 million of distributions during 2024.
•
Shareholders' equity increased 2.9% from December 31, 2023 to $667.5 million at June 30, 2024.
•
Dividends paid per share increased 40% to $0.70 in 2024 compared to the same period in 2023.
•
Book value per common share increased 2.2% from December 31, 2023 to $48.56 at June 30, 2024.

Results of Operations

The Company realized net income of $10.1 million and $9.3 million during the quarters ended June 30, 2024 and 2023, respectively, and realized net income of $21.5 million and $11.8 million during the six months ended June 30, 2024 and 2023, respectively.

Net investment income increased by $2.1 million and $4.6 million during the quarter and six months ended June 30, 2024 as compared to the same periods in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 18% increase in book yield on the fixed maturities portfolio to 4.5% at June 30, 2024 from 3.8% at June 30, 2023. The weighted average duration of the fixed maturities portfolio was 1.0 years as of June 30, 2024.

The Company generated underwriting income of $8.8 million for the six months ended June 30, 2024 compared to underwriting income of $3.2 million for the same period in 2023. This increase in underwriting income is driven by strong underwriting results within the Company's Penn-America segment mainly due to a 3.0 point improvement in its current accident year loss ratio. Underwriting income for the quarter was $3.5 million in 2024 compared to $4.3 million in 2023. This decrease was predominantly due to a decline in earned premium volume related to Non-Core Operations. Overall, the combined ratio for the quarter improved to 96.6 in 2024 from 96.9 in 2023.

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2024 and 2023:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$100,706	$110,100	(8.5%)	$194,194	$233,085	(16.7%)
Net written premiums	$97,751	$105,996	(7.8%)	$189,836	$221,857	(14.4%)

Net earned premiums	$92,814	$129,156	(28.1%)	$189,393	$269,228	(29.7%)
Other income	357	282	26.6%	702	636	10.4%
Total revenues	93,171	129,438	(28.0%)	190,095	269,864	(29.6%)

Losses and expenses:
Net losses and loss adjustment expenses	53,662	78,082	(31.3%)	107,046	166,083	(35.5%)
Acquisition costs and other underwriting expenses	35,968	47,101	(23.6%)	74,237	100,579	(26.2%)
Underwriting income	3,541	4,255	(16.8%)	8,812	3,202	175.2%

Net investment income	15,311	13,216	15.9%	29,831	25,224	18.3%
Net realized investment gains (losses)	205	(761)	(126.9%)	1,052	(2,281)	(146.1%)
Corporate and other operating expenses	(6,366)	(4,990)	27.6%	(12,739)	(11,358)	12.2%
Interest expense	(17)	(12)	41.7%	(17)	(12)	41.7%
Income before income taxes	12,674	11,708	8.3%	26,939	14,775	82.3%

Income tax expense	2,581	2,371	8.9%	5,480	2,944	86.1%
Net income	$10,093	$9,337	8.1%	$21,459	$11,831	81.4%

Underwriting Ratios:
Loss ratio (1):	57.8%	60.5%		56.5%	61.7%
Expense ratio (2)	38.8%	36.4%		39.2%	37.3%
Combined ratio (3)	96.6%	96.9%		95.7%	99.0%

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
(3)
The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross written premiums (1)
Penn-America	$100,552	$95,027	5.8%	$194,600	$190,439	2.2%
Non-Core Operations	154	15,073	(99.0%)	(406)	42,646	(101.0%)
Total gross written premiums	$100,706	$110,100	(8.5%)	$194,194	$233,085	(16.7%)

Ceded written premiums
Penn-America	$2,950	$3,434	(14.1%)	$4,402	$7,698	(42.8%)
Non-Core Operations	5	670	(99.3%)	(44)	3,530	(101.2%)
Total ceded written premiums	$2,955	$4,104	(28.0%)	$4,358	$11,228	(61.2%)

Net written premiums (2)
Penn-America	$97,602	$91,593	6.6%	$190,198	$182,741	4.1%
Non-Core Operations	149	14,403	(99.0%)	(362)	39,116	(100.9%)
Total net written premiums	$97,751	$105,996	(7.8%)	$189,836	$221,857	(14.4%)

Net earned premiums
Penn-America	$89,353	$92,685	(3.6%)	$178,485	$183,297	(2.6%)
Non-Core Operations	3,461	36,471	(90.5%)	10,908	85,931	(87.3%)
Total net earned premiums	$92,814	$129,156	(28.1%)	$189,393	$269,228	(29.7%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.

Gross written premiums decreased by 8.5% and 16.7% for the quarter and six months ended June 30, 2024 as compared to same periods in 2023. The decrease in gross written premiums is mainly due to a reduction in premiums within Non-Core Operations for lines of business that have been de-emphasized or no longer written. In addition, within Penn-America, the gross written premiums for Programs decreased primarily due to actions taken in 2023 to improve underwriting results through increased rates and form changes. These reductions in premiums were partially offset by continued growth of 10.5% and 8.8% in aggregate for Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions during the quarter and six months ended June 30, 2024, respectively. The growth in Wholesale Commercial and InsurTech is driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products. The growth in Assumed Reinsurance is primarily due to new treaties entered into during 2023 and 2024 and increased participation or organic growth from existing treaties.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention. The Company’s net premium retention is summarized by segments as follows:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Penn-America	97.1%	96.4%	0.7	97.7%	96.0%	1.7
Non-Core Operations	96.8%	95.6%	1.2	89.2%	91.7%	(2.5)
Total	97.1%	96.3%	0.8	97.8%	95.2%	2.6

The net premium retention for the quarter and six months ended June 30, 2024 increased by 0.8 points and 2.6 points, respectively, as compared to the same periods in 2023. Penn-America's retention increased by 0.7 points and 1.7 points for the quarter and six months ended June 30, 2024, respectively, primarily due to the termination of two quota share agreements and lower cost on the Company's catastrophe reinsurance treaty. Cessions on Non-Core Operations were significantly reduced due to sale of manufactured home and dwelling business in 2021 and the Farm, Ranch and Stable business in 2022. See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2023 Annual Report on Form 10-K for additional information on the sale of renewal rights related to the Company’s manufactured and dwelling homes business and the Company's Farm, Ranch & Stable business.

Net Earned Premiums

Net earned premiums within the Penn-America segment decreased by 3.6% and 2.6% for the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 primarily due to the reduction in premiums written for Programs as a result of underwriting actions taken in 2023 to improve underwriting profitability partially offset by continued premium growth in Penn-America's InsurTech and Assumed Reinsurance divisions. Property net earned premiums were $39.1 million and $35.4 million for the quarters ended June 30, 2024 and 2023, respectively, and $79.0 million and $73.0 million for the six months ended June 30, 2024 and 2023, respectively. Casualty net earned premiums were $50.2 million and $57.2 million for the quarters ended June 30, 2024 and 2023, respectively, and $99.5 million and $110.3 million for the six months ended June 30, 2024 and 2023, respectively.

Net earned premiums within the Non-Core Operations segment decreased by 90.5% and 87.3% for the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 primarily due to the non-renewal of a casualty treaty as well as a reduction in earned premiums due to the sale of Farm, Ranch & Stable renewal rights on August 8, 2022. There were no property earned premiums for the quarter and six months ended June 30, 2024. Property earned premiums were $4.4 million and $13.2 million for the quarter and six months ended June 30, 2023, respectively. Casualty net earned premiums were $3.6 million and $32.1 million for the quarters ended June 30, 2024 and 2023, respectively, and $10.9 million and $72.8 million for the six months ended June 30, 2024 and 2023, respectively.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at June 30, 2024. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $844.2 million and $773.8 million, respectively, as of June 30, 2024. A breakout of the Company’s gross and net reserves, as of June 30, 2024, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$135,841	$299,677	$435,518
Non-Core Operations	118,360	290,328	408,688
Total	$254,201	$590,005	$844,206

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$135,590	$287,463	$423,053
Non-Core Operations	83,144	267,617	350,761
Total	$218,734	$555,080	$773,814

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $107.1 million for claims occurring during the six months ended June 30, 2024:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(15,533)	(10,445)	(5,356)	(268)	4,821
	-3%	(13,605)	(8,409)	(3,214)	1,982	7,178
	-2%	(12,641)	(7,392)	(2,143)	3,107	8,356
	-1%	(11,677)	(6,374)	(1,071)	4,232	9,534
	0%	(10,713)	(5,356)	—	5,356	10,713
	1%	(9,749)	(4,339)	1,071	6,481	11,891
	2%	(8,784)	(3,321)	2,143	7,606	13,069
	3%	(7,820)	(2,303)	3,214	8,731	14,248
	5%	(5,892)	(268)	5,356	10,981	16,605

The Company’s net reserves for losses and loss adjustment expenses of $773.8 million as of June 30, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Penn-America

The components of income from the Company’s Penn-America segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$100,552	$95,027	5.8%	$194,600	$190,439	2.2%
Net written premiums	$97,602	$91,593	6.6%	$190,198	$182,741	4.1%

Net earned premiums	$89,353	$92,685	(3.6%)	$178,485	$183,297	(2.6%)
Other income	344	266	29.3%	683	533	28.1%
Total revenues	89,697	92,951	(3.5%)	179,168	183,830	(2.5%)

Losses and expenses:
Net losses and loss adjustment expenses	51,126	52,427	(2.5%)	100,035	111,705	(10.4%)
Acquisition costs and other underwriting expenses	33,898	34,392	(1.4%)	68,825	69,101	(0.4%)
Underwriting income (loss)	$4,673	$6,132	(23.8%)	$10,308	$3,024	240.9%

Underwriting Ratios:
Loss ratio:
Current accident year	57.7%	55.6%	2.1	56.3%	59.3%	(3.0)
Prior accident year	(0.5%)	1.0%	(1.5)	(0.3%)	1.6%	(1.9)
Calendar year loss ratio	57.2%	56.6%	0.6	56.0%	60.9%	(4.9)
Expense ratio	38.0%	37.1%	0.9	38.6%	37.7%	0.9
Combined ratio	95.2%	93.7%	1.5	94.6%	98.6%	(4.0)

Accident year combined ratio (1)	95.7%	92.6%		94.8%	96.8%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended June 30, 2024 and 2023 and $0.7 million and $0.5 million for six months ended June 30, 2024 and 2023, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The calendar year loss ratio for the quarter and six months ended June 30, 2024 was 57.2% (includes a decrease of $0.5 million, or 0.5 percentage points), and was 56.0% (includes a decrease of $0.4 million, or 0.3 percentage points), respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2023 was 56.6% (includes an increase of $0.9 million, or 1.0 percentage points), and was 60.9% (includes an increase of $3.1 million, or 1.6 percentage points), respectively, related to reserve development on prior accident years. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio increased by 2.1 points from 55.6% for the quarter ended June 30, 2023 to 57.7% for the quarter ended June 30, 2024 and improved by 3.0 points from 59.3% for the six months ended June 30, 2023 to 56.3% for the six months ended June 30, 2024. The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,			Quarters Ended June 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$18,461	$16,113	14.6%	47.2%	45.5%	1.7
Catastrophe	3,518	4,087	(13.9%)	9.0%	11.5%	(2.5)
Property losses	21,979	20,200	8.8%	56.2%	57.0%	(0.8)
Casualty losses	29,612	31,343	(5.5%)	59.0%	54.7%	4.3
Total accident year losses	$51,591	$51,543	0.1%	57.7%	55.6%	2.1

•
The current accident year non-catastrophe property loss ratio increased by 1.7 points during the quarter ended June 30, 2024 as compared to the same period in 2023 reflecting higher claims severity in the calendar quarter compared to last year.

•
The current accident year catastrophe loss ratio improved by 2.5 points during the quarter ended June 30, 2024 as compared to the same period in 2023 recognizing lower claims frequency in the calendar quarter compared to last year.

•
The current accident year casualty loss ratio increased by 4.3 points during the quarter ended June 30, 2024 as compared to the same period in 2023 primarily due to higher claims severity in the calendar quarter compared to last year.

	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$35,191	$38,639	(8.9%)	44.5%	52.9%	(8.4)
Catastrophe	6,787	7,392	(8.2%)	8.6%	10.1%	(1.5)
Property losses	41,978	46,031	(8.8%)	53.1%	63.0%	(9.9)
Casualty losses	58,481	62,587	(6.6%)	58.8%	56.8%	2.0
Total accident year losses	$100,459	$108,618	(7.5%)	56.3%	59.3%	(3.0)

•
The current accident year non-catastrophe property loss ratio improved by 8.4 points during the six months ended June 30, 2024 as compared to the same period in 2023 reflecting lower claims frequency and severity in the first six months compared to last year.

•
The current accident year catastrophe loss ratio improved by 1.5 points during the six months ended June 30, 2024 as compared to the same period in 2023 recognizing lower claims frequency in the first six months compared to last year.

•
The current accident year casualty loss ratio increased by 2.0 points during the six months ended June 30, 2024 as compared to the same period in 2023 due to higher claims severity in the first six months compared to last year.

Expense Ratios

The expense ratio for the Company’s Penn-America segment increased by 0.9 points from 37.1% for the quarter ended June 30, 2023 to 38.0% for the quarter ended June 30, 2024 and increased by 0.9 points from 37.7% for the six months ended June 30, 2023 to 38.6% for the six months ended June 30, 2024. The increase in the expense ratio is predominantly due to a reduction of earned premiums in 2024 as well as a one time recovery of expenses related to employee medical benefits in 2023 which did not repeat.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$18,461	47.2%	$16,113	45.5%	$35,191	44.5%	$38,639	52.9%
Effect of prior accident year	(577)	(1.5%)	(660)	(1.9%)	(472)	(0.6%)	(2,222)	(3.0%)
Non catastrophe property losses and ratio (2)	$17,884	45.7%	$15,453	43.6%	$34,719	43.9%	$36,417	49.9%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,518	9.0%	$4,087	11.5%	$6,787	8.6%	$7,392	10.1%
Effect of prior accident year	191	0.5%	332	0.9%	147	0.2%	1,309	1.8%
Catastrophe losses and ratio (2)	$3,709	9.5%	$4,419	12.4%	$6,934	8.8%	$8,701	11.9%

Total property losses and ratio excluding the effect of prior accident year (1)	$21,979	56.2%	$20,200	57.0%	$41,978	53.1%	$46,031	63.0%
Effect of prior accident year	(386)	(1.0%)	(328)	(1.0%)	(325)	(0.4%)	(913)	(1.2%)
Total property losses and ratio (2)	$21,593	55.2%	$19,872	56.0%	$41,653	52.7%	$45,118	61.8%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$29,612	59.0%	$31,343	54.7%	$58,481	58.8%	$62,587	56.8%
Effect of prior accident year	(79)	(0.2%)	1,212	2.1%	(99)	(0.1%)	4,000	3.6%
Total casualty losses and ratio (2)	$29,533	58.8%	$32,555	56.8%	$58,382	58.7%	$66,587	60.4%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$51,591	57.7%	$51,543	55.6%	$100,459	56.3%	$108,618	59.3%
Effect of prior accident year	(465)	(0.5%)	884	1.0%	(424)	(0.3%)	3,087	1.6%
Total net losses and loss adjustment expense and total loss ratio (2)	$51,126	57.2%	$52,427	56.6%	$100,035	56.0%	$111,705	60.9%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Non-Core Operations

The components of income (loss) from the Company’s Non-Core Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$154	$15,073	(99.0%)	$(406)	$42,646	(101.0%)
Net written premiums	$149	$14,403	(99.0%)	$(362)	$39,116	(100.9%)

Net earned premiums	$3,461	$36,471	(90.5%)	$10,908	$85,931	(87.3%)
Other income	13	16	(18.8%)	19	103	(81.6%)
Total revenues	3,474	36,487	(90.5%)	10,927	86,034	(87.3%)

Losses and expenses:
Net losses and loss adjustment expenses	2,536	25,655	(90.1%)	7,011	54,378	(87.1%)
Acquisition costs and other underwriting expenses	2,070	12,709	(83.7%)	5,412	31,478	(82.8%)
Underwriting income (loss)	$(1,132)	$(1,877)	(39.7%)	$(1,496)	$178	NM

Underwriting Ratios:
Loss ratio:
Current accident year	62.2%	72.6%	(10.4)	61.1%	66.8%	(5.7)
Prior accident year	11.1%	(2.3%)	13.4	3.2%	(3.5%)	6.7
Calendar year loss ratio	73.3%	70.3%	3.0	64.3%	63.3%	1.0
Expense ratio	59.8%	34.9%	24.9	49.6%	36.6%	13.0
Combined ratio	133.1%	105.2%	27.9	113.9%	99.9%	14.0

Accident year combined ratio (1)	122.0%	109.3%		110.7%	103.8%

NM - not meaningful

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of less than $0.1 million for each of the quarters ended June 30, 2024 and 2023 and income of less than $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The calendar year loss ratio for the quarter and six months ended June 30, 2024 was 73.3% (includes an increase of $0.4 million, or 11.1 percentage points), and was 64.3% (includes an increase of $0.3 million, or 3.2 percentage points), respectively, related to reserve development on prior accident years. The calendar year loss ratio for the quarter and six months ended June 30, 2023 was 70.3% (includes a decrease of $0.8 million, or 2.3 percentage points), and was 63.3% (includes a decrease of $3.0 million, or 3.5 percentage points), respectively, related to reserve development on prior accident years. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 10.4 points from 72.6% for the quarter ended June 30, 2023 to 62.2 for the quarter ended June 30, 2024 and improved by 5.7 points from 66.8% for the six months ended June 30, 2023 to 61.1% for the six months ended June 30, 2024. The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended June 30,			Quarters Ended June 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$39	$3,412	(98.9%)	(42.1%)	77.9%	(120.0)
Catastrophe	5	1,013	(99.5%)	(5.4%)	23.1%	(28.5)
Property losses	44	4,425	(99.0%)	(47.5%)	101.0%	(148.5)
Casualty losses	2,109	22,063	(90.4%)	59.3%	68.7%	(9.4)
Total accident year losses	$2,153	$26,488	(91.9%)	62.2%	72.6%	(10.4)

	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$56	$7,115	(99.2%)	(180.6%)	54.0%	(234.6)
Catastrophe	9	3,178	(99.7%)	(29.0%)	24.1%	(53.1)
Property losses	65	10,293	(99.4%)	(209.6%)	78.1%	(287.7)
Casualty losses	6,603	47,121	(86.0%)	60.4%	64.8%	(4.4)
Total accident year losses	$6,668	$57,414	(88.4%)	61.1%	66.8%	(5.7)

•
The current accident year casualty loss ratio improved by 9.4 points and 4.4 points during the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 reflecting mix of business changes.

Expense Ratio

The expense ratio for the Company’s Non-Core Operations increased by 24.9 points from 34.9% for the quarter ended June 30, 2023 to 59.8% for the quarter ended June 30, 2024 and increased by 13.0 points from 36.6% for the six months ended June 30, 2023 to 49.6% for the six months ended June 30, 2024 primarily due to lower earned premiums as a result of exiting various lines of business.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$39	(42.1%)	$3,412	77.9%	$56	(180.6%)	$7,115	54.0%
Effect of prior accident year	(274)	294.6%	(1,060)	(24.2%)	(515)	NM	(1,945)	(14.8%)
Non catastrophe property losses and ratio (2)	$(235)	252.5%	$2,352	53.7%	$(459)	NM	$5,170	39.2%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$5	(5.4%)	$1,013	23.1%	$9	(29.0%)	$3,178	24.1%
Effect of prior accident year	235	(252.7%)	(4,408)	(100.7%)	221	NM	(3,787)	(28.7%)
Catastrophe losses and ratio (2)	$240	(258.1%)	$(3,395)	(77.6%)	$230	NM	$(609)	(4.6%)

Total property losses and ratio excluding the effect of prior accident year (1)	$44	(47.5%)	$4,425	101.0%	$65	(209.6%)	$10,293	78.1%
Effect of prior accident year	(39)	41.9%	(5,468)	(124.9%)	(294)	NM	(5,732)	(43.5%)
Total property losses and ratio (2)	$5	(5.6%)	$(1,043)	(23.9%)	$(229)	NM	$4,561	34.6%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$2,109	59.3%	$22,063	68.7%	$6,603	60.4%	$47,121	64.8%
Effect of prior accident year	422	11.9%	4,635	14.4%	637	5.8%	2,696	3.7%
Total casualty losses and ratio (2)	$2,531	71.2%	$26,698	83.1%	$7,240	66.2%	$49,817	68.5%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$2,153	62.2%	$26,488	72.6%	$6,668	61.1%	$57,414	66.8%
Effect of prior accident year	383	11.1%	(833)	(2.3%)	343	3.2%	(3,036)	(3.5%)
Total net losses and loss adjustment expense and total loss ratio (2)	$2,536	73.3%	$25,655	70.3%	$7,011	64.3%	$54,378	63.3%

NM - not meaningful

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 1.0 years.

Net Investment Income

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross investment income (1)	$15,823	$13,567	16.6%	$30,846	$25,947	18.9%
Investment expenses	(512)	(351)	45.9%	(1,015)	(723)	40.4%
Net investment income	$15,311	$13,216	15.9%	$29,831	$25,224	18.3%

(1)
Excludes realized gains and losses

Net investment income increased by 15.9% and 18.3% for the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 18% increase in book yield on the fixed maturities portfolio to 4.5% at June 30, 2024 from 3.8% at June 30, 2023.

At June 30, 2024, the Company held asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations with a market value of $303.7 million. Excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, the average duration of the Company’s fixed maturities portfolio was 0.8 years as of June 30, 2024, compared with 1.2 years as of June 30, 2023. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 4.5% as of June 30, 2024, compared to 3.8% as of June 30, 2023. The embedded book yield on the $19.4 million of taxable municipal bonds in the Company’s portfolio was 2.9% at June 30, 2024, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $30.6 million at June 30, 2023.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Equity securities	$212	$(174)	$1,084	$(1,088)
Fixed maturities	(7)	(587)	(32)	(1,193)
Net realized investment gains (losses)	$205	$(761)	$1,052	$(2,281)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2024 and 2023.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees and advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate and other operating expenses were $6.4 million and $5.0 million during the quarters ended June 30, 2024 and 2023, respectively, and $12.7 million and $11.4 million during the six months ended June 30, 2024 and 2023, respectively. This increase was primarily due to an increase in professional fees.

Income Tax Expense

Income tax expense was $2.6 million and $2.4 million for the quarters ended June 30, 2024 and 2023, respectively, and $5.5 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense is primarily due to higher taxable income during the quarter and six months ended June 30, 2024 as compared to the same periods in 2023.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $10.1 million and $9.3 million for the quarters ended June 30, 2024 and 2023, respectively, and net income of $21.5 million and $11.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, the Company also had future funding commitments of $14.2 million related to one of the Company's investments in a limited partnership. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

The future liquidity of Global Indemnity Group, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends and to pay intercompany debt due to Global Indemnity Group, LLC. The future liquidity of GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends as well as receiving reimbursements from its subsidiaries for utilization of net operating losses. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2023 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2023 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividends declared or paid by the Company's insurance subsidiaries during the quarter and six months ended June 30, 2024.

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

Net cash provided by operating activities was $36.9 million and $14.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in operating cash flows of approximately $22.8 million from the prior year was primarily a net result of the following items:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change
Net premiums collected	$199,646	$237,847	$(38,201)
Net losses paid	(108,643)	(141,431)	32,788
Underwriting and corporate expenses	(72,568)	(105,981)	33,413
Net investment income	21,010	23,748	(2,738)
Net federal income taxes paid	(2,494)	—	(2,494)
Interest paid	(17)	(12)	(5)
Net cash provided by operating activities	$36,934	$14,171	$22,763

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

The Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2024 and June 21, 2024. Distributions paid to common shareholders were $9.8 million during the six months ended June 30, 2024. In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2024.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.3 million were received during the six months ended June 30, 2024. The Global Debt Fund, LP had a fair market value of $21.6 million at June 30, 2024.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

There have been no material changes to the Company’s market risk since December 31, 2023. The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.0 years.

Please see Item 7A of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were 16,527 shares surrendered by the Company’s employees during the quarter and six months ended June 30, 2024.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and six months ended June 30, 2024.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 8, 2024	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)