Form 10-Q
period 2024-09-30
Global Indemnity Group, LLC
filed 2024-11-07
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, the registrant had outstanding 9,894,230 Class A Common Shares and 3,793,612 Class B Common Shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2024 (Unaudited) and December 31, 2023	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	4

	Consolidated Statements of Comprehensive Income Quarters and Nine Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signature		49

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,404,854 and $1,322,092; net of allowance for expected credit losses of $0 at September 30, 2024 and December 31, 2023)	$1,395,229	$1,293,793
Equity securities, at fair value	12,347	16,508
Other invested assets	29,459	38,236
Total investments	1,437,035	1,348,537

Cash and cash equivalents	31,019	38,037
Premium receivables, net of allowance for expected credit losses of $3,486 at September 30, 2024 and $4,796 at December 31, 2023	73,425	102,158
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at September 30, 2024 and December 31, 2023	76,393	80,439
Funds held by ceding insurers	27,194	16,989
Deferred federal income taxes	24,491	36,802
Deferred acquisition costs	40,855	42,445
Intangible assets	14,191	14,456
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,260	4,958
Receivable for securities	19	3,858
Federal income tax receivable	1,062	—
Lease right of use assets	8,519	9,715
Other assets	18,834	26,362
Total assets	$1,761,117	$1,729,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$840,176	$850,599
Unearned premiums	183,362	182,852
Ceded balances payable	963	2,642
Federal income tax payable	—	1,595
Contingent commissions	5,203	5,632
Lease liabilities	10,836	12,733
Other liabilities	33,851	24,770
Total liabilities	$1,074,391	$1,080,823

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,181,998 and 11,042,670, respectively; class A common shares outstanding: 9,894,230 and 9,771,429, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	458,714	454,791
Accumulated other comprehensive income (loss), net of tax	(7,847)	(22,863)
Retained earnings	264,551	244,988
Class A common shares in treasury, at cost: 1,287,768 and 1,271,241 shares, respectively	(32,692)	(32,163)
Total shareholders’ equity	686,726	648,753
Total liabilities and shareholders’ equity	$1,761,117	$1,729,576

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Gross written premiums	$99,767	$98,926	$293,961	$332,011
Ceded written premiums	(2,590)	(3,303)	(6,948)	(14,531)
Net written premiums	97,177	95,623	287,013	317,480
Change in net unearned premiums	(1,764)	16,072	(2,207)	63,443
Net earned premiums	95,413	111,695	284,806	380,923
Net investment income	16,488	14,200	46,319	39,424
Net realized investment gains (losses)	(512)	(133)	540	(2,414)
Other income	372	299	1,074	935
Total revenues	111,761	126,061	332,739	418,868

Losses and Expenses:
Net losses and loss adjustment expenses	52,400	65,116	159,446	231,199
Acquisition costs and other underwriting expenses	37,553	46,202	111,790	146,781
Corporate and other operating expenses	5,923	5,280	18,662	16,638
Interest expense	—	—	17	12
Income before income taxes	15,885	9,463	42,824	24,238
Income tax expense	3,125	1,763	8,605	4,707
Net income	$12,760	$7,700	$34,219	$19,531
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$12,650	$7,590	$33,889	$19,201

Per share data:
Net income available to common shareholders
Basic	$0.93	$0.56	$2.49	$1.42
Diluted	$0.92	$0.55	$2.48	$1.39
Weighted-average number of shares outstanding
Basic	13,664,542	13,522,874	13,617,960	13,556,665
Diluted	13,800,877	13,814,445	13,684,018	13,798,876
Cash distributions declared per common share	$0.35	$0.25	$1.05	$0.75

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,760	$7,700	$34,219	$19,531

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	9,513	(897)	14,314	4,183
Reclassification adjustment for losses included in net income	633	94	665	1,060
Unrealized foreign currency translation gains (losses)	58	(143)	37	(302)
Other comprehensive income (loss), net of tax	10,204	(946)	15,016	4,941

Comprehensive income, net of tax	$22,964	$6,754	$49,235	$24,472

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2024	2023	2024	2023
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,158,442	11,000,287	11,042,670	10,876,041
Common shares issued under share incentive plans, net of forfeitures	—	—	65,182	75,541
Common shares issued to directors	23,556	19,887	74,146	68,592
Number at end of period	11,181,998	11,020,174	11,181,998	11,020,174
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$457,550	$453,427	$454,791	$451,305
Share compensation plans	1,164	989	3,923	3,111
Balance at end of period	$458,714	$454,416	$458,714	$454,416
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(18,051)	$(37,171)	$(22,863)	$(43,058)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	10,146	(803)	14,979	5,243
Unrealized foreign currency translation gains (losses)	58	(143)	37	(302)
Other comprehensive income (loss)	10,204	(946)	15,016	4,941
Balance at end of period	$(7,847)	$(38,117)	$(7,847)	$(38,117)
Retained earnings:
Balance at beginning of period	$256,683	$238,315	$244,988	$233,468
Net income	12,760	7,700	34,219	19,531
Preferred share distributions	(110)	(110)	(330)	(330)
Distributions to shareholders ($0.35 and $0.25 per share per quarter in 2024 and 2023, respectively)	(4,782)	(3,386)	(14,326)	(10,150)
Balance at end of period	$264,551	$242,519	$264,551	$242,519
Number of treasury shares:
Number at beginning of period	1,287,768	1,271,241	1,271,241	802,381
Class A common shares purchased	—	—	16,527	468,860
Number at end of period	1,287,768	1,271,241	1,287,768	1,271,241
Treasury shares, at cost:
Balance at beginning of period	$(32,692)	$(32,163)	$(32,163)	$(19,486)
Class A common shares purchased, at cost	—	—	(529)	(12,677)
Balance at end of period	$(32,692)	$(32,163)	$(32,692)	$(32,163)
Total shareholders’ equity	$686,726	$630,655	$686,726	$630,655

See accompanying notes to consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$34,219	$19,531
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,993	4,801
Restricted stock and stock option expense	3,923	3,111
Deferred federal income taxes	8,605	4,711
Amortization of bond premium and discount, net	(16,989)	(3,874)
Net realized investment losses (gains)	(540)	2,414
Income from equity method investments, net of distributions	136	112
Changes in:
Premium receivables, net	28,733	37,636
Reinsurance receivables, net	4,046	140
Funds held by ceding insurers	(10,158)	(1,076)
Unpaid losses and loss adjustment expenses	(10,423)	29,399
Unearned premiums	510	(73,673)
Ceded balances payable	(1,679)	(13,709)
Other assets and liabilities	7,672	2,061
Contingent commissions	(429)	(4,015)
Federal income tax payable	(2,657)	—
Deferred acquisition costs	1,590	18,952
Prepaid reinsurance premiums	1,698	10,231
Net cash provided by operating activities	52,250	36,752
Cash flows from investing activities:
Proceeds from sale of fixed maturities	80,236	114,058
Proceeds from sale of equity securities	—	24
Proceeds from maturity of fixed maturities	539,542	158,216
Proceeds from maturity of preferred stock	5,534	500
Proceeds from other invested assets	8,641	1,196
Purchases of fixed maturities	(682,546)	(282,564)
Purchases of equity securities	—	(74)
Net cash used for investing activities	(48,593)	(8,644)
Cash flows from financing activities:
Distributions paid to common shareholders	(9,816)	(7,477)
Distributions paid to preferred shareholders	(330)	(330)
Purchases of class A common shares	(529)	(12,677)
Net cash used for financing activities	(10,675)	(20,484)
Net change in cash and cash equivalents	(7,018)	7,624
Cash and cash equivalents at beginning of period	38,037	38,846
Cash and cash equivalents at end of period	$31,019	$46,470

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K.

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

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million. No additional restructuring costs were incurred during the quarter and nine months ended September 30, 2024. The liability related to the restructuring plan was less than $0.1 million at December 31, 2023. This liability was paid during the first quarter of 2024.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2024
Fixed maturities:
U.S. treasuries	$889,891	$—	$1,380	$(683)	$890,588
Obligations of states and political subdivisions	17,807	—	—	(634)	17,173
Mortgage-backed securities	49,317	—	598	(2,438)	47,477
Asset-backed securities	159,166	—	1,312	(2,810)	157,668
Commercial mortgage-backed securities	76,675	—	77	(2,526)	74,226
Corporate bonds	149,857	—	317	(2,777)	147,397
Foreign corporate bonds	62,141	—	163	(1,604)	60,700
Total fixed maturities	$1,404,854	$—	$3,847	$(13,472)	$1,395,229

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Fixed maturities:
U.S. treasuries	$497,099	$—	$515	$(3,391)	$494,223
Obligations of states and political subdivisions	27,326	—	—	(1,176)	26,150
Mortgage-backed securities	63,173	—	229	(4,475)	58,927
Asset-backed securities	207,375	—	668	(5,091)	202,952
Commercial mortgage-backed securities	84,062	—	12	(4,994)	79,080
Corporate bonds	298,526	—	116	(6,929)	291,713
Foreign corporate bonds	144,531	—	40	(3,823)	140,748
Total fixed maturities	$1,322,092	$—	$1,580	$(29,879)	$1,293,793

As of September 30, 2024 and December 31, 2023, the Company’s investments in equity securities consist of preferred stock in the amounts of $12.3 million and $16.5 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 1.7% and 2.1% of shareholders' equity at September 30, 2024 and December 31, 2023, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$945,787	$946,078
Due in one year through five years	153,185	150,427
Due in five years through ten years	10,807	10,090
Due after ten years	9,917	9,263
Mortgage-backed securities	49,317	47,477
Asset-backed securities	159,166	157,668
Commercial mortgage-backed securities	76,675	74,226
Total	$1,404,854	$1,395,229

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2024. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$18,829	$(4)	$67,499	$(679)	$86,328	$(683)
Obligations of states and political subdivisions	—	—	17,173	(634)	17,173	(634)
Mortgage-backed securities	6,235	(127)	24,167	(2,311)	30,402	(2,438)
Asset-backed securities	4,130	(49)	56,171	(2,761)	60,301	(2,810)
Commercial mortgage-backed securities	9	—	65,051	(2,526)	65,060	(2,526)
Corporate bonds	6,043	(11)	106,762	(2,766)	112,805	(2,777)
Foreign corporate bonds	520	(7)	50,111	(1,597)	50,631	(1,604)
Total fixed maturities	$35,766	$(198)	$386,934	$(13,274)	$422,700	$(13,472)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of September 30, 2024 and December 31, 2023 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $3.5 million and $7.5 million as of September 30, 2024 and December 31, 2023, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2024, gross unrealized losses related to U.S. treasuries were $0.683 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of September 30, 2024, gross unrealized losses related to obligations of states and political subdivisions were $0.634 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2024, gross unrealized losses related to mortgage-backed securities were $2.438 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2024, gross unrealized losses related to asset backed securities were $2.810 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 38.0. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2024, gross unrealized losses related to the CMBS portfolio were $2.526 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 44.0. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2024, gross unrealized losses related to corporate bonds were $2.777 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2024, gross unrealized losses related to foreign bonds were $1.604 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2024 and December 31, 2023 was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Net unrealized gains (losses) from:
Fixed maturities	$(9,625)	$(28,299)
Foreign currency fluctuations	(140)	(187)
Deferred taxes	1,918	5,623
Accumulated other comprehensive income (loss), net of tax	$(7,847)	$(22,863)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and nine months ended September 30, 2024 and 2023:

Quarter Ended September 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(17,882)	$(169)	$(18,051)
Other comprehensive income before reclassification, before tax	11,912	74	11,986
Amounts reclassified from accumulated other comprehensive income, before tax	801	—	801
Other comprehensive income, before tax	12,713	74	12,787
Income tax expense	(2,568)	(15)	(2,583)
Ending balance, net of tax	$(7,737)	$(110)	$(7,847)

Quarter Ended September 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(36,912)	$(259)	$(37,171)
Other comprehensive loss before reclassification, before tax	(1,191)	(181)	(1,372)
Amounts reclassified from accumulated other comprehensive income, before tax	118	—	118
Other comprehensive loss, before tax	(1,073)	(181)	(1,254)
Income tax benefit	270	38	308
Ending balance, net of tax	$(37,715)	$(402)	$(38,117)

Nine Months Ended September 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income before reclassification, before tax	17,841	47	17,888
Amounts reclassified from accumulated other comprehensive income, before tax	833	—	833
Other comprehensive income, before tax	18,674	47	18,721
Income tax expense	(3,696)	(9)	(3,705)
Ending balance, net of tax	$(7,737)	$(110)	$(7,847)

Nine Months Ended September 30, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	5,179	(382)	4,797
Amounts reclassified from accumulated other comprehensive income, before tax	1,311	—	1,311
Other comprehensive income (loss), before tax	6,490	(382)	6,108
Income tax benefit (expense)	(1,247)	80	(1,167)
Ending balance, net of tax	$(37,715)	$(402)	$(38,117)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$801	$118
	Income tax benefit	(168)	(24)
	Total reclassifications, net of tax	$633	$94

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$833	$1,311
	Income tax benefit	(168)	(251)
	Total reclassifications, net of tax	$665	$1,060

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed maturities:
Gross realized gains	$5	$15	$54	$29
Gross realized losses	(806)	(133)	(887)	(1,340)
Net realized gains (losses)	(801)	(118)	(833)	(1,311)
Equity securities:
Gross realized gains	295	163	1,384	726
Gross realized losses	(6)	(178)	(11)	(1,829)
Net realized gains (losses)	289	(15)	1,373	(1,103)
Total net realized investment gains (losses)	$(512)	$(133)	$540	$(2,414)

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$289	$(15)	$1,373	$(1,103)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(157)	15	(423)	32
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$446	$(30)	$1,796	$(1,135)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Fixed maturities	$80,236	$114,058
Equity securities	-	24

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed maturities	$15,457	$12,961	$43,617	$36,734
Equity securities	181	188	615	635
Cash and cash equivalents	800	501	2,121	1,064
Other invested assets	555	916	1,486	2,080
Total investment income	16,993	14,566	47,839	40,513
Investment expense	(505)	(366)	(1,520)	(1,089)
Net investment income	$16,488	$14,200	$46,319	$39,424

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net investment income	$16,488	$14,200	$46,319	$39,424
Net realized investment gains (losses)	(512)	(133)	540	(2,414)
Change in unrealized holding gains	12,787	(1,254)	18,721	6,108
Net realized and unrealized investment returns	12,275	(1,387)	19,261	3,694
Total investment return	$28,763	$12,813	$65,580	$43,118
Total investment return % (1)	2.0%	0.9%	4.6%	3.2%
Average investment portfolio (2)	$1,451,641	$1,355,077	$1,429,253	$1,354,727

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of September 30, 2024 and December 31, 2023, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of September 30, 2024, the Company held insurance enhanced municipal bonds with a market value of approximately $1.7 million which represented 0.1% of the Company’s total cash and invested assets, net of receivable for securities. The financial guarantors of the Company’s $1.7 million municipal bonds include Assured Guaranty Corporation ($0.8 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2024.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of September 30, 2024 and December 31, 2023:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2024	December 31, 2023
On deposit with governmental authorities	$19,627	$19,262
Held in trust pursuant to third party requirements	157,879	150,796
Total (1)	$177,506	$170,058

(1)
Includes cash and cash equivalents of $3.9 million and $9.0 million at September 30, 2024 and December 31, 2023, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with a carrying value approximating fair value of $29.5 million and $38.2 million as of September 30, 2024 and December 31, 2023. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $3.4 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $17.6 million and $18.3 million at September 30, 2024 and December 31, 2023, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.6 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$890,588	$—	$—	$890,588
Obligations of states and political subdivisions	—	17,173	—	17,173
Mortgage-backed securities	—	47,477	—	47,477
Commercial mortgage-backed securities	—	74,226	—	74,226
Asset-backed securities	—	157,668	—	157,668
Corporate bonds	—	147,397	—	147,397
Foreign corporate bonds	—	60,700	—	60,700
Total fixed maturities	890,588	504,641	—	1,395,229
Equity securities	—	12,347	—	12,347
Total assets measured at fair value	$890,588	$516,988	$—	$1,407,576

	Fair Value Measurements
As of December 31, 2023 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$494,223	$—	$—	$494,223
Obligations of states and political subdivisions	—	26,150	—	26,150
Mortgage-backed securities	—	58,927	—	58,927
Commercial mortgage-backed securities	—	79,080	—	79,080
Asset-backed securities	—	202,952	—	202,952
Corporate bonds	—	291,713	—	291,713
Foreign corporate bonds	—	140,748	—	140,748
Total fixed maturities	494,223	799,570	—	1,293,793
Equity securities	—	16,508	—	16,508
Total assets measured at fair value	$494,223	$816,078	$—	$1,310,301

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$—	$3,787	$—	$4,571
Total gains / (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	3	—	10
Included in earnings attributable to realized gains / losses	—	24	—	(148)
Amortization of bond premium and discount, net	—	1	—	5
Purchases	—	182	—	295
Sales	—	(428)	—	(1,164)
Ending balance	$—	$3,569	$—	$3,569
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$—	$31	$—	$(131)

There were no transfers into or out of Level 3 during the quarters and nine months ended September 30, 2024 or 2023.

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$3,406	$14,214	$4,048	$14,214
Mortgage Debt Fund, LP (2)	8,588	—	8,172	—
Global Debt Fund, LP (3)	17,465	—	26,016	—
Total	$29,459	$14,214	$38,236	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of September 30, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $8.7 million were received during the nine months ended September 30, 2024.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of ($0.2) million and $0.1 million for the quarters ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During the quarters and nine months ended September 30, 2024 and 2023, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$4,043	$4,056	$4,796	$3,322
Current period provision for expected credit losses	(522)	428	(695)	2,145
Write-offs	(35)	(364)	(615)	(1,347)
Ending balance	$3,486	$4,120	$3,486	$4,120

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company conducts business in the United States where the statutory income tax rate is 21% and in Ireland where the statutory income tax rate is 25% on non-trading income, 33% on capital gains, and 12.5% on trading income. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income before income taxes is derived from its U.S. subsidiaries for the quarters and nine months ended September 30, 2024 and 2023.

The following table summarizes the components of income tax expense:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Current income tax benefit:
U.S. Federal	$—	$(4)	$—	$(4)
Total current income tax benefit	$—	$(4)	$—	$(4)
Deferred income tax expense:
U.S. Federal	$3,125	$1,767	$8,605	$4,711
Total deferred income tax expense	3,125	1,767	8,605	4,711
Total income tax expense	$3,125	$1,763	$8,605	$4,707

The weighted average expected tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The following tables summarize the differences between the tax provision for financial statement purposes and the expected tax provision at the weighted average tax rate:

	Quarters Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$3,336	21.0%	$1,987	21.0%
Adjustments:
Non-deductible executive compensation	105	0.7	53	0.6
Dividend exclusion	(16)	(0.1)	(16)	(0.2)
Parent income treated as partnership for tax	(324)	(2.0)	(326)	(3.4)
Meals & Entertainment	7	—	68	0.7
Other	17	0.1	(3)	(0.1)
Effective income tax expense	$3,125	19.7%	$1,763	18.6%

	Nine Months Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
Expected tax provision at weighted average tax rate	$8,993	21.0%	$5,090	21.0%
Adjustments:
Non-deductible executive compensation	315	0.7	158	0.7
Dividend exclusion	(54)	(0.1)	(54)	(0.2)
Parent income treated as partnership for tax	(690)	(1.6)	(668)	(2.8)
Meals & Entertainment	44	0.1	197	0.8
Other	(3)	—	(16)	(0.1)
Effective income tax expense	$8,605	20.1%	$4,707	19.4%

The Company has a net operating loss (“NOL”) carryforward of $51.5 million as of September 30, 2024, which begins to expire in 2038 based on when the original NOL was generated. The Company’s NOL carryforward as of December 31, 2023 was $78.8 million.

7.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$844,206	$866,951	$850,599	$832,404
Less: ceded reinsurance receivables	70,392	73,933	72,829	73,021
Net balance at beginning of period	773,814	793,018	777,770	759,383
Incurred losses and loss adjustment expenses related to:
Current year	52,434	65,167	159,561	231,199
Prior years	(34)	(51)	(115)	—
Total incurred losses and loss adjustment expenses	52,400	65,116	159,446	231,199
Paid losses and loss adjustment expenses related to:
Current year	8,415	20,990	32,501	55,174
Prior years	48,520	50,361	135,436	148,625
Total paid losses and loss adjustment expenses	56,935	71,351	167,937	203,799
Net balance at end of period	769,279	786,783	769,279	786,783
Plus: ceded reinsurance receivables	70,897	75,020	70,897	75,020
Balance at end of period	$840,176	$861,803	$840,176	$861,803

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of less than $0.1 million.

•
Penn-America had an increase of less than $0.1 million consisting of a $3.7 million decrease for property lines offset by a $3.7 million increase for casualty lines across various accident years.
•
Non-Core Operations had a decrease of less than $0.1 million across various accident years.

During the third quarter of 2023, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Penn-America had an increase of $7.8 million consisting of (i) $6.1 million increase in aggregate for casualty lines resulting from increases of $11.3 million primarily related to the 2019 through 2021 accident years partially offset by favorable development of $5.2 million across various accident years, and (ii) a $1.7 million net increase on its property lines resulting from adverse development primarily related to the 2019 to 2021 accident years.
•
Non-Core Operations had a decrease of $7.8 million primarily consisting of (i) a $12.7 million net decrease related to reinsurance across multiple accident years, (ii) a $4.5 million increase in aggregate for casualty lines related to $7.1 million of adverse development primarily in the 2020 through 2022 accident years partially offset by $2.6 million of favorable development primarily in the 2016 through 2019 accident years, and (iii) a $0.5 million increase in aggregate related to property due to $1.4 million of adverse development primarily in the 2022 accident year partially offset by $0.9 million of favorable development mainly in the 2016 and 2018 through 2020 accident years.

During the first nine months of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Penn-America had a decrease of $0.4 million consisting of $4.0 million decrease for property lines offset by a $3.6 million increase for casualty lines across various accident years.
•
Non-Core Operations had an increase of $0.3 million across various accident years.

During the first nine months of 2023, the Company's adjustments to prior accident year loss reserves netted to zero.

•
Penn-America had an increase of $10.9 million consisting of (i) $10.1 million increase in aggregate for casualty lines resulting from increases of $16.9 million primarily related to the 2018 through 2021 accident years partially offset by favorable development of $6.8 million across various accident years, and (ii) a $0.8 million net increase in property lines primarily related to the 2015 and 2018 through 2022 accident years.
•
Non-Core Operations had a decrease of $10.9 million primarily consisting of (i) a $19.0 million net decrease related to reinsurance across multiple accident years, (ii) a $6.4 million increase in aggregate for casualty lines related to $11.2 million of adverse development mainly in the 2020 through 2022 accident years partially offset by $4.8 million of favorable development primarily in the 2014 and 2016 through 2018 accident years, and (iii) a $1.8 million increase in aggregate for property lines resulting from $3.4 million of adverse development mainly in the 2021 and 2022 accident years partially offset by $1.6 million of favorable development primarily in the 2016, 2018, and 2020 accident years.

8.
Shareholders’ Equity

Repurchases of the Company's class A common shares

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors has authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 30, 2024, the Company’s remaining authorization to repurchase shares is $101.0 million.

In addition, Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance.

The following table provides information with respect to the class A common shares that were surrendered or repurchased during the nine months ended September 30, 2024:

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

There were no class B common shares that were surrendered or repurchased during the quarters and nine months ended September 30, 2024 or 2023.

Each class A common share has one vote and each class B common share has ten votes.

As of September 30, 2024, Global Indemnity Group, LLC’s class A common shares were held by approximately 135 shareholders of record. There were two holders of record of Global Indemnity Group, LLC’s class B common shares, all of whom are affiliated investment funds of Fox Paine & Company, LLC, as of September 30, 2024. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of September 30, 2024.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the nine months ended September 30, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
September 19, 2024	September 30, 2024	October 7, 2024	4,782
Various (1)	Various	Various	18
Total			$14,326

(1)
Represents distributions declared on unvested shares, net of forfeitures.

Quarterly distribution payments of $0.25 per common share were declared during the nine months ended September 30, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
September 28, 2023	October 9, 2023	October 16, 2023	3,385
Various (1)	Various	Various	(20)
Total			$10,150

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended September 30, 2024 and 2023 and $0.3 million in each of the nine months ended September 30, 2024 and 2023.

Distributions of $4.8 million, which were declared on September 19, 2024 but not paid until October 7, 2024, were included in other liabilities on the consolidated balance sheets as of September 30, 2024. There were no accrued distributions on unvested shares as of September 30, 2024. Accrued distributions on unvested shares, which were included in other liabilities on the consolidated balance sheets, was $0.3 million as of December 31, 2023. Accrued preferred distributions were less than $0.1 million as of both September 30, 2024 and December 31, 2023 and were also included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the Company’s distribution program.

9.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority

Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.6% of the voting power of Global Indemnity Group, LLC as of September 30, 2024. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended September 30, 2024 and 2023 and management fee expense of $2.4 million and $2.3 million was incurred during the nine months ended September 30, 2024 and 2023, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $3.0 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Greenberg Traurig, LLP’s

The Company incurred less than $0.1 million and $0.2 million for legal services rendered by Greenberg Traurig, LLP during the quarter and nine months ended September 30, 2024, respectively. Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 9 above for additional information pertaining to this management agreement.

11.
Share-Based Compensation Plans

Options

During the nine months ended September 30, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options will vest in four equal tranches of 25% on the first business day of each quarter in 2024. The remaining 350,000 Time-Based Stock Options will vest one-third on each of March 6, 2025, March 6, 2026, and March 6, 2027. No stock options were granted during the quarter ended September 30, 2024 or the quarter and nine months ended September 30, 2023. No unvested stock options were forfeited during the quarters and nine months ended September 30, 2024 or 2023.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and nine months ended September 30, 2024 and 2023. There were no restricted class A common shares or restricted stock units forfeited during the quarter and nine months ended September 30, 2024. There were 4,282 restricted stock units forfeited during the quarter and nine months ended September 30, 2023. There were no restricted class A common shares forfeited during the quarter and nine months ended September 30, 2023.

There were no restricted stock units that vested during the quarters ended September 30, 2024 and 2023. There were 65,182 and 61,652 restricted stock units that vested during the nine months ended September 30, 2024 and 2023, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended September 30, 2024 and 2023, the Company granted 23,556 and 19,887 class A common shares, respectively, at a weighted average grant date value of $31.16 and $33.83 per share, respectively, to non-employee directors of the Company under the Plan. During the nine months ended September 30, 2024 and 2023, the Company granted 74,146 and 68,592 class A common shares, respectively, at a weighted average grant date value of $30.74 and $29.43 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Rule 10b5-1 Trading Plans

The Company did not have any Rule 10b5-1 Trading Plans in place during the nine months ended September 30, 2024 and 2023.

12.
Earnings Per Share

Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$12,760	$7,700	$34,219	$19,531
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$12,650	$7,590	$33,889	$19,201

Denominator:
Weighted average shares for basic earnings per share	13,664,542	13,522,874	13,617,960	13,556,665
Non-vested restricted stock units	—	65,609	—	57,721
Options	136,335	225,962	66,058	184,490
Weighted average shares for diluted earnings per share	13,800,877	13,814,445	13,684,018	13,798,876

Earnings per share - Basic	$0.93	$0.56	$2.49	$1.42
Earnings per share - Diluted	$0.92	$0.55	$2.48	$1.39

The weighted average shares outstanding used to determine dilutive earnings per share does not include 550,000 options for both the quarter and nine months ended September 30, 2024 and 300,000 and 346,667 options for the quarter and nine months ended September 30, 2023, respectively, which were deemed to be anti-dilutive.

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

The Company manages the distribution of its core product offerings through Penn-America. Penn-America offers specialty property and casualty products designed for GBLI's Wholesale Commercial, Specialty Products, InsurTech, and Assumed Reinsurance product offerings. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2024 and 2023. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended September 30, 2024 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$103,244	$(3,477)	$99,767
Net written premiums	$100,712	$(3,535)	$97,177
Net earned premiums	$93,982	$1,431	$95,413
Other income	337	35	372
Total revenues	94,319	1,466	95,785
Losses and Expenses:
Net losses and loss adjustment expenses	51,382	1,018	52,400
Acquisition costs and other underwriting expenses	35,629	1,924	37,553
Income (loss) from segments	$7,308	$(1,476)	$5,832
Unallocated Items:
Net investment income			16,488
Net realized investment losses			(512)
Corporate and other operating expenses			(5,923)
Income before income taxes			15,885
Income tax expense			(3,125)
Net income			$12,760

Segment assets	$1,044,750	$562,403	$1,607,153
Corporate assets			153,964
Total assets			$1,761,117

Quarter Ended September 30, 2023 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$87,004	$11,922	$98,926
Net written premiums	$84,096	$11,527	$95,623
Net earned premiums	$83,462	$28,233	$111,695
Other income	275	24	299
Total revenues	83,737	28,257	111,994
Losses and Expenses:
Net losses and loss adjustment expenses	56,020	9,096	65,116
Acquisition costs and other underwriting expenses	32,210	13,992	46,202
Income (loss) from segments	$(4,493)	$5,169	$676
Unallocated Items:
Net investment income			14,200
Net realized investment losses			(133)
Corporate and other operating expenses			(5,280)
Income before income taxes			9,463
Income tax expense			(1,763)
Net income			$7,700

Segment assets	$967,573	$684,187	$1,651,760
Corporate assets			116,086
Total assets			$1,767,846

Nine Months Ended September 30, 2024 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$297,844	$(3,883)	$293,961
Net written premiums	$290,910	$(3,897)	$287,013
Net earned premiums	$272,467	$12,339	$284,806
Other income	1,020	54	1,074
Total revenues	273,487	12,393	285,880
Losses and Expenses:
Net losses and loss adjustment expenses	151,417	8,029	159,446
Acquisition costs and other underwriting expenses	104,454	7,336	111,790
Income (loss) from segments	$17,616	$(2,972)	$14,644
Unallocated Items:
Net investment income			46,319
Net realized investment gains			540
Corporate and other operating expenses			(18,662)
Interest expense			(17)
Income before income taxes			42,824
Income tax expense			(8,605)
Net income			$34,219

Segment assets	$1,044,750	$562,403	$1,607,153
Corporate assets			153,964
Total assets			$1,761,117

Nine Months Ended September 30, 2023 (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$277,443	$54,568	$332,011
Net written premiums	$266,837	$50,643	$317,480
Net earned premiums	$266,759	$114,164	$380,923
Other income	808	127	935
Total revenues	267,567	114,291	381,858
Losses and Expenses:
Net losses and loss adjustment expenses	167,725	63,474	231,199
Acquisition costs and other underwriting expenses	101,311	45,470	146,781
Income (loss) from segments	$(1,469)	$5,347	$3,878
Unallocated Items:
Net investment income			39,424
Net realized investment losses			(2,414)
Corporate and other operating expenses			(16,638)
Interest expense			(12)
Income before income taxes			24,238
Income tax expense			(4,707)
Net income			$19,531

Segment assets	$967,573	$684,187	$1,651,760
Corporate assets			116,086
Total assets			$1,767,846

14.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.

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

Financial Highlights

Results of Operations for Nine Months

•
Net income of $34.2 million, or $2.48 per share diluted, in 2024 is $14.7 million higher than the same period in 2023.
•
Underwriting income was $14.6 million in 2024 compared to $3.9 million for the same period in 2023 due to strong underwriting results for the Company's Penn-America segment.
•
Penn-America accident year combined ratio was 93.9% in 2024 compared to 96.7% for the same period in 2023. Consolidated accident year combined ratio was 95.0% in 2024 compared to 98.9% for the same period in 2023.
•
Penn-America gross written premiums increased 7.4% to $297.8 million.
•
Net investment income of $46.3 million in 2024 was 17.5% better than the same period in 2023. Book yield on the fixed maturities portfolio increased to 4.6% at September 30, 2024 from 4.0% at September 30, 2023.
•
Operating cash flows were $52.3 million in 2024 compared to $36.8 million for the same period in 2023.
•
On August 1, 2024, AM Best affirmed the Financial Strength Rating of A (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

2024 Third Quarter Consolidated Financial Condition

•
Total cash and investments of $1.5 billion at September 30, 2024 increased 5.6% compared to December 31, 2023; fixed maturities and cash comprise 97% of total investments.
•
Total assets of $1.8 billion at September 30, 2024 compared to $1.7 billion at December 31, 2023.
•
No debt at September 30, 2024 and December 31, 2023.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $624.2 million, comprising $522.2 million of share repurchases and $101.9 million of distributions / dividends. This includes $14.7 million of distributions during 2024.
•
Shareholders' equity increased 5.9% from December 31, 2023 to $686.7 million at September 30, 2024.
•
Dividends paid per share increased 40% to $1.05 in 2024 compared to the same period in 2023.
•
Book value per common share increased 4.9% from December 31, 2023 to $49.88 at September 30, 2024.

Results of Operations

The Company's net income was $12.8 million and $7.7 million during the quarters ended September 30, 2024 and 2023, respectively, and $34.2 million and $19.5 million during the nine months ended September 30, 2024 and 2023, respectively.

Net investment income increased by $2.3 million and $6.9 million during the quarter and nine months ended September 30, 2024 as compared to the same periods in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 15% increase in book yield on the fixed maturities portfolio to 4.6% at September 30, 2024 from 4.0% at September 30, 2023. The weighted average duration of the fixed maturities portfolio was 0.8 years as of September 30, 2024.

The Company generated underwriting income of $5.8 million for the quarter ended September 30, 2024 compared to $0.7 million for the same period in 2023 and generated underwriting income of $14.6 million for the nine months ended September 30, 2024 compared to $3.9 million for the same period in 2023. This increase in underwriting income is driven by strong underwriting results within the Company's Penn-America segment due to growth in gross written premiums and improved current accident year combined ratios compared to the same period in 2023. Penn-America’s gross written premiums increased 18.7% for the quarter and 7.4% for the nine months ended September 30, 2024. Penn-America’s accident year combined ratio improved to 92.1% for the quarter compared to 96.3% in the same period in 2023 and improved to 93.9% for the nine months ended September 30, 2024 compared to 96.7% in same period in 2023.

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2024 and 2023:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$99,767	$98,926	0.9%	$293,961	$332,011	(11.5%)
Net written premiums	$97,177	$95,623	1.6%	$287,013	$317,480	(9.6%)

Net earned premiums	$95,413	$111,695	(14.6%)	$284,806	$380,923	(25.2%)
Other income	372	299	24.4%	1,074	935	14.9%
Total revenues	95,785	111,994	(14.5%)	285,880	381,858	(25.1%)
Losses and expenses:
Net losses and loss adjustment expenses	52,400	65,116	(19.5%)	159,446	231,199	(31.0%)
Acquisition costs and other underwriting expenses	37,553	46,202	(18.7%)	111,790	146,781	(23.8%)
Underwriting income	5,832	676	NM	14,644	3,878	277.6%
Net investment income	16,488	14,200	16.1%	46,319	39,424	17.5%
Net realized investment gains (losses)	(512)	(133)	285.0%	540	(2,414)	(122.4%)
Corporate and other operating expenses	(5,923)	(5,280)	12.2%	(18,662)	(16,638)	12.2%
Interest expense	—	—	—	(17)	(12)	41.7%
Income before income taxes	15,885	9,463	67.9%	42,824	24,238	76.7%
Income tax expense	(3,125)	(1,763)	77.3%	(8,605)	(4,707)	82.8%
Net income	$12,760	$7,700	65.7%	$34,219	$19,531	75.2%

Underwriting Ratios:
Loss ratio (1):	54.9%	58.3%		56.0%	60.7%
Expense ratio (2)	39.4%	41.4%		39.2%	38.5%
Combined ratio (3)	94.3%	99.7%		95.2%	99.2%

NM - not meaningful

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
(3)
The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by business segment:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross written premiums (1)
Penn-America	$103,244	$87,004	18.7%	$297,844	$277,443	7.4%
Non-Core Operations	(3,477)	11,922	(129.2%)	(3,883)	54,568	(107.1%)
Total gross written premiums	$99,767	$98,926	0.9%	$293,961	$332,011	(11.5%)

Ceded written premiums
Penn-America	$2,532	$2,908	(12.9%)	$6,934	$10,606	(34.6%)
Non-Core Operations	58	395	(85.3%)	14	3,925	(99.6%)
Total ceded written premiums	$2,590	$3,303	(21.6%)	$6,948	$14,531	(52.2%)

Net written premiums (2)
Penn-America	$100,712	$84,096	19.8%	$290,910	$266,837	9.0%
Non-Core Operations	(3,535)	11,527	(130.7%)	(3,897)	50,643	(107.7%)
Total net written premiums	$97,177	$95,623	1.6%	$287,013	$317,480	(9.6%)

Net earned premiums
Penn-America	$93,982	$83,462	12.6%	$272,467	$266,759	2.1%
Non-Core Operations	1,431	28,233	(94.9%)	12,339	114,164	(89.2%)
Total net earned premiums	$95,413	$111,695	(14.6%)	$284,806	$380,923	(25.2%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs, ceded premiums or other deductions.
(2)
Net written premiums equal gross written premiums less ceded written premiums.

Gross written premiums increased by 0.9% for the quarter ended September 30, 2024 as compared to the same period in 2023. Penn-America’s growth of 18.7% driven by its Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions more than offset the decline in premiums resulting from its Non-Core segment.

Gross written premiums decreased by 11.5% for the nine months ended September 30, 2024 as compared to the same period in 2023. Penn-America’s growth of 7.4% driven by its Wholesale Commerical, InsurTech and Assumed Reinsurance divisions partially offset the decline in premiums resulting from its Non-Core segment.

In aggregate, Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions grew by 23.3% for the quarter and 13.5% for the nine months ended September 30, 2024 as compared to the same periods in 2023. The growth in Wholesale Commercial and InsurTech is driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products. The growth in Assumed Reinsurance is primarily due to new treaties entered into during 2023 and 2024 and increased participation or organic growth from existing treaties.

The decline in premiums in Non-Core Operations is due to lines of business that have been de-emphasized or no longer written.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.

The Company's net premium retention increased 0.7 points to 97.4% for the quarter ended September 30, 2024 from 96.7% for the quarter ended September 30, 2023 and increased 2.0 points to 97.6% for the nine months ended September 30, 2024 from 95.6% for the nine months ended September 30, 2023 primarily due to the termination of two quota share agreements and lower cost on the Company's catastrophe reinsurance treaty.

Net Earned Premiums

Net earned premiums within the Penn-America segment increased by 12.6% for the quarter ended September 30, 2024 as compared to the same period in 2023 primarily due to continued premium growth in Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions. Property net earned premiums were $43.0 million and $33.7 million for the quarters ended September 30, 2024 and 2023, respectively. Casualty net earned premiums were $50.9 million and $49.7 million for the quarters ended September 30, 2024 and 2023, respectively.

Net earned premiums within the Penn-America segment increased by 2.1% for the nine months ended September 30, 2024 as compared to the same period in 2023. The premium growth in Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions was partially offset by a reduction in premiums written for Specialty Products as a result of underwriting actions taken in 2023 to improve underwriting profitability. Property net earned premiums were $122.1 million and $106.8 million for the nine months ended September 30, 2024 and 2023, respectively. Casualty net earned premiums were $150.4 million and $160.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Net earned premiums within the Non-Core Operations segment decreased by 94.9% and 89.2% for the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 primarily due to the non-renewal of a casualty treaty and a reduction in earned premiums due to the sale of Farm, Ranch & Stable renewal rights on August 8, 2022. There were no property earned premiums for the quarter and nine months ended September 30, 2024. Property earned premiums were $0.9 million and $14.1 million for the quarter and nine months ended September 30, 2023, respectively. Casualty net earned premiums were $1.5 million and $27.3 million for the quarters ended September 30, 2024 and 2023, respectively, and $12.4 million and $100.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at September 30, 2024. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $840.2 million and $769.3 million, respectively, as of September 30, 2024. A breakout of the Company’s gross and net reserves, as of September 30, 2024, is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$143,370	$300,985	$444,355
Non-Core Operations	117,947	277,874	395,821
Total	$261,317	$578,859	$840,176

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$143,185	$288,219	$431,404
Non-Core Operations	82,243	255,632	337,875
Total	$225,428	$543,851	$769,279

(1)
Losses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid losses.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $159.6 million for claims occurring during the nine months ended September 30, 2024:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(23,136)	(15,557)	(7,978)	(399)	7,180
	-3%	(20,264)	(12,526)	(4,787)	2,952	10,691
	-2%	(18,828)	(11,010)	(3,191)	4,627	12,446
	-1%	(17,392)	(9,494)	(1,596)	6,303	14,201
	0%	(15,956)	(7,978)	—	7,978	15,956
	1%	(14,520)	(6,462)	1,596	9,653	17,711
	2%	(13,084)	(4,946)	3,191	11,329	19,466
	3%	(11,648)	(3,431)	4,787	13,004	21,222
	5%	(8,776)	(399)	7,978	16,355	24,732

The Company’s net reserves for losses and loss adjustment expenses of $769.3 million as of September 30, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Underwriting Results

Penn-America

The components of income (loss) from the Company’s Penn-America segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$103,244	$87,004	18.7%	$297,844	$277,443	7.4%
Net written premiums	$100,712	$84,096	19.8%	$290,910	$266,837	9.0%

Net earned premiums	$93,982	$83,462	12.6%	$272,467	$266,759	2.1%
Other income	337	275	22.5%	1,020	808	26.2%
Total revenues	94,319	83,737	12.6%	273,487	267,567	2.2%
Losses and expenses:
Net losses and loss adjustment expenses	51,382	56,020	(8.3%)	151,417	167,725	(9.7%)
Acquisition costs and other underwriting expenses	35,629	32,210	10.6%	104,454	101,311	3.1%
Underwriting income (loss)	$7,308	$(4,493)	262.7%	$17,616	$(1,469)	NM

Underwriting Ratios:
Loss ratio:
Current accident year	54.7%	57.8%	(3.1)	55.7%	58.8%	(3.1)
Prior accident year	—	9.3%	(9.3)	(0.1%)	4.1%	(4.2)
Calendar year loss ratio	54.7%	67.1%	(12.4)	55.6%	62.9%	(7.3)
Expense ratio	37.9%	38.6%	(0.7)	38.3%	38.0%	0.3
Combined ratio	92.6%	105.7%	(13.1)	93.9%	100.9%	(7.0)

Accident year combined ratio (1)	92.1%	96.3%		93.9%	96.7%

NM - not meaningful

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

Other income was $0.3 million for each of the quarters ended September 30, 2024 and 2023 and $1.0 million and $0.8 million for nine months ended September 30, 2024 and 2023, respectively. Other income is primarily comprised of fee income.

Loss Ratio

The calendar year loss ratio for the quarter ended September 30, 2024 was 54.7% (includes an increase of $9 thousand related to prior accident years) compared to 67.1% (includes an increase of $7.8 million, or 9.3 percentage points related to prior accident years) for the quarter ended September 30, 2023. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 3.1 points to 54.7% for the quarter ended September 30, 2024 compared to 57.8% for the quarter ended September 30, 2023. The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,			Quarters Ended September 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$17,959	$11,708	53.4%	41.7%	34.7%	7.0
Catastrophe	3,467	5,169	(32.9%)	8.1%	15.3%	(7.2)
Property losses	21,426	16,877	27.0%	49.8%	50.0%	(0.2)
Casualty losses	29,947	31,371	(4.5%)	58.8%	63.1%	(4.3)
Total accident year losses	$51,373	$48,248	6.5%	54.7%	57.8%	(3.1)

•
The current accident year non-catastrophe property loss ratio increased by 7.0 points during the quarter ended September 30, 2024 as compared to the same period in 2023 reflecting higher claims severity in the calendar quarter compared to last year.

•
The current accident year catastrophe loss ratio improved by 7.2 points during the quarter ended September 30, 2024 as compared to the same period in 2023 recognizing lower claims frequency in the calendar quarter compared to last year.

•
The current accident year casualty loss ratio improved by 4.3 points during the quarter ended September 30, 2024 as compared to the same period in 2023 mainly reflecting high case incurred emergence in the habitational class of business which led to a higher selected loss ratio in the third quarter of 2023.

The calendar year loss ratio for the nine months ended September 30, 2024 was 55.6% (includes a decrease of $0.4 million, or 0.1 percentage points related to prior accident years) compared to 62.9% (includes an increase of $10.9 million, or 4.1 percentage points related to prior accident years). Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 3.1 points to 55.7% for the nine months ended September 30, 2024 from 58.8% for the nine months ended September 30, 2023. The current accident year losses and loss ratio is summarized as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$53,150	$50,347	5.6%	43.5%	47.1%	(3.6)
Catastrophe	10,254	12,561	(18.4%)	8.4%	11.8%	(3.4)
Property losses	63,404	62,908	0.8%	51.9%	58.9%	(7.0)
Casualty losses	88,428	93,958	(5.9%)	58.8%	58.7%	0.1
Total accident year losses	$151,832	$156,866	(3.2%)	55.7%	58.8%	(3.1)

•
The current accident year non-catastrophe property loss ratio improved by 3.6 points during the nine months ended September 30, 2024 as compared to the same period in 2023 reflecting lower claims severity in the first nine months compared to last year.

•
The current accident year catastrophe loss ratio improved by 3.4 points during the nine months ended September 30, 2024 as compared to the same period in 2023 recognizing lower claims frequency in the first nine months compared to last year.

•
The current accident year casualty loss ratio increased by 0.1 points during the nine months ended September 30, 2024 as compared to the same period in 2023.

Expense Ratios

The expense ratio for the Company’s Penn-America segment improved by 0.7 points from 38.6% for the quarter ended September 30, 2023 to 37.9% for the quarter ended September 30, 2024 and increased by 0.3 points from 38.0% for the nine months ended September 30, 2023 to 38.3% for the nine months ended September 30, 2024.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$17,959	41.7%	$11,708	34.7%	$53,150	43.5%	$50,347	47.1%
Effect of prior accident year	(4,063)	(9.4%)	610	1.8%	(4,535)	(3.6%)	(1,612)	(1.5%)
Non catastrophe property losses and ratio (2)	$13,896	32.3%	$12,318	36.5%	$48,615	39.9%	$48,735	45.6%

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$3,467	8.1%	$5,169	15.3%	$10,254	8.4%	$12,561	11.8%
Effect of prior accident year	401	0.9%	1,068	3.2%	548	0.4%	2,377	2.2%
Catastrophe losses and ratio (2)	$3,868	9.0%	$6,237	18.5%	$10,802	8.8%	$14,938	14.0%

Total property losses and ratio excluding the effect of prior accident year (1)	$21,426	49.8%	$16,877	50.0%	$63,404	51.9%	$62,908	58.9%
Effect of prior accident year	(3,662)	(8.5%)	1,678	5.0%	(3,987)	(3.2%)	765	0.7%
Total property losses and ratio (2)	$17,764	41.3%	$18,555	55.0%	$59,417	48.7%	$63,673	59.6%

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$29,947	58.8%	$31,371	63.1%	$88,428	58.8%	$93,958	58.7%
Effect of prior accident year	3,671	7.2%	6,094	12.3%	3,572	2.4%	10,094	6.3%
Total casualty losses and ratio (2)	$33,618	66.0%	$37,465	75.4%	$92,000	61.2%	$104,052	65.0%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$51,373	54.7%	$48,248	57.8%	$151,832	55.7%	$156,866	58.8%
Effect of prior accident year	9	—	7,772	9.3%	(415)	(0.1%)	10,859	4.1%
Total net losses and loss adjustment expense and total loss ratio (2)	$51,382	54.7%	$56,020	67.1%	$151,417	55.6%	$167,725	62.9%

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Non-Core Operations

The components of income (loss) from the Company’s Non-Core Operations segment and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross written premiums	$(3,477)	$11,922	(129.2%)	$(3,883)	$54,568	(107.1%)
Net written premiums	$(3,535)	$11,527	(130.7%)	$(3,897)	$50,643	(107.7%)

Net earned premiums	$1,431	$28,233	(94.9%)	$12,339	$114,164	(89.2%)
Other income	35	24	45.8%	54	127	(57.5%)
Total revenues	1,466	28,257	(94.8%)	12,393	114,291	(89.2%)
Losses and expenses:
Net losses and loss adjustment expenses	1,018	9,096	(88.8%)	8,029	63,474	(87.4%)
Acquisition costs and other underwriting expenses	1,924	13,992	(86.2%)	7,336	45,470	(83.9%)
Underwriting income (loss)	$(1,476)	$5,169	(128.6%)	$(2,972)	$5,347	(155.6%)

Underwriting Ratios:
Loss ratio:
Current accident year	74.1%	59.9%	14.2	62.6%	65.1%	(2.5)
Prior accident year	(3.0%)	(27.7%)	24.7	2.5%	(9.5%)	12.0
Calendar year loss ratio	71.1%	32.2%	38.9	65.1%	55.6%	9.5
Expense ratio	134.5%	49.6%	84.9	59.4%	39.8%	19.6
Combined ratio	205.6%	81.8%	123.8	124.5%	95.4%	29.1

Accident year combined ratio (1)	181.3%	105.6%		118.9%	104.2%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Results of Operations” above for a discussion on consolidated premiums.

Other Income

The Company recognized income of less than $0.1 million for each of the quarters ended September 30, 2024 and 2023 and income of $0.1 million for each of the nine months ended September 30, 2024 and 2023. Other income is primarily comprised of fee income net of bank fees.

Loss Ratio

The calendar year loss ratio for the quarter and nine months ended September 30, 2024 was 71.1% (includes a decrease of less than $0.1 million, or 3.0 percentage points related to prior accident years), and was 65.1% (includes an increase of $0.3 million, or 2.5 percentage points related to prior accident years), respectively. The calendar year loss ratio for the quarter and nine months ended September 30, 2023 was 32.2% (includes a decrease of $7.8 million, or 27.7 percentage points related to prior accident years), and was 55.6% (includes a decrease of $10.9 million, or 9.5 percentage points related to prior accident years), respectively. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year loss ratio increased by 14.2 points from 59.9% for the quarter ended September 30, 2023 to 74.1% for the quarter ended September 30, 2024 and improved by 2.5 points from 65.1% for the nine months ended September 30, 2023 to 62.6% for the nine months ended September 30, 2024. The current accident year losses and loss ratio is summarized as follows:

	Quarters Ended September 30,			Quarters Ended September 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$240	$(262)	(191.6%)	NM	(28.6%)	NM
Catastrophe	11	63	(82.5%)	(45.8%)	6.9%	(52.7)
Property losses	251	(199)	(226.1%)	NM	(21.7%)	NM
Casualty losses	810	17,118	(95.3%)	55.7%	62.7%	(7.0)
Total accident year losses	$1,061	$16,919	(93.7%)	74.1%	59.9%	14.2

	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$296	$6,853	(95.7%)	NM	48.6%	NM
Catastrophe	20	3,241	(99.4%)	(36.4%)	23.0%	(59.4)
Property losses	316	10,094	(96.9%)	NM	71.6%	NM
Casualty losses	7,413	64,239	(88.5%)	59.8%	64.2%	(4.4)
Total accident year losses	$7,729	$74,333	(89.6%)	62.6%	65.1%	(2.5)

NM - not meaningful

Expense Ratio

The expense ratio for the Company’s Non-Core Operations increased by 84.9 points from 49.6% for the quarter ended September 30, 2023 to 134.5% for the quarter ended September 30, 2024 and increased by 19.6 points from 39.8% for the nine months ended September 30, 2023 to 59.4% for the nine months ended September 30, 2024 primarily due to lower earned premiums as a result of exiting various lines of business.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in thousands)	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$240	NM	$(262)	(28.6%)	$296	NM	$6,853	48.6%
Effect of prior accident year	1,201	NM	(7,076)	NM	686	NM	(9,021)	(64.0%)
Non catastrophe property losses and ratio (2)	$1,441	NM	$(7,338)	NM	$982	NM	$(2,168)	(15.4%)

Catastrophe losses and ratio excluding the effect of prior accident year (1)	$11	(45.8%)	$63	6.9%	$20	(36.4%)	$3,241	23.0%
Effect of prior accident year	(258)	NM	(2,433)	NM	(37)	67.3%	(6,220)	(44.1%)
Catastrophe losses and ratio (2)	$(247)	NM	$(2,370)	NM	$(17)	30.9%	$(2,979)	(21.1%)

Total property losses and ratio excluding the effect of prior accident year (1)	$251	NM	$(199)	(21.7%)	$316	NM	$10,094	71.6%
Effect of prior accident year	943	NM	(9,509)	NM	649	NM	(15,241)	(108.1%)
Total property losses and ratio (2)	$1,194	NM	$(9,708)	NM	$965	NM	$(5,147)	(36.5%)

Casualty
Total casualty losses and ratio excluding the effect of prior accident year (1)	$810	55.7%	$17,118	62.7%	$7,413	59.8%	$64,239	64.2%
Effect of prior accident year	(986)	(67.8%)	1,686	6.2%	(349)	(2.8%)	4,382	4.4%
Total casualty losses and ratio (2)	$(176)	(12.1%)	$18,804	68.9%	$7,064	57.0%	$68,621	68.6%

Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$1,061	74.1%	$16,919	59.9%	$7,729	62.6%	$74,333	65.1%
Effect of prior accident year	(43)	(3.0%)	(7,823)	(27.7%)	300	2.5%	(10,859)	(9.5%)
Total net losses and loss adjustment expense and total loss ratio (2)	$1,018	71.1%	$9,096	32.2%	$8,029	65.1%	$63,474	55.6%

NM - not meaningful

(1)
Non-GAAP measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 0.8 years.

Net Investment Income

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross investment income (1)	$16,993	$14,566	16.7%	$47,839	$40,513	18.1%
Investment expenses	(505)	(366)	38.0%	(1,520)	(1,089)	39.6%
Net investment income	$16,488	$14,200	16.1%	$46,319	$39,424	17.5%

(1)
Excludes realized gains and losses

Net investment income increased by 16.1% and 17.5% for the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 15% increase in book yield on the fixed maturities portfolio to 4.6% at September 30, 2024 from 4.0% at September 30, 2023.

At September 30, 2024, the Company held asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations with a market value of $279.4 million. Excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, the average duration of the Company’s fixed maturities portfolio was 0.6 years as of September 30, 2024, compared with 1.0 years as of September 30, 2023. Changes in interest rates can cause principal payments on certain investments to extend or shorten which can impact duration. The Company’s embedded book yield on its fixed maturities, not including cash, was 4.6% as of September 30, 2024, compared to 4.0% as of September 30, 2023. The embedded book yield on the $17.2 million of taxable municipal bonds in the Company’s portfolio was 2.8% at September 30, 2024, compared to an embedded book yield of 3.0% on the Company’s taxable municipal bonds of $26.2 million at September 30, 2023.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Equity securities	$289	$(15)	$1,373	$(1,103)
Fixed maturities	(801)	(118)	(833)	(1,311)
Net realized investment gains (losses)	$(512)	$(133)	$540	$(2,414)

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2024 and 2023.

Corporate and Other Operating Expenses

Corporate and other operating expenses consist of outside legal fees, other professional fees, directors’ fees, management fees and advisory fees, and salaries and benefits for holding company personnel. Corporate and other operating expenses were $5.9 million and $5.3 million during the quarters ended September 30, 2024 and 2023, respectively, and $18.7 million and $16.6 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in corporate and other operating expenses was primarily due to an increase in professional fees.

Income Tax Expense

Income tax expense was $3.1 million and $1.8 million for the quarters ended September 30, 2024 and 2023, respectively, and $8.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense is primarily due to higher taxable income during the quarter and nine months ended September 30, 2024 as compared to the same periods in 2023.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The factors described above resulted in net income of $12.8 million and $7.7 million for the quarters ended September 30, 2024 and 2023, respectively, and net income of $34.2 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, the Company also had future funding commitments of $14.2 million related to one of the Company's investments in a limited partnership. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

The future liquidity of Global Indemnity Group, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends and to pay intercompany debt due to Global Indemnity Group, LLC. The future liquidity of GBLI Holdings, LLC is dependent on the ability of its subsidiaries to generate income to pay dividends as well as receiving reimbursements from its subsidiaries for utilization of net operating losses. Global Indemnity Group, LLC and GBLI Holdings, LLC’s insurance companies are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2023 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2023 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividends declared or paid by the Company's insurance subsidiaries during the quarter and nine months ended September 30, 2024.

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

Net cash provided by operating activities was $52.3 million and $36.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating cash flows of approximately $15.5 million from the prior year was primarily a net result of the following items:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change
Net premiums collected	$304,001	$340,810	$(36,809)
Net losses paid	(165,823)	(201,660)	35,837
Underwriting and corporate expenses	(116,682)	(139,374)	22,692
Net investment income	33,428	37,597	(4,169)
Net federal income taxes paid	(2,657)	(609)	(2,048)
Interest paid	(17)	(12)	(5)
Net cash provided by operating activities	$52,250	$36,752	$15,498

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

The Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2024, June 21, 2024 and September 30, 2024. Distributions paid to common shareholders were $9.8 million during the nine months ended September 30, 2024. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2024.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $8.7 million were received during the nine months ended September 30, 2024. The Global Debt Fund, LP had a fair market value of $17.5 million at September 30, 2024.

Other than the item discussed in the preceding paragraph, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2024. Please see Item 7 of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

There have been no material changes to the Company’s market risk since December 31, 2023. The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 0.8 years.

Please see Item 7A of Part II in the Company’s 2023 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Share Incentive Plan allows employees to surrender the Company’s class A common shares as payment for the tax liability incurred upon the vesting of restricted stock. There were no shares surrendered by the Company's employees during the quarter ended September 30, 2024. There were 16,527 shares surrendered by the Company’s employees during the nine months ended September 30, 2024.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and nine months ended September 30, 2024.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: November 7, 2024	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)