Form 10-K
period 2024-12-31
Global Indemnity Group, LLC
filed 2025-03-11
CIK 1494904

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the New York Stock Exchange as of such date), was $215,621,306. There are no class B common shares held by non-affiliates of the registrant.

As of March 11, 2025, the registrant had outstanding 10,464,587 class A common shares (including 550,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 are incorporated by reference into Part III of this report.

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

History

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”), is a Delaware limited liability company. Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange (“NYSE”). Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

Global Indemnity provides diversified offerings for both specialty property and casualty insurance in the excess and surplus lines market through its two subsidiaries.

•
Belmont Holdings GX, Inc., is an insurance holding company that manages its core and non-core insurance portfolios through its wholly owned specialty insurance companies.
•
Penn-America Underwriters, LLC, its distribution and specialized services group, focuses on the underwriting, growth and distribution of insurance products, technology services, and claim services supporting its policyholders and agents.

Penn-America Underwriters, LLC was created in December 2024, through an internal reorganization, a significant milestone positioning the Company for enhanced operational efficiency and growth by:

•
Creating separate businesses for each of Penn-America segment’s business divisions (Wholesale Commercial, Vacant Express, Collectibles and Specialty Products) to improve branding, attract talent and expand relationships with our distribution partners.

•
Establishing separate businesses for technology, Kaleidoscope Insurance Technology, Inc., and claims services, Liberty Insurance Adjustment Agency, Inc., that will continue to support Penn-America and create the foundation to offer products and services to other insurance industry participants.

Further, through that internal reorganization, the Company’s five specialty insurance companies were de-stacked in a holding company structure under Belmont Holdings GX, Inc. resulting in an increased consolidated surplus of the insurance companies and allowing for more efficient management of capital and liquidity.

Fox Paine & Company, LLC conceived, designed, and directed the Company's successful completion of this reorganization. On March 6, 2025, the Board of Directors approved a grant of 550,000 class A common shares designated as class A-2 common shares to Fox Paine & Company, LLC as payment for its services. Unless otherwise determined by the Board, the class A common shares designated as class A-2 common shares may not be assigned, sold, pledged, hypothecated, transferred, or disposed of in any manner until the occurrence of a Change of Control Transaction (as defined in the Third Amended and Restated Limited Liability Company Agreement (“LLCA”)). See “Other Information” in Item 9B of Part II of this report and Note 26 of the notes to the consolidated financial statements in Item 8 of Part II of this report regarding this grant of these shares.

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

Business Segments

The Company currently operates its business through two segments, Penn-America and Non-Core Operations. Penn-America consists of all core products from its Wholesale Commercial, Specialty Products, InsurTech, and Assumed Reinsurance divisions. InsurTech products consist of Collectibles, VacantExpress, and niche products which are distributed via the internet. Penn-America’s gross premiums written in 2024 were $400.0 million. Non-Core Operations includes business that has been de-emphasized or is no longer written.

See Note 22 of the notes to the consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income, and total assets of each operating segment for the years ended December 31, 2024, 2023 and 2022. For a discussion of the variances between years 2024 and 2023, see “Results of Operations” in Item 7 of Part II of this report.

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

•
Specialty Products distributes property and general liability niche products through program administrators with specific binding authority. Program administrators generally use their own proprietary systems, for which the Company’s rates and underwriting criteria are integrated.

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

The following table sets forth the gross written premiums for each of the primary business divisions within Penn-America:

	For the Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Wholesale Commercial	$248,600	62.2%	$234,941	63.6%	$219,688	56.6%
Specialty Products	69,612	17.3	72,535	19.5	121,838	31.4
InsurTech	56,341	14.1	48,309	13.1	40,977	10.6
Assumed Reinsurance	25,423	6.4	13,875	3.8	5,464	1.4
Total	$399,976	100.0%	$369,660	100.0%	$387,967	100.0%

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

In 2024, excluding Assumed Reinsurance, Penn-America wrote 89% of their business on a non-admitted basis and 11% on an admitted basis.

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

For Wholesale Commercial and Specialty Products, the appointed agents’ performance is routinely monitored by Penn-America's internal underwriting staff. Production, loss results, findings from policy reviews, etc. are shared as part of Penn-America's agency management practices. Additionally, in-person visitations are conducted as needed by their assigned underwriter and/or manager with several additional visits conducted virtually to foster relationships. Agents are visited at various industry events.

Penn-America products, excluding assumed reinsurance, are distributed through approximately 360 wholesale general agents, 2,800 retail agents, and 20,000 direct-to-consumer policies. None of these agents accounted for more than 10% of gross written premiums within the Penn-America segment for the year ended December 31, 2024.

Penn-America’s assumed reinsurance treaties were acquired through 4 brokers. None of these brokers accounted for 10% or more of Penn-America’s gross written premium or 10% or more of the Company’s consolidated revenues for the year ended December 31, 2024.

Technology Platform

Penn-America provides its agents with rate, quote and policy issuance systems to transact business. These systems allow the Company to maintain and easily change rates, policy terms and conditions, and underwriting guidelines for its products. Penn-America's agents can typically transact a piece of business in 20 minutes or less.

The technology platforms capture key underwriting and rating elements. This enables the Company to perform profitability and predictive risk analytics. Proprietary automated reports, which monitor key business performance criteria, were developed by Penn-America’s underwriting teams. They measure rate, retention, new business growth, and overall profitability. Analytics are performed over a multitude of dimensions such as geography, agent, class of business, policy limits, and coverages. Proprietary automated reports are also developed to monitor key attributes of risk exposures.

The Company is investing in its subsidiary, Kaleidoscope Insurance Technology, Inc, by developing a multi-year technology strategy to enhance (i) rate, quote, and policy issuance systems connecting with its wholesale general agents, (ii) the maintenance of key underwriting elements, including but not limited to rates, forms, rules, underwriting guidelines, and underwriting authorities, (iii) underwriting workflow management and (iv) data analytics capabilities. This investment will deliver a cloud-hosted, multi-tenant platform specifically designed for Property and Casualty insurance products. In 2024, Penn-America successfully launched the Wholesale Commercial Excess Liability product in this new cloud-hosted, multi-tenant platform.

Pricing

Penn-America's actuaries customize pricing for each product, contributing expertise in factors such as historical loss data, changes in rate levels over time, outputs from property catastrophe modeling, and individual risk and coverage attributes. Additionally, they draw valuable insights from industry data to refine pricing strategy. The company typically references actuarial loss costs provided by the Insurance Services Office as a baseline for pricing across most products. For certain products, proprietary rating methods, including the use of machine learning, advanced statistical analyses, competitor comparison, and refined analytical techniques for risk segmentation and pricing, may be employed when deemed suitable. Penn-America prioritizes writing business with the goal of achieving a satisfactory risk-adjusted rate of return.

Underwriting

Penn-America’s insurance products are primarily underwritten via specific binding authority in which the Company grants delegated underwriting authority to its wholesale general agents. The Company’s wholesale general agents and program administrators contract to underwrite submissions received in accordance with the Company’s underwriting guidelines.

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

The Company regularly monitors the underwriting quality of its wholesale general agents through a disciplined system of controls which includes one or more of the following:

•
automated system criteria edits and exception reports;
•
targeted policy reviews to measure adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing;
•
periodic on-site and virtual comprehensive audits to evaluate processes, controls, profitability and adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing;
•
internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s wholesale general agents and retail agents; and
•
internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s wholesale general agents and retail agents.

Penn-America generally provides incentives to certain wholesale general agents and program administrators through profit commissions that are tied directly to producing profitable business.

Geographic Concentration

The following table sets forth the geographic distribution of Penn-America’s gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$57,308	14.3%	$56,361	15.2%	$65,048	16.7%
Florida	51,295	12.8	46,859	12.7	49,902	12.9
Texas	41,478	10.4	34,413	9.3	36,448	9.4
New York	36,846	9.2	38,812	10.5	45,409	11.7
Massachusetts	18,932	4.7	17,940	4.9	19,283	5.0
Louisiana	14,494	3.6	13,188	3.6	11,811	3.0
New Jersey	14,137	3.5	11,189	3.0	11,935	3.1
Pennsylvania	12,718	3.2	11,413	3.1	12,289	3.2
Illinois	11,388	2.9	11,386	3.1	11,042	2.8
Georgia	11,372	2.8	8,148	2.2	11,011	2.9
Subtotal	269,968	67.4	249,709	67.6	274,178	70.7
All other states	104,587	26.2	106,076	28.6	108,325	27.9
Assumed Reinsurance	25,421	6.4	13,875	3.8	5,464	1.4
Total	$399,976	100.0%	$369,660	100.0%	$387,967	100.0%

NON-CORE OPERATIONS

The Company’s Non-Core Operations segment represents lines of business that have been de-emphasized or are no longer being written. Net earned premiums were $7.2 million in 2024 compared to $118.8 million in 2023.

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

See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the sale of renewal rights related to the Company's manufactured and dwelling homes business.

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

Reinsuring Underwriting Risk

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

The Company’s material reinsurance treaties are as follows:

Property Catastrophe Excess of Loss – The Company’s current property writings create exposure to catastrophic events. To protect against these exposures, the Company purchases a property catastrophe treaty. Effective June 1, 2024, the Company purchased two layers of occurrence coverage for losses of $50 million in excess of $25 million. The first layer provides coverage of 100% of $25 million in excess of $25 million and can be reinstated once for an additional charge. The second layer provides coverage of $25 million in excess of $50 million and can be reinstated once for an additional charge . This replaced the treaty that was effective June 1, 2023, where the Company purchased two layers of occurrence coverage for losses of $50 million in excess of $25 million. The first layer provided coverage of 100% of $25 million in excess of $25 million and could be reinstated once for no additional charge. The second layer provided coverage of $25 million in excess of $50 million and could be reinstated once for no additional charge.

Property Per Risk Excess of Loss – Effective January 1, 2025, the Company renewed its property per risk excess of loss treaty. For property risks excluding cannabis property risks, this treaty provides coverage of 100% of $2.5 million per risk in excess of $2.5 million per risk and 95% of $5.0 million per risk in excess of $5.0 million per risk for the entire Company. For cannabis property risks, this treaty provides coverage of 70% of $2.5 million per risk in excess of $2.5 million per risk and 65% of $5.0 million per risk in excess of $5.0 million per risk. Multiple reinstatements are available at no charge on both layers. This replaced the property treaty which expired December 31, 2024 and provided coverage for property risks excluding cannabis property risks of 100% of $2.5 million per risk in excess of $2.5 million per risk and 85% of $5.0 million per risk in excess of $5.0 million per risk for the entire Company. For cannabis property risks, this treaty provided coverage of 70% of $2.5 million per risk in excess of $2.5 million per risk and 55% of $5.0 million per risk in excess of $5.0 million per risk.

Casualty Excess of Loss – Effective January 1, 2025, the Company renewed its treaty which provide coverage of 80% of $10 million per occurrence in excess of $2.5 million per occurrence for casualty lines of business. The treaty is subject to an aggregate limit of $20 million. This replaced the treaty that was effective January 1, 2024 which provided coverage of 80% of $10 million per occurrence in excess of $2.5 million per occurrence for casualty lines of business. The treaty was subject to an aggregate limit of $20 million.

Umbrella and Excess Liability Quota Share – Effective July 1, 2024, the Company renewed its umbrella and excess liability quota share which provides 50% coverage up to $5 million for excess casualty and umbrella lines of business. This replaced the treaty that was effective July 1, 2023, which provides 50% coverage up to $5 million for excess casualty and umbrella lines of business.

Quota Share Reinsurance Agreements for Non-Core Products:

•
Effective October 26, 2021, the Company entered into an agreement to cede 100% of its underwriting results related to certain specialty property business.
•
Effective August 8th, 2022, the Company entered into an agreement to cede 100% of its underwriting results related to certain agricultural business.

The following table sets forth the ten reinsurers for which the Company has the largest reinsurance receivables as of December 31, 2024. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2024.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$35.8	47.2%	$4.3	40.6%
General Reinsurance Corp.	A++	9.9	13.0	1.4	13.2
Swiss Reinsurance America Corp.	A+	5.7	7.5	1.3	12.2
Allianz Risk Transfer	A+	4.4	5.8	—	—
Westport Insurance Corporation	A+	2.2	2.9	—	—
Argo Re, Ltd	A-	2.2	2.9	—	—
Clearwater Insurance Company	NR	2.1	2.8	—	—
Factory Mutual Insurance Company	A+	1.9	2.5	1.4	13.2
Scor Reinsurance Company	A	1.7	2.2	0.4	3.8
Hannover Rück SE	A+	1.6	2.1	(0.3)	(2.8)
Subtotal		$67.5	88.9%	$8.5	80.2%
All other reinsurers		8.4	11.1	2.1	19.8
Total reinsurance receivables before allowance for expected credit losses		$75.9	100.0%	$10.6	100.0%
Allowance for expected credit losses		(9.0)
Total receivables, net of allowance for expected credit losses		66.9
Collateral held in trust from reinsurers		(6.5)
Net receivables		$60.4

At December 31, 2024, the Company carried reinsurance receivables, net of collateral held in trust, of $60.4 million. This amount is net of an allowance for expected credit losses of $9.0 million at December 31, 2024.

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

Approximately 93% of claims are handled by in-house claims management professionals and approximately 7% are handled by the Company’s assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure.

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

The Company generally estimates such losses and claims costs through an evaluation of individual reported claims. The Company also establishes reserves for incurred but not reported losses (“IBNR”). The Company’s IBNR reserves include provisions for development on known cases as well as provisions for claims that have occurred but not been reported. IBNR reserves are based on the Company's historical statistical information with respect to the expected number and nature of claims arising from occurrences that have not been reported, supplemented with industry experience when deemed appropriate. The Company also establishes its reserves based on estimates of future trends in claims severity and other judgmental factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis other than fair value adjustments recorded under purchase accounting. The Company’s reserves are reviewed quarterly by the in-house actuarial staff; however, management is responsible for the final determination of loss reserve selections. Reserve reviews for Insurance Operations are summarized on both a gross and net of reinsurance basis.

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

See the notes to the consolidated financial statements in Item 8 of Part II of this report for a reconciliation of the Company’s liability for losses and loss adjustment expenses, net of reinsurance ceded, as well as further discussion surrounding changes to reserves for prior accident years.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects Management’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with generally accepted accounting principles ("GAAP"). As of December 31, 2024, the Company had $10.7 million of net loss reserves for asbestos-related claims and $10.0 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. The Company engages third-party investment advisors to oversee and manage its investments and to make recommendations to the Investment Committee. The Company projects its cash flows from investments and operations to assure it has adequate liquidity to run its business. The Company’s investment policy allows it to invest in taxable and tax-exempt fixed income investments including corporate bonds as well as publicly traded equities and private equity and private debt investments. The insurance group holds $1,323.4 million of investments, of which, are comprised of 99.1% of fixed income and 0.9% of preferred stock. To provide diversification, the Company limits exposure to individual issuers. With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. As of December 31, 2024, the Company had $1,440.6 million of investments and cash and cash equivalent assets, including $12.3 million of preferred stock, and $29.4 million of limited partnership investments.

Insurance company investments must comply with applicable statutory regulations that prescribe the type, quality, and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2024, 2023, and 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$17,009	1.2%	$38,037	2.7%	$38,846	2.9%
U.S. treasuries	875,246	60.7	494,223	35.6	344,103	25.6
Obligations of states and political subdivisions	16,335	1.1	26,150	1.9	31,595	2.4
Mortgage-backed securities (1)	58,920	4.1	58,927	4.3	62,116	4.6
Asset-backed securities	135,427	9.4	202,952	14.6	189,400	14.1
Commercial mortgage-backed securities	65,568	4.6	79,080	5.7	98,664	7.3
Corporate bonds	156,096	10.8	291,713	21.0	338,780	25.3
Foreign corporate bonds	74,316	5.2	140,748	10.2	183,540	13.7
Total fixed maturities	1,381,908	95.9	1,293,793	93.3	1,248,198	93.0
Equity securities	12,284	0.9	16,508	1.2	17,520	1.3
Other invested assets	29,413	2.0	38,236	2.8	38,176	2.8
Total investments and cash and cash equivalents (2)	$1,440,614	100.0%	$1,386,574	100.0%	$1,342,740	100.0%

(1)
Includes collateralized mortgage obligations of $54,750, $56,186, and $58,773 for 2024, 2023, and 2022, respectively.
(2)
Does not include net receivable (payable) for securities of $52, $3,858, and ($66) for 2024, 2023, and 2022, respectively.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time. The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

The overall weighted average duration of the Company’s fixed maturities portfolio was 0.8 years as of December 31, 2024 compared to 1.1 years at December 31, 2023. Duration was lowered in response to rising interest rates. The Company’s fixed maturities, excluding the asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations, had a weighted average maturity of 0.8 years and a weighted average duration, including cash and short-term investments, of 0.7 years as of December 31, 2024. The weighted average duration of the Company’s asset-backed, mortgage-backed and commercial mortgage-backed securities was 1.8 years as of December 31, 2024. At December 31, 2024, the Company’s embedded book yield on its fixed maturities, not including cash, was 4.4% compared with 4.0% at December 31, 2023.

The Company’s financial statements reflect a net unrealized loss on fixed maturities available for sale as of December 31, 2024 of $12.7 million on a pre-tax basis.

The following table shows the average amount of fixed maturities, income earned on fixed maturities, and the book yield thereon, as well as unrealized gain (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Average fixed maturities at book value	$1,358,366	$1,311,908	$1,247,735
Gross income on fixed maturities (1)	$58,675	$49,987	$33,852
Book yield	4.32%	3.81%	2.71%
Fixed maturities at book value	$1,394,639	$1,322,092	$1,301,723
Unrealized gain (loss)	$(12,731)	$(28,299)	$(53,525)

(1)
Represents income earned by fixed maturities, gross of investment expenses and excluding realized gains and losses.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities. Of the $58.9 million of mortgage-backed securities, $4.2 million is invested in U.S. agency paper and $54.7 million is invested in collateralized mortgage obligations, of which $32.1 million, or 58.6%, are rated AA or better. In addition, the Company holds $135.4 million in asset-backed securities, of which 79.6% are rated A- or better and $65.6 million in bonds commercial mortgaged-backed securities, of which 83.6% are rated AA- or better. The weighted average credit enhancement for the Company’s asset-backed securities is 38.7. The Company also faces liquidity risk. Liquidity risk is when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company attempts to diversify its investment holdings to minimize this risk. The Company’s investment managers run periodic analysis of liquidity costs to the fixed income portfolio. The Company also faces credit risk. 96.2% of the Company’s fixed income securities are investment grade securities. 7.5% of the Company’s fixed maturities are rated AAA. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$103,130	7.5%	$335,381	25.9%
AA	942,524	68.1	391,983	30.3
A	131,287	9.5	257,714	19.9
BBB	152,893	11.1	225,934	17.5
BB	6,938	0.5	14,537	1.1
B	2,521	0.2	1,592	0.1
CCC	1,865	0.1	4,020	0.3
CC	3,502	0.3	2,779	0.2
C	1,387	0.1	2,338	0.2
D	2,419	0.2	2,420	0.2
Not rated	33,442	2.4	55,095	4.3
Total fixed maturities	$1,381,908	100.0%	$1,293,793	100.0%

The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$923,861	66.8%	$660,141	51.0%
Due in one year through five years	180,523	13.1	270,667	20.9
Due in five years through ten years	8,600	0.6	11,619	0.9
Due after ten years	9,009	0.7	10,407	0.8
Securities with fixed maturities	1,121,993	81.2	952,834	73.6
Mortgaged-backed securities	58,920	4.3	58,927	4.6
Commercial mortgage-backed securities	65,568	4.7	79,080	6.1
Asset-backed securities	135,427	9.8	202,952	15.7
Total fixed maturities	$1,381,908	100.0%	$1,293,793	100.0%

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

As of December 31, 2024, the Company had aggregate equity securities of $12.3 million that consisted of preferred stocks.

The Company’s investments in other invested assets are comprised of three limited partnerships. At December 31, 2024, a partnership that invests in stressed and distressed debt instruments was valued at $2.6 million, a partnership that invests in Real Estate Investment Trust (“REIT”) qualifying assets was valued at $8.9 million, and a partnership comprised of performing, stressed or distressed securities and loans across the global fixed income markets was valued at $17.9 million. The carrying value of these investments approximates fair value. There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations. The Company receives annual audited financial statements from each of the partnership investments it owns.

Net realized investment gains (losses) were $0.5 million, ($2.1) million, and ($32.9) million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Employees

The Company had 266 employees on December 31, 2024 and 2023. As of December 31, 2024, this included 206 insurance and technology services-based employees of Penn-America Underwriters, LLC and 60 operational and support based employees of Belmont Holdings SGX, LLC. None of the Company’s employees are covered by collective bargaining agreements as of December 31, 2024. The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs and is highly invested in its employees' success.

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

U.S. Regulation

At December 31, 2024, the Company had five subsidiaries operating as insurance companies domiciled in the United States; United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company, which are domiciled in Pennsylvania; Diamond State Insurance Company which is domiciled in Indiana; and Penn-Patriot Insurance Company, which is domiciled in Virginia.

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

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of insurance companies, including, but not limited to, licensing companies to transact admitted business or determining eligibility to write surplus lines business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, management of enterprise risk, regulating investments and dividends, approving policy forms and related materials in certain instances and approving premium rates in certain instances. State insurance laws and regulations may require the Company’s insurance companies to file financial statements with insurance departments everywhere they will be licensed or eligible or accredited to conduct insurance business, and their operations are subject to review by those departments at any time. The Company’s insurance companies prepare statutory financial statements in accordance with statutory accounting principles ("SAP") and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years, although market conduct examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In addition, admitted insurers are subject to targeted market conduct examinations involving specific insurers by state insurance regulators in any state in which the insurer is admitted. The insurance departments for the states of Indiana, Virginia, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period from January 1, 2018 through December 31, 2022. No material adverse findings were reported to the Company. Their final reports were issued in 2024.

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

The Company’s insurance subsidiaries' departures from usual values of certain IRIS ratios are as follows:

•
Investment yields were lower than the IRIS range for Penn-Patriot Insurance Company due to its high percentage of invested assets consisting of wholly-owned subsidiaries which did not pay dividends in 2024. As a result of an internal reorganization in December 2024, Penn-Patriot Insurance Company distributed its wholly-owned subsidiaries to Belmont Holdings GX, Inc.
•
The change in surplus was outside of the IRIS range for United National Insurance Company, Penn-America Insurance Company, and Penn-Patriot Insurance Company resulting from distributions of its investment in subsidiaries in conjunction with the internal reorganization in December 2024. These distributions resulted in increased consolidated surplus of the insurance companies and allow for more efficient management of capital and liquidity.

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

Based on the standards currently adopted, the insurance companies reported in their 2024 statutory filings that their capital and surplus are above the prescribed risk-based capital requirements. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the NAIC's risk-based capital model for determining the levels of statutory capital and surplus an insurer must maintain.

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

See the “Liquidity and Capital Resources” section in Item 7 of Part II of this report for a more complete description of the state dividend limitations. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company’s insurance companies could pay as dividends in 2025.

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

The SEC maintains, free of charge, a website (www.sec.gov) that contains reports, proxy and information statements, and other information filed or furnished electronically by the Company with the SEC.

Investors and others should note that the Company uses its website to communicate with investors and the public about the Company, and from time to time, the Company may announce material information through its website. Therefore, the Company encourages investors, the media and others interested in the Company to monitor and review the information made available on its website.

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

The Company's ability to grow the business depends, in part, on the creation, implementation or acquisition of new insurance products that are profitable and fit within the Company's business model. The Company's ability to grow profitably requires the identification of market opportunities, which may include acquisitions, and the ability to attract and retain underwriting. marketing, and claims expertise to support that growth. New product launches, as well as resources to integrate business acquisitions, are subject to many obstacles, including ensuring the Company has sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens, and planning for internal infrastructure needs. The Company's ability to grow profitably could be impaired if it cannot effectively overcome these obstacles or it improperly implements new insurance products.

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

A natural or man-made disaster could also disrupt the operations of the Company’s counterparties or result in increased prices for the products and services they provide to the Company. A natural or man-made disaster could increase the incidence or severity of errors and omissions claims against the Company.

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

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, or a combination of these effects, which, in turn, could affect the Company's growth and profitability.

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, trade disputes, including the imposition of new or increased tariffs and inflation can affect the business and economic environment. These same factors affect the Company's ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects the Company's premium levels and profitability. These outcomes would reduce the Company's underwriting profit to the extent these factors are not reflected in the rates charged.

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

A failure in the Company’s operational systems or infrastructure or those of third parties, including security breaches or cyber-attacks, could disrupt the Company’s business, its reputation, and / or cause losses which could have an adverse effect on the Company’s business operations and financial results.

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

The information systems the Company relies upon must ensure confidentiality, integrity, and availability of the data, including systems maintained by the Company as well as data in and assets held through third-party service providers and systems. The Company employs various measures, systems, applications and software to address data security. The Company reviews its existing security measures and systems on a continuing basis through internal and independent evaluations. The Company has implemented administrative and technical controls and takes protective actions in an attempt to reduce the risk of cyber incidents.

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

Security incidents have the potential to interrupt business, cause delays in processes and procedures directly affecting the Company, and jeopardize the Company’s, insureds’, claimants’, agents’ and others’ confidential data resulting in data loss, loss of assets, and reputational damages. If this occurs, it could have a material adverse effect on the Company’s business operations and financial results.

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

Artificial intelligence is an evolving and rapidly growing technology.

The rapid evolution of artificial intelligence (“AI”) could exacerbate the information technology related risks described above, as well as alter the competitive landscape. While the Company anticipates that it will continue to research and implement AI-based technology solutions in an effort to both mitigate risk and increase automation in its environment, it is possible that bad actors and/or competitors will leverage AI solutions more quickly or more effectively than the Company, and exploit vulnerabilities or take market share, which could impair the Company's ability to compete effectively and adversely affect its results of operations. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities, such as unintended or inadvertent transmission of proprietary or sensitive information. Additionally, if the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, the Company's business, financial condition, results of operations and reputation may be adversely affected. Further, AI technology is continuously evolving, and the Company may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that the Company will realize the desired or anticipated benefits from AI.

In addition, technological advancements in the industry, including with respect to AI and machine learning technologies, could result in increased demand and competition for qualified professionals with such skills and technological knowledge. There can be no assurance that the Company will be successful in finding, attracting and retaining such qualified individuals.

Also, there is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede the Company's ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.

Any of these factors could adversely impact the Company's business, financial condition and results of operations.

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

The Company has investments in limited partnerships which are not liquid. For several limited partnership investments, the Company does not have the contractual option to redeem its interests but receives distributions based on the liquidation of the underlying assets. During the third quarter of 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request in full. Going forward, one fifth of the partnership will be redeemed based on June 30th and December 31st fair values until the limited partnership investment is fully liquidated. The Company does not have the ability to sell or transfer its limited partnership interests without consent from the general partner. The Company’s returns could be negatively affected if the market values of the limited partnerships decline. If the Company needs liquidity, it might be forced to liquidate other investments at a time when prices are not optimal.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s investments as of December 31, 2024 and 2023.

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

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2024 and 2023.

Since the Company depends on wholesale general agents and retail agents as well as other insurance companies and reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company’s Penn-America products are distributed through approximately 360 wholesale general agents that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. Penn-America also distributes its products through approximately 2,800 retail agents. The Company markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by one or more of these wholesale general agents or larger retail agents as well as other insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

Because the Company relies on these distributors as its sales channel and for some additional services that it receives from these distributors, any deterioration in the relationships with the Company's distributors or failure to provide competitive compensation could lead its distributors to place more premium with other carriers and less premium with the Company. In addition, the Company could be adversely affected if the distributors with which it does business exceed their granted authority, fail to transfer collected premium to the Company, breach the obligations that they owe to the Company or fail to perform such additional services. Although the Company routinely monitors its distribution relationships, such actions could expose the Company to liability. As the speed of digitization accelerates, the Company is subject to risks associated with both its distributors and their ability to keep pace. In an increasingly digital world, distributors who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to do business with more technology-driven distributors.

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

The Company's general agencies collect insurance premiums on the Company's behalf. As a result, the Company is exposed to credit risk.

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

The Company markets and distributes its insurance products through professional general agencies that have limited quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. These professional general agencies can bind certain risks without the Company’s initial approval. If any of these professional general agencies fail to comply with the Company’s underwriting guidelines and the terms of their appointment, the Company could be bound on a particular risk or number of risks that were not anticipated when it developed the insurance products or estimated losses and loss adjustment expenses. Such actions could adversely affect the Company’s results of operations.

Risks Related to Regulation of the Company

Global Indemnity Group, LLC’s regulatory constraints limit its ability to receive dividends from insurance company subsidiaries in order to meet its cash requirements.

Global Indemnity Group, LLC and its wholly owned subsidiary, Belmont Holdings GX, Inc., are holding companies and, as such, have no substantial operations of their own. The assets of Global Indemnity Group, LLC and Belmont Holdings GX, Inc. primarily consist of cash, an investment portfolio, and ownership of the shares of its direct and indirect subsidiaries.

Global Indemnity Group LLC’s primary source of funds to meet ongoing liquidity needs is investment income generated by its investment portfolio, interest and principal payments on intercompany debt with Belmont Holdings GX, Inc. and reimbursement for equity awards granted to employees of Belmont Holdings GX, Inc. and Penn-America Underwriters, LLC.

Belmont Holdings GX, Inc.’s source of funds to meet ongoing liquidity needs is investment income generated by its investment portfolio and dividends from their insurance company subsidiaries.

The future liquidity of Global Indemnity Group, LLC and Belmont Holdings GX, Inc. is dependent on the ability of its subsidiaries to generate income to pay dividends. In addition, the Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of the Company’s insurance subsidiaries to pay dividends in an amount sufficient to enable the Company to meet its cash requirements at the holding company level could have a material adverse effect on its operations.

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations. Also, see Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2025.

The Company’s insurance company subsidiary businesses are heavily regulated and changes in regulation may limit the way it operates.

The Company's insurance company subsidiaries are subject to extensive supervision and regulation in the U.S. states in which it operates. This is particularly true in those states in which the Company’s insurance subsidiaries are licensed, as opposed to those states where its insurance subsidiaries write business on a surplus lines basis. The supervision and regulation relate to numerous aspects of the Company’s business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company’s insurance policyholders and not its investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory, and administrative authority to state insurance departments. This system of regulation covers, among other things:

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

The U.S. insurance regulatory framework has come under increased federal scrutiny and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 U.S. States and the District of Columbia, and state insurance regulators regularly re-examine existing laws and regulations. Changes in these laws and regulations, including as a result of executive orders, or in the interpretation of these laws and regulations could have a material adverse effect on the Company’s business.

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

Risks Related to Ownership of Global Indemnity Group, LLC’s Shares and Certain LLCA Provisions

The interests of holders of class A common shares may conflict with the interests of Global Indemnity Group, LLC’s controlling shareholder.

Fox Paine Capital Fund II International L.P. (the “Fox Paine Fund”), an investment fund managed by Fox Paine & Company, LLC, together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) beneficially own shares representing approximately 83.8% of Global Indemnity Group, LLC’s total voting power. The percentage of Global Indemnity Group, LLC’s total voting power that the Fox Paine Entities may exercise is greater than the percentage of Global Indemnity Group, LLC’s total shares that the Fox Paine Entities beneficially own because the Fox Paine Entities beneficially own all of Global Indemnity Group, LLC’s class B common shares, which are entitled to ten votes per share as opposed to class A common shares (including class A common shares designated as class A-2 common shares), which are entitled to one vote per share. The class A common shares (including class A common shares designated as class A-2 common shares) and the class B common shares generally vote together as a single class on matters presented to Global Indemnity Group, LLC’s shareholders. As a result, the Fox Paine Entities have and will continue to have control over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

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

In addition, Global Indemnity Group, LLC has agreed to pay Fox Paine & Company, LLC an annual management fee which is adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The current fee charged for the twelve month period beginning September 5, 2024 was $3.2 million. Global Indemnity Group, LLC has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates. Global Indemnity Group, LLC has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. These management services arrangements may make a change of control transaction for Global Indemnity Group, LLC less attractive to a potential acquiror and may affect any economic allocation of proceeds that a potential acquiror may pay in any such transaction as between the Fox Paine Entities and the holders of class A common shares (including class A common shares designated as class A-2 common shares). The Fox Paine Entities may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with Global Indemnity Group, LLC or its subsidiaries. The Fox Paine Entities are not obligated to advise Global Indemnity Group, LLC of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with Global Indemnity Group, LLC or its subsidiaries.

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

Since October 2022 and through March 11, 2025, Global Indemnity Group, LLC repurchased and retired an aggregate of 1,357,082 shares of its class A common shares in the open market and in privately negotiated transactions at an aggregate price of $34.0 million or an average of $25.05 per share. As of such date, under its share repurchase program, Global Indemnity Group, LLC had a remaining authorization to purchase up to an additional $101.0 million of its class A common shares. Although Global Indemnity Group, LLC’s Board of Directors has determined that the repurchase program is in the best interests of its shareholders, the repurchases expose the Company to risks including:

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

The ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their net operating losses to offset their future taxable income and use capital loss carryforwards to offset future capital gains may be subject to limitations.

The ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their federal net operating losses and built-in losses (“NOLs”) to offset potential future taxable income and related income taxes may be limited. The Internal Revenue Code imposes an annual limitation on the amount of taxable income that may be offset by loss carryforwards of a “loss corporation” if the corporation experiences an “ownership change” (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation’s stock over a rolling three-year period). Global Indemnity Group, LLC’s corporate subsidiaries may experience an ownership change as a result of issuances or other changes in ownership of Global Indemnity Group, LLC’s shares. In addition, certain anti-avoidance rules could result in the application of similar limitations on the ability of Global Indemnity Group, LLC’s corporate subsidiaries to use their NOLs. To the extent Global Indemnity Group, LLC’s corporate subsidiaries experience an ownership change or the above rules otherwise become applicable, the ability of Global Indemnity Group, LLC’s corporate subsidiaries to utilize their federal NOLs could be significantly limited, and similar limitations may apply at the state level. Further, these NOLs are limited to a carryforward of 15 years and these capital losses are limited to a carryforward of 5 years.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. The Company maintains a cybersecurity program to assess, identify and manage cybersecurity threat risks. The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity policies, processes, and practices, which are integrated into the Company’s overall risk management process. To help protect the Company’s information systems from cybersecurity threats, the Company uses various security tools and personnel that help the Company identify, escalate, investigate, resolve, and recover from security incidents.

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

Risks from Cybersecurity Threats

To date, the Company believes that the risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Refer to the risk factor captioned “A failure in the Company’s operational systems or infrastructure or those of third parties, including security breaches or cyber-attacks, could disrupt the Company’s business, its reputation, and / or cause losses which would have a material effect on the Company’s business operations and financial results” in Part I, Item 1A. “Risk Factors” for additional information on cybersecurity risks that could adversely impact the Company’s business, results of operations or financial condition.

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

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the CISO. The CISO, has obtained cybersecurity credentials for the role, possesses expertise in the technical domain, and receives assistance from industry experts in decision-making. The CISO oversees the information security policies and data protection programs, implementation of protective and detective tools, tests the Company’s compliance with standards, and remediates known risks. These initiatives include phishing simulations, semi-annual cybersecurity education to employees, and competency assessments. Additionally, the Company conducts table-top incident response practices and other measures to enhance overall cybersecurity preparedness. These efforts underscore the organization's commitment to addressing a wide range of potential threats and cybersecurity challenges.

Monitoring Cybersecurity Incidents

The CISO is informed about the developments in cybersecurity, including potential threats and risk management techniques. This ongoing knowledge acquisition is crucial for the prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, the CISO is equipped with a cyber incident response plan (“CIRP”) supported by a cross-functional cyber incident response team (“CIRT”). The CIRT oversees and responds to cybersecurity incidents. Its core objectives encompass detection and response, conducting incident analysis and investigation, implementing containment and eradication measures, and facilitating recovery processes. It also entails coordinating and communicating with the Company's management, regulators, affected parties, and external security experts. The CIRT determines the materiality of the incident, maintains documentation and reporting practices, and fosters a culture of improvement.

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

Item 2. PROPERTIES

At December 31, 2024, office space leased in Bala Cynwyd, Pennsylvania, holds the Penn-America segment’s principal executive offices and headquarters. The Company believes the Bala Cynwyd, Pennsylvania location is suitable and adequate to meet its needs.

The Company exercised the early lease termination clauses for its Omaha, Nebraska and Cavan, Ireland leases and intends to exercise the early termination clause for its Scottsdale, Arizona lease. Employees at these offices work remotely.

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

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Global Indemnity Group, LLC’s Class A Common Shares

Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

There is no established public trading market for Global Indemnity Group, LLC’s class B common shares or class A common shares designated as class A-2 common shares. References to Global Indemnity Group, LLC’s class A common shares herein exclude class A common shares designated as class A-2 common shares unless otherwise noted.

As of December 31, 2024, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. Because most of Global Indemnity Group, LLC’s class A common shares are held by brokers and other institutions on behalf of its shareholders, this number is not representative of Global Indemnity Group, LLC’s total shareholders. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2024.

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

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Global Indemnity	$100.0	$96.5	$84.8	$78.7	$108.8	$121.5
NASDAQ Insurance Index	100.0	100.9	114.3	116.5	126.1	156.5
NASDAQ Composite Index	100.0	143.6	174.4	116.6	167.3	215.2

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan. During 2024, Global Indemnity Group, LLC purchased an aggregate 16,527 of surrendered class A common shares from employees for $0.5 million.

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors have authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

Distributions

Future dividends remain subject to the discretion of Global Indemnity Group, LLC’s Board of Directors, including the Board of Director’s evaluation of the Company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors. See Note 15 of the consolidated financial statements in Item 8 of Part II of this report for distributions declared during the years ended December 31, 2024, 2023, and 2022.

Global Indemnity Group, LLC is a holding company and has no direct operations. The ability of Global Indemnity to pay distributions is subject to the LLCA, and depends, in part, on the ability of its subsidiaries to pay dividends. The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 21 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2024. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6. [Reserved]

Not applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2024 and 2023, including year-to-year comparisons between 2024 and 2023, should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Year-to-year comparisons between 2023 and 2022 have been omitted from this Form 10-K but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 7 and “Risk Factors” in Item 1A above for more information. You should review “Risk Factors” in Item 1A above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Financial Highlights

2024 Consolidated Results of Operations

•
Net income of $43.2 million, or $3.12 per share diluted, in 2024 is $17.8 million higher than the same period in 2023.
•
Underwriting income was $17.8 million in 2024 compared to $3.0 million for the same period in 2023 due to strong underwriting results for the Company's Penn-America segment.
•
Penn-America accident year combined ratio was 94.4% in 2024 compared to 95.2% for the same period in 2023. Consolidated accident year combined ratio was 95.4% in 2024 compared to 97.3% for the same period in 2023.
•
Penn-America gross written premiums increased 8.2% to $400.0 million.
•
Net investment income of $62.4 million in 2024 was 12.5% better than the same period in 2023. Book yield on the fixed maturities portfolio increased to 4.4% at December 31, 2024 from 4.0% at December 31, 2023.
•
On August 1, 2024, AM Best affirmed the Financial Strength Rating of A (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

2024 Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at December 31, 2024 increased 3.6% compared to December 31, 2023; fixed maturities and cash comprise 97% of total investments.
•
Total assets of $1.7 billion at December 31, 2024 and 2023.
•
No debt at December 31, 2024 and 2023.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $629.1 million, comprising $522.2 million of share repurchases and $106.8 million of distributions / dividends. This includes $19.6 million of distributions during 2024.
•
Shareholders' equity increased 6.2% from December 31, 2023 to $689.1 million at December 31, 2024.
•
Dividends paid per share increased 40% to $1.40 in 2024 compared to the same period in 2023.
•
Book value per common share increased 5.2% from December 31, 2023 to $49.98 at December 31, 2024.

Overview

The Company currently operates and manages its business through two business segments: Penn-America and Non-Core Operations.

The Company’s Penn-America products are distributed through approximately 360 wholesale general agents, 2,800 retail agents, and 20,000 direct-to-consumer policies. The Company’s wholesale general agents have limited quoting and binding authority. Penn-America operates in the excess and surplus lines marketplace. Penn-America offers specialty property and casualty products designed for its Wholesale Commercial, Specialty Products, InsurTech, and Assumed Reinsurance product offerings.

The Company’s Non-Core Operations segment represents lines of business that have been de-emphasized or are no longer being written. Non-Core Operations includes manufactured and dwelling home business, farm, ranch and equine business, specialty personal lines products such as motorcycle, watercraft, and certain homeowners, property brokerage, non-renewed retrocessional reinsurance treaties, several smaller casualty lines, and terminated commercial products. The two key activities of Non-Core Operations are managing transition service agreements related to the sales of the Company’s renewal rights and handling claims activity and loss reserves on de-emphasized and terminated business. See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the sale of renewal rights related to the Company's manufactured and dwelling homes business.

The Company derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, net commission expenses, and other underwriting expenses, corporate and other operating expenses, interest, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses considering both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Net commission expenses are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities. Corporate and other operating expenses are comprised primarily of outside legal fees, other professional and accounting fees, directors’ fees, management fees & advisory fees, and salaries and benefits for company personnel whose services relate to the support of corporate activities. Interest expense is primarily comprised of amounts due on outstanding debt.

Critical Accounting Estimates and Policies

The Company’s consolidated financial statements are prepared in conformity with GAAP, which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. See Note 4 of the notes to the consolidated financial statements contained in Item 8 of Part II of this report. Actual results could differ from those estimates and assumptions.

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

For other more complex reserve categories where the above methods may not produce reliable indications, the Company's actuaries use additional methods tailored to the characteristics of the specific situation. Such reserve categories include losses from A&E claims.

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

Management’s best estimate at December 31, 2024 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross and net reserves of $800.4 million and $739.6 million, respectively, as of December 31, 2024. A breakout of the Company’s gross and net reserves as of December 31, 2024 is as follows:

	Gross Reserves
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$146,261	$298,925	$445,186
Non-Core Operations	104,145	251,060	355,205
Total	$250,406	$549,985	$800,391

	Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total
Penn-America	$146,197	$289,955	$436,152
Non-Core Operations	67,055	236,430	303,485
Total	$213,252	$526,385	$739,637

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

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than Management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes Management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and Management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $213.1 million for claims occurring during the year ended December 31, 2024:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(30,900)	(20,777)	(10,655)	(533)	9,589
	-3%	(27,064)	(16,728)	(6,393)	3,942	14,278
	-2%	(25,146)	(14,704)	(4,262)	6,180	16,622
	-1%	(23,228)	(12,679)	(2,131)	8,417	18,966
	0%	(21,310)	(10,655)	—	10,655	21,310
	1%	(19,392)	(8,631)	2,131	12,893	23,654
	2%	(17,474)	(6,606)	4,262	15,130	25,998
	3%	(15,556)	(4,582)	6,393	17,368	28,342
	5%	(11,721)	(533)	10,655	21,843	33,031

The Company’s net reserves for losses and loss adjustment expenses of $739.6 million as of December 31, 2024 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2024 and 2023. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2024, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded. Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense. Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2024 and 2023.

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

As of December 31, 2024, the Company had a deferred tax asset of approximately $2.5 million related to net unrealized losses on fixed maturity available for sale securities. In the assessment of the future realizability of this deferred tax asset, management considered tax planning strategies and concluded that unrealized losses were caused by factors other than credit loss, and the Company have the intent and ability to hold these securities to recovery and collect all of the contractual cash flows.

There are no valuation allowances as of December 31, 2024 and 2023. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

The Company manages the distribution of its core product offerings through its Penn-America segment. The Penn-America segment comprises the Company’s Insurance Operations, which currently includes the operations of United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written.

The Company evaluates the performance of these segments based on gross and net written premiums, revenues in the form of net earned premiums, and expenses in the form of (1) net losses and loss adjustment expenses, (2) net commission expenses, and (3) other underwriting expenses.

Segment results for 2022 have been revised to reflect changes in the Company's reportable segments that occurred in 2023 resulting from the Company's restructuring initiative. Please see Note 3 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the restructuring.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The Company's net income (loss) was $43.2 million, $25.4 million, and ($0.9) million during the years ended December 31, 2024, 2023, and 2022, respectively.

Net investment income was $62.4 million, $55.4 million, $27.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in an increase in book yields on fixed maturities of 10.0% in 2024 compared to 2023 and an increase of 14.3% in 2023 compared to 2022. Book yields on the fixed maturities portfolio were 4.4%, 4.0% and 3.5% at December 31, 2024, 2023, and 2022, respectively. The weighted average duration of the fixed maturities portfolio was 0.8 years, 1.1 years, and 1.7 years as of December 31, 2024, 2023, and 2022, respectively.

The Company generated underwriting income of $17.8 million, $3.0 million, and $8.3 million for the years ended December 31, 2024, 2023, and 2022. The increase in underwriting income for 2024 is driven by strong underwriting results within the Company's Penn-America segment due to growth in gross written premiums and improved current accident year combined ratios compared to the same period in 2023. Penn-America’s gross written premiums increased 8.2% in 2024. Penn-America’s accident year combined ratio improved to 94.4% for 2024 compared to 95.2% for same period in 2023 due to improved non-catastrophe and catastrophe property results.

The following table summarizes the Company’s results for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2024	2023	Change	2023	2022	Change
Gross written premiums	$389,758	$416,397	(6.4%)	$416,397	$727,603	(42.8%)
Net written premiums	$379,190	$399,319	(5.0%)	$399,319	$591,331	(32.5%)

Net earned premiums	$376,992	$473,357	(20.4%)	$473,357	$602,471	(21.4%)
Other income	1,365	1,435	(4.9%)	1,435	1,462	(1.8%)
Total revenues	378,357	474,792	(20.3%)	474,792	603,933	(21.4%)
Losses and expenses:
Net losses and loss adjustment expenses	213,190	289,153	(26.3%)	289,153	359,228	(19.5%)
Acquisition costs and other underwriting expenses	147,345	182,617	(19.3%)	182,617	236,381	(22.7%)
Underwriting income	17,822	3,022	489.7%	3,022	8,324	(63.7%)
Net investment income	62,375	55,444	12.5%	55,444	27,627	100.7%
Net realized investment gains (losses)	455	(2,107)	(121.6%)	(2,107)	(32,929)	(93.6%)
Other income	—	—	—	—	29,903	(100.0%)
Corporate and other operating expenses	(25,696)	(23,383)	9.9%	(23,383)	(24,421)	(4.3%)
Interest expense	—	—	—	—	(3,004)	(100.0%)
Loss on extinguishment of debt	—	—	—	—	(3,529)	(100.0%)
Income before income taxes	54,956	32,976	66.7%	32,976	1,971	NM
Income tax expense	(11,715)	(7,547)	55.2%	(7,547)	(2,821)	167.5%
Net income (loss)	$43,241	$25,429	70.0%	$25,429	$(850)	NM
Underwriting Ratios:
Loss ratio (1)	56.6%	61.1%		61.1%	59.6%
Expense ratio (2)	39.0%	38.6%		38.6%	39.2%
Combined ratio (3)	95.6%	99.7%		99.7%	98.8%

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

Selected Financial Data by Business Segment

Premiums

The following table summarizes the change in premium volume by business segment:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2024	2023	Change	2023	2022	Change
Gross written premiums (1)
Penn-America	$399,976	$369,660	8.2%	$369,660	$387,967	(4.7%)
Non-Core Operations	(10,218)	46,737	(121.9%)	46,737	339,636	(86.2%)
Total gross written premiums	$389,758	$416,397	(6.4%)	$416,397	$727,603	(42.8%)
Ceded premiums written
Penn-America	$10,394	$12,864	(19.2%)	$12,864	$17,661	(27.2%)
Non-Core Operations	174	4,214	(95.9%)	4,214	118,611	(96.4%)
Total ceded premiums written	$10,568	$17,078	(38.1%)	$17,078	$136,272	(87.5%)
Net written premiums (2)
Penn-America	$389,582	$356,796	9.2%	$356,796	$370,306	(3.6%)
Non-Core Operations	(10,392)	42,523	(124.4%)	42,523	221,025	(80.8%)
Total net written premiums	$379,190	$399,319	(5.0%)	$399,319	$591,331	(32.5%)
Net earned premiums
Penn-America	$369,806	$354,518	4.3%	$354,518	$359,597	(1.4%)
Non-Core Operations	7,186	118,839	(94.0%)	118,839	242,874	(51.1%)
Total net earned premiums	$376,992	$473,357	(20.4%)	$473,357	$602,471	(21.4%)

(1)
Gross written premiums represent the amount received or to be received for insurance policies written without reduction for reinsurance costs or other deductions.
(2)
Net written premiums equal gross written premiums less ceded premiums written.
(3)
External business only, excluding business assumed from affiliates.

Gross written premiums decreased by 6.4% in 2024 to $389.8 million compared to $416.4 million in 2023 due to runoff of premiums from the Company’s Non-Core Operations segment. Penn-America’s gross written premium increased by 8.2% in 2024 to $400.0 million driven by its Wholesale Commercial, InsurTech and Assumed Reinsurance divisions. In aggregate, Penn-America's Wholesale Commercial, InsurTech, and Assumed Reinsurance divisions grew by 11.2% in 2024 as compared to 2023. The growth in Wholesale Commercial and InsurTech is driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products. The growth in Assumed Reinsurance is primarily due to new treaties entered into during 2023 and 2024 and increased participation or organic growth from existing treaties.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as the Company’s net premium retention.

The Company's net premium retention increased 1.4 points to 97.3% in 2024 from 95.9% in 2023 primarily due to the termination of two quota share agreements and lower cost on the Company's catastrophe reinsurance treaty.

Net Earned Premiums

Net earned premiums decreased by 20.4% in 2024 to $377.0 million compared to $473.4 million in 2023 due to runoff of premiums from the Company’s Non-Core Operations segment.

Penn-America’s net earned premiums increased by of 4.3% to $369.8 million compared to $354.5 million in 2023 due to growth in its gross written premiums. Property net earned premiums were $167.2 million in 2024 and $140.5 million in 2023. Casualty net earned premiums were $202.6 million in 2024 and $214.0 million in 2023.

Net earned premiums within the Non-Core Operations segment decreased by 94.0% in 2024 as compared to the same period in 2023 primarily due to the non-renewal of a casualty treaty and a reduction in earned premiums due to the sale of Farm, Ranch & Stable renewal rights on August 8, 2022. There were no property earned premiums in 2024. Property net earned premiums were $14.2 million in 2023. Casualty net earned premiums were $7.3 million in 2024 and $104.6 million in 2023.

Underwriting Results

Penn-America

Penn-America's accident year underwriting income improved to $19.7 million in 2024 compared to an underwriting loss of $11.6 million in 2023.

•
Penn-America's accident year underwriting income(1) increased 19.3% to $22.1 million in 2024 compared to $18.5 million in 2023 driven by growth in net earned premiums of 4.3% and improved accident year combined ratio of 94.4% in 2024 compared to 95.2% for 2023.
•
Results for 2024 include $1.8 million of increases related to prior accident year reserves compared to $29.9 million in 2023.

The components of income (loss) from the Company’s Penn-America segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2024	2023	Change	2023	2022	Change
Gross written premiums	$399,976	$369,660	8.2%	$369,660	$387,967	(4.7%)
Net written premiums	$389,582	$356,796	9.2%	$356,796	$370,306	(3.6%)
Net earned premiums	$369,806	$354,518	4.3%	$354,518	$359,597	(1.4%)
Other income	1,336	1,257	6.3%	1,257	1,029	22.2%
Total revenues	371,142	355,775	4.3%	355,775	360,626	(1.3%)
Losses and expenses:
Net losses and loss adjustment expenses	210,293	233,239	(9.8%)	233,239	214,854	8.6%
Net commission expenses	86,863	81,691	6.3%	81,691	84,081	(2.8%)
Other underwriting expenses	54,270	52,464	3.4%	52,464	51,064	2.7%
Total expenses	351,426	367,394	(4.3%)	367,394	349,999	5.0%
Underwriting income (loss)	$19,716	$(11,619)	269.7%	$(11,619)	$10,627	(209.3%)

Accident year underwriting income	$22,072	$18,509	19.3%	$18,509	$13,480	37.3%

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2024	2023	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	56.4%	57.4%	(1.0)	57.4%	59.0%	(1.6)
Prior accident year	0.5%	8.4%	(7.9)	8.4%	0.8%	7.6
Calendar year loss ratio	56.9%	65.8%	(8.9)	65.8%	59.8%	6.0
Expense ratio	38.1%	37.8%	0.3	37.8%	37.6%	0.2
Combined ratio	95.0%	103.6%	(8.6)	103.6%	97.4%	6.2

Accident year combined ratio (2)	94.4%	95.2%		95.2%	96.5%

(1)
Penn-America's accident year underwriting income of $22.1 million, $18.5 million, and $13.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, is a non-GAAP financial measure which excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses totaling $2.4 million, $30.1 million, and $2.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company's most directly comparable GAAP measure is the Penn-America's underwriting income (loss) of $19.7 million, ($11.6) million, and $10.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company believes the non-GAAP financial measures are useful to investors when evaluating the Company's underwriting performance as trends within Penn-America may be obscured by prior accident year adjustments. These non-GAAP financial measures should not be considered as a substitute for its most directly comparable GAAP measure and does not reflect the overall underwriting profitability of the Company.
(2)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

Premiums

See “Result of Operations” above for a discussion on consolidated premiums.

Other Income

Other income, comprised of fee income, was $1.3 million in 2024 and 2023.

Loss Ratio

The calendar year loss ratio for 2024 was 56.9% (includes an increase of $1.8 million, or 0.5 percentage points related to prior accident years) compared to 65.8% (includes an increase of $29.9 million, or 8.4 percentage points related to prior accident years) in 2023. Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 1.0 points to 56.4% in 2024 from 57.4% in 2023. The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$77,388	$61,231	26.4%	46.3%	43.6%	2.7
Catastrophe	12,696	13,839	(8.3%)	7.6%	9.8%	(2.2)
Property losses	90,084	75,070	20.0%	53.9%	53.4%	0.5
Casualty losses	118,389	128,289	(7.7%)	58.4%	59.9%	(1.5)
Total accident year losses	$208,473	$203,359	2.5%	56.4%	57.4%	(1.0)

•
The current accident year non-catastrophe property loss ratio for 2024 increased by 2.7 points compared to 2023 driven by higher claims frequency.

•
The current accident year catastrophe loss ratio for 2024 improved by 2.2 points compared to 2023 driven by lower claims frequency.

•
The current accident year casualty loss ratio for 2024 improved by 1.5 points compared to 2023 mainly driven by improved pricing from rate increases in 2023 and 2024.

Expense Ratios

The expense ratio increased 0.3 points to 38.1% in 2024 from 37.8% for 2023 mainly due to commission from mix of business and contingent commissions.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP financial measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP financial measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Penn-America segment may be obscured by prior accident year adjustments. These non-GAAP financial measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and do not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2024		2023		2022
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$77,388	46.3%	$61,231	43.6%	$71,907	50.5%
Effect of prior accident year	(10,581)	(6.3%)	(2,143)	(1.5%)	(3,624)	(2.5%)
Non catastrophe property losses and ratio (2)	$66,807	40.0%	$59,088	42.1%	$68,283	48.0%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$12,696	7.6%	$13,839	9.8%	$10,979	7.7%
Effect of prior accident year	374	0.2%	3,400	2.4%	431	0.3%
Catastrophe losses and ratio (2)	$13,070	7.8%	$17,239	12.2%	$11,410	8.0%
Total property losses and ratio excluding the effect of prior accident year (1)	$90,084	53.9%	$75,070	53.4%	$82,886	58.2%
Effect of prior accident year	(10,207)	(6.1%)	1,257	0.9%	(3,193)	(2.2%)
Total property losses and ratio (2)	$79,877	47.8%	$76,327	54.3%	$79,693	56.0%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$118,389	58.4%	$128,289	59.9%	$129,172	59.5%
Effect of prior accident year	12,027	6.0%	28,623	13.4%	5,989	2.8%
Total Casualty losses and ratio (2)	$130,416	64.4%	$156,912	73.3%	$135,161	62.3%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$208,473	56.4%	$203,359	57.4%	$212,058	59.0%
Effect of prior accident year	1,820	0.5%	29,880	8.4%	2,796	0.8%
Total net losses and loss adjustment expense and total loss ratio (2)	$210,293	56.9%	$233,239	65.8%	$214,854	59.8%

(1)
Non-GAAP financial measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Non-Core Operations

The components of income (loss) from the Company’s Non-Core Operations segment and corresponding underwriting ratios are as follows:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2024	2023	Change	2023	2022	Change
Gross written premiums	$(10,218)	$46,737	(121.9%)	$46,737	$339,636	(86.2%)
Net written premiums	$(10,392)	$42,523	(124.4%)	$42,523	$221,025	(80.8%)
Net earned premiums	$7,186	$118,839	(94.0%)	$118,839	$242,874	(51.1%)
Other income	29	178	(83.7%)	178	433	(58.9%)
Total revenues	7,215	119,017	(93.9%)	119,017	243,307	(51.1%)
Losses and expenses:
Net losses and loss adjustment expenses	2,897	55,914	(94.8%)	55,914	144,374	(61.3%)
Net commission expenses	2,712	36,580	(92.6%)	36,580	64,643	(43.4%)
Other underwriting expenses	3,500	11,882	(70.5%)	11,882	36,593	(67.5%)
Total expenses	9,109	104,376	(91.3%)	104,376	245,610	(57.5%)
Underwriting income (loss)	$(1,894)	$14,641	NM	$14,641	$(2,303)	NM

	Years Ended December 31,		Point	Years Ended December 31,		Point
	2024	2023	Change	2023	2022	Change
Underwriting Ratios:
Loss ratio:
Current accident year	64.6%	64.2%	0.4	64.2%	63.9%	0.3
Prior accident year	(24.3%)	(17.1%)	(7.2)	(17.1%)	(4.5%)	(12.6)
Calendar year loss ratio	40.3%	47.1%	(6.8)	47.1%	59.4%	(12.3)
Expense ratio	86.5%	40.8%	45.7	40.8%	41.7%	(0.9)
Combined ratio	126.8%	87.9%	38.9	87.9%	101.1%	(13.2)

Accident year combined ratio (1)	145.6%	103.7%		103.7%	104.1%

(1)
The accident year combined ratio excludes the impact of prior accident year losses and loss adjustment expenses and prior accident year contingent commission expenses.

NM - not meaningful

Premiums

See “Result of Operations” above for a discussion on consolidated premiums for 2024.

Other Income

Other income, comprised of fee income net of bank fees, was less than $0.1 million in 2024 compared to $0.2 million in 2023.

Loss Ratio

The calendar year loss ratio in 2024 was 40.3% (includes a decrease of $1.7 million, or 24.3 percentage points related to prior accident years) compared to 47.1% (includes a decrease of $20.3 million, or 17.1 percentage points related to prior accident years) in 2023. Please see Note 12 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

The current accident year loss ratio improved by 0.4 points to 64.6% in 2024 from 64.2% in 2023. The current accident year losses and loss ratio is summarized as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2024	2023	% Change	2024	2023	Point Change
Property losses
Non-catastrophe	$301	$6,588	(95.4%)	(253.0%)	46.3%	(299.3)
Catastrophe	38	3,393	(98.9%)	(31.9%)	23.8%	(55.7)
Property losses	339	9,981	(96.6%)	(284.9%)	70.1%	(355.0)
Casualty losses	4,306	66,269	(93.5%)	58.9%	63.3%	(4.4)
Total accident year losses	$4,645	$76,250	(93.9%)	64.6%	64.2%	0.4

The declines in accident year losses in Non-Core Operations is due to lines of business that have been de-emphasized or no longer written.

Expense Ratios

The expense ratio was 86.5% in 2024 compared to 40.8% in 2023 primarily due to lower earned premiums as a result of exiting various lines of business.

Reconciliation of non-GAAP financial measures and ratios

The table below reconciles the non-GAAP financial measures or ratios, which excludes the impact of prior accident year adjustments, to its most directly comparable GAAP financial measure or ratio. The Company believes the non-GAAP financial measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's Non-Core Operations segment may be obscured by prior accident year adjustments. These non-GAAP financial measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and does not reflect the overall underwriting profitability of the Company.

	Years Ended December 31,
	2024		2023		2022
	Losses	Loss Ratio	Losses	Loss Ratio	Losses	Loss Ratio
Property
Non catastrophe property losses and ratio excluding the effect of prior accident year (1)	$301	(253.0%)	$6,588	46.3%	$33,713	52.2%
Effect of prior accident year	(413)	347.1%	(9,506)	(66.8%)	(4,096)	(6.3%)
Non catastrophe property losses and ratio (2)	$(112)	94.1%	$(2,918)	(20.5%)	$29,617	45.9%
Catastrophe losses and ratio excluding the effect of prior accident year (1)	$38	(31.9%)	$3,393	23.8%	$11,012	17.0%
Effect of prior accident year	(710)	596.6%	(7,416)	(52.1%)	(868)	(1.3%)
Catastrophe losses and ratio (2)	$(672)	564.7%	$(4,023)	(28.3%)	$10,144	15.7%
Total property losses and ratio excluding the effect of prior accident year (1)	$339	(284.9%)	$9,981	70.1%	$44,725	69.2%
Effect of prior accident year	(1,123)	943.7%	(16,922)	(118.9%)	(4,964)	(7.6%)
Total property losses and ratio (2)	$(784)	658.8%	$(6,941)	(48.8%)	$39,761	61.6%
Casualty
Total Casualty losses and ratio excluding the effect of prior accident year (1)	$4,306	58.9%	$66,269	63.3%	$110,515	62.0%
Effect of prior accident year	(625)	(8.5%)	(3,414)	(3.3%)	(5,902)	(3.3%)
Total Casualty losses and ratio (2)	$3,681	50.4%	$62,855	60.0%	$104,613	58.7%
Total
Total net losses and loss adjustment expense and total loss ratio excluding the effect of prior accident year (1)	$4,645	64.6%	$76,250	64.2%	$155,240	63.9%
Effect of prior accident year	(1,748)	(24.3%)	(20,336)	(17.1%)	(10,866)	(4.5%)
Total net losses and loss adjustment expense and total loss ratio (2)	$2,897	40.3%	$55,914	47.1%	$144,374	59.4%

(1)
Non-GAAP financial measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Unallocated Corporate Items

The Company’s fixed income portfolio, excluding cash, continues to maintain high quality with an AA- average rating and a duration of 0.8 years.

Net Investment Income

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2024	2023	Change	2023	2022	Change
Gross investment income (1)	$64,438	$56,960	13.1%	$56,960	$29,776	91.3%
Investment expenses	(2,063)	(1,516)	36.1%	(1,516)	(2,149)	(29.5%)
Net investment income	$62,375	$55,444	12.5%	$55,444	$27,627	100.7%

(1)
Excludes realized gains and losses

Gross investment income for 2024 increased by 13.1% and net investment income for 2024 increased by 12.5% compared to 2023. This increase in net investment income was primarily due to strategies employed by the Company to take advantage of rising interest rates which resulted in a 9% increase in book yield on the fixed maturities portfolio to 4.4% at December 31, 2024 from 4.0% at December 31, 2023.

The Company's fixed maturities portfolio consist of the following:

	As of December 31,
(Dollars in thousands)	2024	2023
Structured bonds (1)	$259,915	$340,959
Other fixed maturities	246,747	458,611
U.S. treasuries	875,246	494,223
Total fixed maturities	$1,381,908	$1,293,793

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.5 years as of December 31, 2024, compared with 0.9 years as of December 31, 2023. The structured bonds have conditional prepayment rates and bonds with a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Equity securities	$1,311	$(453)	$(3,392)
Fixed maturities	(856)	(1,654)	(13,405)
Derivatives	—	—	10,073
Other-than-temporary impairment losses	—	—	(26,205)
Net realized investment gains (losses)	$455	$(2,107)	$(32,929)

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell, the majority of which were sold in the second quarter of 2022. Since April 2022, the Company has been investing in securities with much shorter durations. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.4% at December 31, 2024.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2024, 2023, and 2022.

Corporate and Other Operating Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate expenses increased to $25.7 million in 2024 compared to $23.4 million in 2023 primarily due to $4.1 million in third party professional fees related to the Company’s internal reorganization executed in December 2024.

Interest Expense

The Company had no interest expense for the years ended December 31, 2024 or 2023.

See Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of this report for details on the Company’s debt.

Income Tax Benefit/ Expense

The income tax expense increased to $11.7 million in 2024 compared to $7.5 million in 2023 due to higher taxable income in the Company's U.S. subsidiaries.

See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income (Loss)

The factors described above resulted in net income of $43.2 million in 2024 compared to $25.4 million in 2023.

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity Group, LLC is a holding company. Its principal asset is its ownership in the shares of Belmont Holdings GX, Inc., an insurance holding company that owns the insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company, and Penn-America Underwriters, LLC, an agency and specialized service holding company.

In 2024, the Company underwent an internal corporate reorganization of the Company’s subsidiaries: (i) the five specialty insurance companies were de-stacked in a holding company structure under Belmont Holdings GX, Inc. and (ii) Penn-America Underwriters, LLC was formed to position the Company for enhanced operational efficiency and growth by:

•
Creating separate businesses for each of Penn-America segment’s business divisions (Wholesale Commercial, Vacant Express, Collectibles and Specialty Products) to improve branding, attract talent and expand relationships with our distribution partners.
•
Establishing separate businesses for technology, Kaleidoscope Insurance Technology, Inc., and claims services, Liberty Insurance Adjustment Agency, Inc., that will continue to support Penn-America and create the foundation to offer products and services to other insurance industry participants.

The Penn-America Underwriters, LLC Holding Group is responsible for agency/distribution services, marketing and sales, underwriting, product management including pricing, policy operations, billings and collections, claims, IT development, service and support, and enterprise data and analytics.

Global Indemnity Group, LLC’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. In order to meet its current short-term and long-term needs, its principal sources of cash include investment income, interest and principal payments on intercompany debt with Belmont Holdings GX, Inc., reimbursement for equity awards granted to employees of Belmont Holdings GX, Inc. and Penn-America Underwriters, LLC.

Penn-America Underwriters, LLC consist of six agency and specialized service companies whose current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, and capital expenditures in developing information technology platforms. In order to meet its current short-term and long-term needs, its principal sources of cash include fees from third parties, commissions / service fees from Belmont Holdings GX, Inc., and capital contributions from Global Indemnity Group, LLC.

Belmont Holdings GX, Inc.’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, payment of interest and principal on intercompany debt, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include dividends from their insurance company subsidiaries and investment income.

The insurance companies’ current short-term and long-term liquidity needs include but are not limited to the payment of claims, commissions, operating expenses, federal taxes, and dividends. Its principal sources of funds include cash from direct and assumed business written, investment income, and proceeds from sales and maturities of investments.

The Company continuously reviews and assesses the short-term and long-term needs of each of its holding companies, service companies, and insurance companies. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity may arise in the future.

Belmont Holdings Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles.” Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

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

In 2024, Penn-Patriot Insurance Company declared a dividend in the amount of $40.0 million which will be paid in the first quarter of 2025. In addition, Penn-Patriot Insurance Company, Penn-America Insurance Company, and United National Insurance Company received approval from their respective state insurance departments for distributions of investments in subsidiaries related to the Company’s reorganization completed in December 2024. These distributions improve the Company’s ability to manage capital and liquidity within the holding company structure Belmont Holdings GX, Inc. and increased the aggregate capital at the Global Indemnity Group Pool. As a result of these distributions which occurred in December 2024, Penn-Patriot Insurance Company, Penn-America Insurance Company, and United National Insurance Company will require approval from their respective state insurance departments for any dividends in 2025.

The Company also has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. See the contractual obligation table below for additional information on these commitments.

Surplus Levels

The insurance companies are required by law to maintain a certain minimum level of policyholders’ surplus on a statutory basis. Policyholders’ surplus is calculated by subtracting total liabilities from total assets. The NAIC has risk-based capital standards that are designed to identify property and casualty insurers that may be inadequately capitalized based on the inherent risks of each insurer’s assets and liabilities and mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Based on the standards currently adopted, the policyholders’ surplus of each of the insurance companies is in excess of the prescribed minimum company action level risk-based capital requirements.

Sources of operating funds consist primarily of net written premiums and investment income. Funds are used primarily to pay claims and operating expenses and to purchase investments. As a result of the distribution policy, funds may also be used to pay distributions to shareholders of the Company.

The reconciliation of net income (loss) to net cash provided by operations is generally influenced by the following:

•
the fact that the Company collects premiums, net of commissions, in advance of losses paid;
•
the timing of the Company’s settlements with its reinsurers; and
•
the timing of the Company’s loss payments.

Net cash provided by operating activities in 2024 and 2023 was $38.8 million and $42.9 million, respectively.

In 2024, the decrease in operating cash flows of approximately $4.1 million from the prior year was primarily a net result of the following items:

(Dollars in thousands)	2024	2023	Change
Net premiums collected	$393,069	$454,139	$(61,070)
Net losses paid	(243,931)	(265,676)	21,745
Underwriting and corporate expenses	(158,168)	(192,226)	34,058
Net investment income	50,676	47,262	3,414
Net federal income taxes paid	(2,794)	(613)	(2,181)
Interest paid	(17)	—	(17)
Net cash provided by operating activities	$38,835	$42,886	$(4,051)

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

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 0.8 years.

As of December 31, 2024, the Company also had future funding commitments of $14.2 million related to investments. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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

Series A Cumulative Fixed Rate Perpetual Preferred Shares

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Perpetual Preferred Interests at a price of $1,000 per Series A Cumulative Fixed Rate Perpetual Preferred Interest, for the aggregate purchase price of $4,000,000. The Series A Cumulative Fixed Rate Perpetual Preferred Shares are redeemable at the discretion of Global Indemnity Group, LLC after five years or at the discretion of the holders upon the occurrence of a Change of Control (as defined in the Series A Preferred Share Designation) of Global Indemnity Group, LLC.

Share Repurchase Program

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors have authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. As of December 31, 2024, the Company’s remaining authorization to repurchase shares is $101.0 million. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

From the time of the initial announcement on October 21, 2022, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued in December 2022 at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the share repurchase program in October 2022.

Restructuring Related to Exited Lines of Business

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on core products. The restructuring plan was initiated in the fourth quarter of 2022 and was completed in the first quarter of 2023. The Company incurred restructuring charges of $3.4 million in 2022 and $2.0 million in 2023 for a total of $5.4 million.

Distributions

On March 6, 2025, the Board of Directors approved a dividend rate of $0.35 per common share payable on March 28, 2025 to all shareholders of record as of the close of business on March 21, 2025. As of March 11, 2025, there were 14,258,199 shares outstanding. Future dividends remain subject to the discretion of Global Indemnity Group, LLC's Board of Directors, including the Board of Director’s evaluation of the company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors.

During 2024, the Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2024, June 21, 2024, September 30, 2024, and December 24, 2024. Distributions paid to common shareholders were $19.4 million during the year ended December 31, 2024. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2024.

During 2023, the Board of Directors approved a distribution payment of $0.25 per common share to all shareholders of record on the close of business on March 24, 2023, June 23, 2023, October 9, 2023, and December 22, 2023. Distributions paid to common shareholders were $14.2 million during the year ended December 31, 2023. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2023.

Investment Portfolio

As a result of duration shortening, the Company significantly reduced its interest rate risk with 90% of the fixed maturity portfolio maturing over the next three years. With a shorter duration, the investment portfolio is well positioned to increase book yield by investing maturities in higher yielding bonds. At December 31, 2024, the Company's embedded book yield on its fixed maturities, not including cash, was 4.4% compared with 4.0% at December 31, 2023 and 3.5% at December 31, 2022.

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $8.7 million were received during 2024. The remaining proceeds are expected to be received in 2025 and 2026. The Global Debt Fund, LP had a fair market value of $17.9 million at December 31, 2024.

Trust accounts

The Company established trust accounts, which are held by Penn-Patriot Insurance Company, to collateralize exposure it had to certain third-party ceding companies. The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

Capital Resources

Investment Portfolio

In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell. Since April 2022, the Company has been investing in securities with much shorter durations. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.4% at December 31, 2024.

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

Intercompany Loan

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Group, LLC for the principal amount of $69.4 million. This note bore interest at a rate equal to the short-term, annual compounded Applicable Federal Rate ("AFR") in effect for April 2022 which was 1.26%. In connection with the corporate internal reorganization, there were a series of mergers which resulted in GBLI Holdings, LLC merging out of existence and Belmont Holdings GX, Inc. assuming all of the obligations of this promissory note. The interest rate was amended to the short-term, annual compounded AFR in effect for December 2024 which was 4.3%. On each third anniversary of this restated Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $69.4 million at December 31, 2024.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Investment Inc. for the principal amount of $18.4 million. This note bore interest at a rate equal to the short-term, annual compounded AFR in effect for April 2022 which was 1.26%. In connection with the corporate internal reorganization, there were a series of mergers which resulted in GBLI Holdings, LLC merging out of existence and Belmont Holdings GX, Inc. assuming all of the obligations of this promissory note. The interest rate was amended to the short-term, annual compounded AFR in effect for December 2024 which was 4.3%. On each third anniversary of this restated Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $18.4 million at December 31, 2024.

Intercompany Dividends and Capital Contributions

In 2024, there were a series of transactions in connection with the Company's internal corporate reorganization. Please see the "Sources and Uses of Funds" section with the "Liquidity and Capital Resources" section above for additional information.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidating financial statements.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. As of December 31, 2024, contractual obligations related to Global Indemnity’s commitments were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$12,165	$2,890	$2,916	$2,473	$3,886
Commitments to fund limited partnership investment (2)	14,214	14,214	—	—	—
Unpaid losses and loss adjustment expenses obligations (3)	800,391	267,330	284,139	124,861	124,061
Total	$826,770	$284,434	$287,055	$127,334	$127,947

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended. These forward-looking statements reflect the Company’s current views as of the date of this report. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future performance, operations, products and services of the companies.

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, including, but not limited to, the impact of legislative or regulatory actions, the impact of natural or man-made disasters, the sufficiency of the Company’s reserves, the impact of emerging claims issues, adverse capital market developments impacting investment performance, ability to effectively start-up or integrate new product opportunities, adverse effect of cyber-attacks, and other factors described in the section captioned “Risk Factors” and elsewhere in this report. These risks are not exhaustive, and new risks and uncertainties emerge from time to time. It is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon such statements.

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

As of December 31, 2024, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value		%
(200)	$1,401,644	19,736	1.4%
(100)	1,391,793	9,885	0.7%
No change	1,381,908	—	—
100	1,371,995	(9,913)	(0.7%)
200	1,362,086	(19,822)	(1.4%)

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2024, the Company had approximately $20.5 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2024, approximately $9.7 million of those investments have been rated BBB to AAA by Standard & Poor’s and $10.8 million were rated below investment grade. As of December 31, 2023, the Company had approximately $27.8 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2023, approximately $15.1 million of those investments have been rated BBB to AAA by Standard & Poor’s and $12.7 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2024 or 2023.

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

Equity Price Risk

The Company holds a minimal amount of preferred stocks as of December 31, 2024, however, the positions do not pose a significant equity price risk.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company’s liability for unpaid losses and loss adjustment expenses was $800 million, of which a significant portion represents incurred but not reported reserves. As described in Note 4 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate loss and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. In particular, the Company’s long-tail reserve categories (such as certain general liability and environmental exposures) are influenced by factors that are subject to significant variation over a long period of time or have high potential severities within the selection and weighting of actuarial methods and assumptions. Assumptions fundamental to the reserving process include claims frequency and severity as well as the review of historical payment and claim reporting patterns and expected loss ratios.

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

Philadelphia, Pennsylvania

March 11, 2025

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2024	December 31, 2023
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,394,639 and $1,322,092; net of allowance for expected credit losses of: $0 at December 31, 2024 and 2023)	$1,381,908	$1,293,793
Equity securities, at fair value	12,284	16,508
Other invested assets	29,413	38,236
Total investments	1,423,605	1,348,537
Cash and cash equivalents	17,009	38,037
Premium receivables, net of allowance for expected credit losses of $3,530 and $4,796 at December 31, 2024 and 2023, respectively	75,088	102,158
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at December 31, 2024 and 2023	66,855	80,439
Funds held by ceding insurers	30,026	16,989
Deferred federal income taxes	22,459	36,802
Deferred acquisition costs	41,136	42,445
Intangible assets	14,103	14,456
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,320	4,958
Receivable for securities	52	3,858
Federal income tax receivable	825	—
Lease right of use assets	9,295	9,715
Other assets	22,660	26,362
Total assets	$1,731,253	$1,729,576
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$800,391	$850,599
Unearned premiums	183,411	182,852
Reinsurance balances payable	8,181	2,642
Federal income tax payable	—	1,595
Contingent commissions	6,826	5,632
Lease liabilities	10,371	12,733
Other liabilities	32,924	24,770
Total liabilities	1,042,104	1,080,823
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,202,355 and 11,042,670, respectively; class A common shares outstanding: 9,914,587 and 9,771,429, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	459,578	454,791
Accumulated other comprehensive income (loss), net of tax	(10,410)	(22,863)
Retained earnings	268,673	244,988
Class A common shares in treasury, at cost: 1,287,768 and 1,271,241 shares, respectively	(32,692)	(32,163)
Total shareholders’ equity	689,149	648,753
Total liabilities and shareholders’ equity	$1,731,253	$1,729,576

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Gross written premiums	$389,758	$416,397	$727,603
Ceded written premiums	(10,568)	(17,078)	(136,272)
Net written premiums	379,190	399,319	591,331
Change in net unearned premiums	(2,198)	74,038	11,140
Net earned premiums	376,992	473,357	602,471
Net investment income	62,375	55,444	27,627
Net realized investment gains (losses)	455	(2,107)	(32,929)
Other income	1,365	1,435	31,365
Total revenues	441,187	528,129	628,534
Losses and Expenses:
Net losses and loss adjustment expenses	213,190	289,153	359,228
Acquisition costs and other underwriting expenses	147,345	182,617	236,381
Corporate and other operating expenses	25,696	23,383	24,421
Interest expense	—	—	3,004
Loss on extinguishment of debt	—	—	3,529
Income before income taxes	54,956	32,976	1,971
Income tax expense	11,715	7,547	2,821
Net income (loss)	43,241	25,429	(850)
Less: preferred stock distributions	440	440	440
Net income (loss) available to common shareholders	$42,801	$24,989	$(1,290)
Per share data:
Net income (loss) available to common shareholders (1)
Basic	$3.14	$1.84	$(0.09)
Diluted	$3.12	$1.83	$(0.09)
Weighted-average number of shares outstanding
Basic	13,635,582	13,553,168	14,482,164
Diluted	13,705,715	13,666,408	14,482,164
Cash distributions declared per common share	$1.40	$1.00	$1.00

(1)
For the year ended December 31, 2022, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$43,241	$25,429	$(850)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	11,827	18,892	(81,729)
Reclassification adjustment for losses included in net income (loss)	683	1,350	32,253
Unrealized foreign currency translation gains (losses)	(57)	(47)	14
Other comprehensive income (loss), net of tax	12,453	20,195	(49,462)
Comprehensive income (loss), net of tax	$55,694	$45,624	$(50,312)

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2024	2023	2022
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,042,670	10,876,041	10,574,589
Common shares issued under share incentive plans, net of forfeitures	65,182	75,541	50,598
Common shares issued to directors	94,503	91,088	97,260
Share conversion	—	—	153,594
Number at end of period	11,202,355	11,042,670	10,876,041
Number of class B common shares issued:
Number at beginning of period	3,793,612	3,793,612	3,947,206
Share conversion	—	—	(153,594)
Number at end of period	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Balance at beginning and end of period	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$454,791	$451,305	$447,406
Share compensation plans	4,787	3,486	3,899
Balance at end of period	$459,578	$454,791	$451,305
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(22,863)	$(43,058)	$6,404
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	12,510	20,242	(49,476)
Unrealized foreign currency translation gains (losses)	(57)	(47)	14
Other comprehensive income (loss)	12,453	20,195	(49,462)
Balance at end of period	$(10,410)	$(22,863)	$(43,058)
Retained earnings:
Balance at beginning of period	$244,988	$233,468	$249,301
Net income (loss)	43,241	25,429	(850)
Preferred share distributions	(440)	(440)	(440)
Distributions to shareholders	(19,116)	(13,469)	(14,543)
Balance at end of period	$268,673	$244,988	$233,468
Number of treasury shares:
Number at beginning of period	1,271,241	802,381	17,496
Class A common shares purchased	16,527	468,860	923,036
Class A common shares purchased by GBLI director	—	—	(138,151)
Number at end of period	1,287,768	1,271,241	802,381
Treasury shares, at cost:
Balance at beginning of period	$(32,163)	$(19,486)	$(490)
Class A common shares purchased, at cost	(529)	(12,677)	(22,335)
Class A common shares purchased by GBLI director	—	—	3,339
Balance at end of period	$(32,692)	$(32,163)	$(19,486)
Total shareholders’ equity	$689,149	$648,753	$626,229

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$43,241	$25,429	$(850)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	5,764	6,199	8,398
Amortization of debt issuance costs	—	—	41
Gross proceeds from sale of renewal rights	—	—	(30,000)
Adjustment on lease right of use assets and lease liability	(917)	—	—
Impairment loss on lease right of use assets	—	—	488
Impairment loss on furniture and fixtures and leasehold improvements	394	—	—
Impairment loss on software	—	—	508
Impairment loss on goodwill and intangible assets	—	—	5,657
Restricted stock and stock option expense	4,787	3,486	3,899
Deferred federal income taxes	11,300	5,326	2,395
Amortization of bond premium and discount, net	(15,656)	(6,749)	1,267
Net realized investment (gains) losses	(455)	2,107	32,929
Loss on extinguishment of debt	—	—	3,529
(Income) loss from equity method investments, net of distributions	(80)	(2,369)	6,549
Changes in:
Premium receivables, net	27,070	66,585	(40,299)
Reinsurance receivables, net	13,584	5,282	14,143
Funds held by ceding insurers	(13,109)	2,142	8,785
Unpaid losses and loss adjustment expenses	(50,208)	18,195	72,500
Unearned premiums	559	(86,501)	(47,213)
Reinsurance balances payable	5,539	(14,599)	(18,099)
Other assets and liabilities	5,301	(14,970)	(12,814)
Contingent commissions	1,194	(3,184)	913
Federal income tax receivable / payable	(2,420)	1,595	—
Deferred acquisition costs	1,309	22,449	(4,563)
Prepaid reinsurance premiums	1,638	12,463	36,073
Net cash provided by operating activities	38,835	42,886	44,236
Cash flows from investing activities:
Proceeds from sale of fixed maturities	112,507	148,164	933,554
Proceeds from sale of equity securities	—	1,158	88,726
Proceeds from maturity of fixed maturities	973,523	280,115	81,546
Proceeds from maturity of preferred stock	5,534	500	1,000
Proceeds from other invested assets	8,902	2,309	107,925
Amounts received in connection with derivatives	—	—	12,726
Purchases of fixed maturities	(1,139,971)	(448,465)	(1,164,683)
Purchases of equity securities	—	(111)	(10,660)
Gross proceeds from sale of renewal rights	—	—	30,000
Net cash provided by (used for) investing activities	(39,505)	(16,330)	80,134
Cash flows from financing activities:
Distributions paid to common shareholders	(19,389)	(14,248)	(14,366)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Purchases of class A common shares	(529)	(12,677)	(22,335)
Issuance of class A common shares	—	—	3,339
Redemption of subordinated notes	—	—	(130,000)
Net cash used for financing activities	(20,358)	(27,365)	(163,802)
Net change in cash and cash equivalents	(21,028)	(809)	(39,432)
Cash and cash equivalents at beginning of period	38,037	38,846	78,278
Cash and cash equivalents at end of period	$17,009	$38,037	$38,846

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or "the Company") is a Delaware limited liability company. Global Indemnity Group, LLC’s class A common shares are publicly traded on the New York Stock Exchange under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

The insurance companies’ primary activity is providing insurance products across a distribution network that includes wholesale general agents, retail agents, and direct-to-consumer. The Company manages the distribution of its core product offerings through Penn-America. Penn-America offers specialty property and casualty products designed for its Wholesale Commercial, Specialty Products, InsurTech, and Assumed Reinsurance product offerings. These product lines are offered in the excess and surplus lines marketplace. The Company also has a Non-Core Operations segment that contains lines of business that have been de-emphasized or are no longer being written. See Note 22 for additional information regarding segments. Collectively, the Company’s insurance subsidiaries are licensed in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.

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

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Acquisition costs and other underwriting expenses	$—	$—	$1,034
Corporate and other operating expenses	—	—	8,142
Total impairments and expenses related to sale	$—	$—	$9,176

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

3.
Restructuring Related to Exited Lines of Business

The Company restructured its insurance operations to strengthen its market presence and enhance its focus on core products. As a result, the Company exited its four brokerage divisions: Professional Liability, Excess Casualty, Environmental, and Middle Market Property. The Company ceased writing new business and non-renewed existing policies for these four divisions. The restructuring plan, which was initiated in the fourth quarter of 2022, was completed in the first quarter of 2023.

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million. No additional restructuring costs were incurred during the year ended December 31, 2024.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2024, 2023 and 2022:

(Dollars in thousands)	Consolidated Statements of Operations Line	Employee Termination	Lease Right of Use Asset Impairment	Total
Charges incurred in 2022	Corporate and other operating expenses	$2,635	$—	$2,635
Charges incurred in 2022	Acquisition costs and other underwriting expenses (1)	—	812	812
Non-cash asset charges		—	(812)	(812)
Liability at December 31, 2022		2,635	—	2,635
Charges incurred in 2023	Corporate and other operating expenses	1,997	—	1,997
Cash payments in 2023		(4,554)	—	(4,554)
Liability at December 31, 2023		78	—	78
Cash payments in 2024		(78)	—	(78)
Liability at December 31, 2024		$—	$—	$—

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

The Company’s investments in other invested assets were valued at $29.4 million and $38.2 million as of December 31, 2024 and 2023. These amounts relate to investments in limited partnerships and limited liability companies whose carrying value approximates fair value.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $3.5 million and $7.5 million as of December 31, 2024 and 2023, respectively.

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

The Company has a variable interest in two limited partnership investments for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all liquid instruments with an original maturity of three months or less to be cash equivalents, with the exception of treasury bills, which are classified as fixed maturities. The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market instruments. Generally, bank balances exceed federally insured limits. The carrying amount of cash and cash equivalents approximates fair value.

At December 31, 2024 and 2023, the Company had approximately $15.3 million and $36.9 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivables

The Company evaluates the collectability of premium receivables based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $3.5 million and $4.8 million as of December 31, 2024 and 2023, respectively.

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

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for expected credit losses was $9.0 million as of December 31, 2024 and 2023,.

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

The amortization of deferred acquisition costs for the years ended December 31, 2024, 2023, and 2022 was $87.6 million, $120.9 million, and $150.9 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a distribution and product line/treaty level. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. No premium deficiency reserve existed as of December 31, 2024 or 2023.

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

Contingent Commissions

Certain professional general agencies of Global Indemnity are paid special incentives, referred to as contingent commissions, when results of business produced by these agencies are more favorable than predetermined thresholds. Similarly, in some circumstances, companies that cede business to Global Indemnity are paid profit commissions based on the profitability of the ceded portfolio. These commissions are charged to other underwriting expenses when incurred.

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

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income (loss) within shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a gain of $0.1 million, a loss of $0.5 million, and a gain of $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Capitalized Software Costs

Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized during the application development stage. These costs generally consist of internal personnel costs, external consulting fees, and software license fees. Capitalized software costs, which are included in other assets on the Company’s Consolidated Balance Sheets, are amortized using the straight-line method over its estimated useful life beginning when the software is put into service. Internal and external costs incurred during the preliminary project stage, training costs, most data conversion costs, and maintenance costs are charged to expense as incurred.

Capitalized software costs were $10.0 million and $4.0 million at December 31, 2024 and 2023, respectively. Amortization expense related to capitalized software for the years ended December 31, 2024, 2023, and 2022 was $4.4 million, $4.9 million, and $6.1 million, respectively.

5.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2024 and 2023:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Fixed maturities:
U.S. treasuries	$875,273	$—	$757	$(784)	$875,246
Obligations of states and political subdivisions	17,125	—	—	(790)	16,335
Mortgage-backed securities	61,905	—	299	(3,284)	58,920
Asset-backed securities	137,445	—	864	(2,882)	135,427
Commercial mortgage-backed securities	68,041	—	15	(2,488)	65,568
Corporate bonds	158,798	—	189	(2,891)	156,096
Foreign corporate bonds	76,052	—	81	(1,817)	74,316
Total fixed maturities	$1,394,639	$—	$2,205	$(14,936)	$1,381,908

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023
Fixed maturities:
U.S. treasuries	$497,099	$—	$515	$(3,391)	$494,223
Obligations of states and political subdivisions	27,326	—	—	(1,176)	26,150
Mortgage-backed securities	63,173	—	229	(4,475)	58,927
Asset-backed securities	207,375	—	668	(5,091)	202,952
Commercial mortgage-backed securities	84,062	—	12	(4,994)	79,080
Corporate bonds	298,526	—	116	(6,929)	291,713
Foreign corporate bonds	144,531	—	40	(3,823)	140,748
Total fixed maturities	$1,322,092	$—	$1,580	$(29,879)	$1,293,793

As of December 31, 2024 and 2023, the Company’s investments in equity securities consist of preferred stock in the amounts of $12.3 million and $16.5 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 1.7% and 2.1% of shareholders' equity at December 31, 2024 and 2023, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$923,761	$923,861
Due in one year through five years	184,069	180,523
Due in five years through ten years	9,524	8,600
Due after ten years	9,894	9,009
Mortgage-backed securities	61,905	58,920
Asset-backed securities	137,445	135,427
Commercial mortgage-backed securities	68,041	65,568
Total	$1,394,639	$1,381,908

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2024. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 7.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$12,909	$(180)	$67,662	$(604)	$80,571	$(784)
Obligations of states and political subdivisions	—	—	16,335	(790)	16,335	(790)
Mortgage-backed securities	20,832	(336)	26,802	(2,948)	47,634	(3,284)
Asset-backed securities	7,239	(49)	46,792	(2,833)	54,031	(2,882)
Commercial mortgage-backed securities	7,551	(242)	55,750	(2,246)	63,301	(2,488)
Corporate bonds	14,325	(54)	95,266	(2,837)	109,591	(2,891)
Foreign corporate bonds	17,635	(62)	46,696	(1,755)	64,331	(1,817)
Total fixed maturities	$80,491	$(923)	$355,303	$(14,013)	$435,794	$(14,936)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2024 and 2023 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of December 31, 2024, gross unrealized losses related to U.S. treasuries were $0.784 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of December 31, 2024, gross unrealized losses related to obligations of states and political subdivisions were $0.790 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2024, gross unrealized losses related to mortgage-backed securities were $3.284 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2024, gross unrealized losses related to asset backed securities were $2.882 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 38.7. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2024, gross unrealized losses related to the CMBS portfolio were $2.488 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 45.4. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2024, gross unrealized losses related to corporate bonds were $2.891 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2024, gross unrealized losses related to foreign bonds were $1.817 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

The Company recorded the following impairments on its investment portfolio for the years ended December 31, 2024, 2023, and 2022 and are related to securities in an unrealized loss position where the Company had an intent to sell the securities:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022 (1)
Fixed maturities:
Impairment related to intent to sell	$—	$—	$(26,205)
Total	$—	$—	$(26,205)

(1) In response to a rising interest rate environment, the Company took action early in April 2022 to shorten the duration of its fixed maturities portfolio. In connection with these actions, the Company identified fixed maturities securities with a weighted average life of five years or greater as having an intent to sell resulting in other-than-temporary impairment losses. The majority of which were sold in the second quarter of 2022. Since April 2022, the Company has been investing in securities with much shorter durations. As a result of these actions, the Company's book yield rose over time. Book yield was approximately 2.2% at December 31, 2021 and 4.4% at December 31, 2024.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of December 31, 2024 and 2023 was as follows:

	December 31,
(Dollars in thousands)	2024	2023
Net unrealized gains (losses) from:
Fixed maturities	$(12,731)	$(28,299)
Foreign currency fluctuations	(259)	(187)
Deferred taxes	2,580	5,623
Accumulated other comprehensive income (loss), net of tax	$(10,410)	$(22,863)

The following tables present the changes in accumulated other comprehensive income (loss) by components, for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income (loss) before reclassification, before tax	14,712	(72)	14,640
Amounts reclassified from accumulated other comprehensive income, before tax	856	—	856
Other comprehensive income (loss), before tax	15,568	(72)	15,496
Income tax benefit (expense)	(3,058)	15	(3,043)
Ending balance, net of tax	$(10,205)	$(205)	$(10,410)

Year Ended December 31, 2023 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(42,958)	$(100)	$(43,058)
Other comprehensive income (loss) before reclassification, before tax	23,572	(60)	23,512
Amounts reclassified from accumulated other comprehensive income, before tax	1,654	—	1,654
Other comprehensive income (loss), before tax	25,226	(60)	25,166
Income tax benefit (expense)	(4,983)	12	(4,971)
Ending balance, net of tax	$(22,715)	$(148)	$(22,863)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	2024	2023
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$856	$1,654
	Other than temporary impairment losses on investments	—	—
	Total before tax	$856	$1,654
	Income tax expense (benefit)	(173)	(304)
	Total reclassifications, net of tax	$683	$1,350

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Fixed maturities:
Gross realized gains	$54	$49	$688
Gross realized losses	(910)	(1,703)	(40,298)
Net realized gains (losses)	(856)	(1,654)	(39,610)
Equity securities:
Gross realized gains	1,325	1,061	2,289
Gross realized losses	(14)	(1,514)	(5,681)
Net realized gains (losses)	1,311	(453)	(3,392)
Derivatives:
Gross realized gains	—	—	12,844
Gross realized losses	—	—	(2,771)
Net realized gains (losses) (1)	—	—	10,073
Total net realized investment gains (losses)	$455	$(2,107)	$(32,929)

(1)
Includes periodic net interest settlements related to the derivatives of $3.0 million for the year ended December 31, 2022.

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net gains (losses) recognized during the period on equity securities	$1,311	$(453)	$(3,392)
Less: net gains (losses) recognized during the period on equity securities sold during the period	(423)	(36)	10,577
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$1,734	$(417)	$(13,969)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Fixed maturities	$112,507	$148,164	$933,554
Equity securities	—	1,158	88,726

Net Investment Income

The sources of net investment income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Fixed maturities	$58,675	$49,987	$33,852
Equity securities	784	917	1,100
Cash and cash equivalents	2,838	1,593	790
Other invested assets	2,141	4,463	(5,966)
Total investment income	64,438	56,960	29,776
Investment expense	(2,063)	(1,516)	(2,149)
Net investment income	$62,375	$55,444	$27,627

As of December 31, 2024 and 2023, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net investment income	$62,375	$55,444	$27,627
Net realized investment gains (losses)	455	(2,107)	(32,929)
Change in unrealized holding gains (losses)	15,496	25,166	(61,627)
Net realized and unrealized investment returns	15,951	23,059	(94,556)
Total investment return	$78,326	$78,503	$(66,929)
Total investment return %	5.5%	5.7%	(4.7%)
Average investment portfolio (1)	$1,415,549	$1,366,553	$1,437,327
(1)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

Insurance Enhanced Asset-Backed and Credit Securities

As of December 31, 2024, the Company held insurance enhanced municipal bonds with a market value of approximately $1.7 million, which represented 0.1% of the Company’s total cash and invested assets, net of payable/receivable for securities. The financial guarantors of the Company’s $1.7 million municipal bonds include Assured Guaranty Corporation ($0.8 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at December 31, 2024.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of December 31, 2024 and 2023:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2024	December 31, 2023
On deposit with governmental authorities	$19,378	$19,262
Held in trust pursuant to third-party requirements	158,964	150,796
Total (1)	$178,342	$170,058

(1)
Includes cash and cash equivalents of $5.2 million and $9.0 million at December 31, 2024 and December 31, 2023, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with a carrying value approximating fair value of $29.4 million and $38.2 million as of December 31, 2024 and 2023, respectively. The Company has a variable interest in two of these limited partnership investments for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $2.6 million and $4.0 million as of December 31, 2024 and 2023, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $16.8 million and $18.3 million as of December 31, 2024 and 2023, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.9 million and $8.2 million as of December 31, 2024 and 2023, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

6.
Derivative Instruments

Derivatives were used by the Company to reduce risks from changes in interest rates. The Company used interest rate swaps with terms to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.

The Company terminated its outstanding interest rate swaps in the fourth quarter of 2022. There are no outstanding amounts related to the interest rate swap agreements on the consolidated balance sheets as of December 31, 2024 or 2023. The Company recorded net realized investment gains related to the interest rate swaps of $10.1 million for the year ended December 31, 2022. There were no realized investment gains or losses related to interest rate swaps for the years ended December 31, 2024 and 2023.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2024	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$875,246	$—	$—	$875,246
Obligations of states and political subdivisions	—	16,335	—	16,335
Mortgage-backed securities	—	58,920	—	58,920
Commercial mortgage-backed securities	—	65,568	—	65,568
Asset-backed securities	—	135,427	—	135,427
Corporate bonds	—	156,096	—	156,096
Foreign corporate bonds	—	74,316	—	74,316
Total fixed maturities	875,246	506,662	—	1,381,908
Equity securities	—	12,284	—	12,284
Total assets measured at fair value	$875,246	$518,946	$—	$1,394,192

As of December 31, 2023	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$494,223	$—	$—	$494,223
Obligations of states and political subdivisions	—	26,150	—	26,150
Mortgage-backed securities	—	58,927	—	58,927
Commercial mortgage-backed securities	—	79,080	—	79,080
Asset-backed securities	—	202,952	—	202,952
Corporate bonds	—	291,713	—	291,713
Foreign corporate bonds	—	140,748	—	140,748
Total fixed maturities	494,223	799,570	—	1,293,793
Equity securities	—	16,508	—	16,508
Total assets measured at fair value	$494,223	$816,078	$—	$1,310,301

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning balance	$—	$4,571	$2,769
Total gains / (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	30	(21)
Included in earnings attributable to realized gains / losses	—	(290)	(61)
Transfers into level 3	—	—	857
Transfers out of level 3	—	—	—
Amortization of bond premium and discount, net	—	5	6
Purchases	—	332	2,304
Sales	—	(4,648)	(1,283)
Ending balance	—	—	4,571
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$—	$(155)	$95

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value.

The following table provides the fair value and future funding commitments related to these investments at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$2,628	$14,214	$4,048	$14,214
Mortgage Debt Fund, LP (2)	8,882	—	8,172	—
Global Debt Fund, LP (3)	17,903	—	26,016	—
Total	$29,413	$14,214	$38,236	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of December 31, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $8.7 million were received during the year ended December 31, 2024.

Limited Liability Companies and Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited liability companies and limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited liability companies and limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited liability companies and limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.6 million, $0.8 million, and ($5.0) million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

During 2024 and 2023, the Company has not adjusted quotes or prices obtained from the pricing vendors.

8.
Goodwill and Intangible Assets

Goodwill

As a result of an acquisition in 2010, the Company has goodwill within the Penn-America segment of $4.8 million at December 31, 2024 and 2023. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. There were no changes in the carrying value of Penn-America's goodwill during 2024 and 2023 and there were no accumulated impairment losses at December 31, 2024 and 2023. Impairment testing performed in 2024, 2023, and 2022 did not result in an impairment of goodwill within the Penn-America segment.

As a result of an acquisition in 2015, the Company had goodwill of $1.7 million within the Non-Core Operations segment. Of this amount, $0.6 million was allocated to its Farm, Ranch & Stable business and $1.1 million was allocated to its specialty property business. The goodwill allocated to the specialty business of $1.1 million was impaired in 2021 due to the sale of the renewal rights related to the manufactured and dwelling homes business. The remaining goodwill of $0.6 million was impaired due to the sale of the Farm, Ranch & Stable renewal rights resulting in an impairment loss of $0.6 million which was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. There was no goodwill within the Non-Core Operations segment at December 31, 2024 and 2023.

Please see Note 2 of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the sale of renewal rights related to the Company's manufactured and dwelling homes business.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2024:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Customer relationships	15 years	5,300	5,197	—	103
		$19,300	$5,197	$—	$14,103

The following table presents details of the Company’s intangible assets as of December 31, 2023:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$4,800	$—	$—	$4,800
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Customer relationships	15 years	5,300	4,844	—	456
		$19,300	$4,844	$—	$14,456

Amortization related to the Company’s definite lived intangible assets was $0.4 million for each of the years ended December 31, 2024, 2023, and 2022. The weighted average amortization period for total definite lived intangible assets was 15.0 years at both December 31, 2024 and 2023.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2025	$103
2026	—
2027	—
2028	—
2029	—

Intangible assets with indefinite lives

As of both December 31, 2024 and 2023, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, was $14.0 million.

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

There was no impairment of intangible assets with indefinite lives in 2024 and 2023.

Intangible assets with definite lives

As of December 31, 2024 and 2023, definite lived intangible assets, net of accumulated amortization, were $0.1 million and $0.5 million, respectively, and were comprised of customer relationships.

Agent relationships with a net value of $0.1 million were impaired due to the sale of the renewal rights related to the Company's Farm, Ranch & Stable business. This impairment was within the Company’s Non-Core Operations segment. This impairment loss of $0.1 million was included in corporate and other operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022. Please see Note 2 for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business.

There was no impairment of intangible assets with definite lives in 2024 and 2023.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Beginning balance	$4,796	$3,322
Current period provision for expected credit losses	(609)	1,636
Write-offs	(657)	(162)
Ending balance	$3,530	$4,796

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at December 31, 2024 and 2023.

10.
Reinsurance

The Company cedes risk to unrelated reinsurers on a pro rata (“quota share”) and excess of loss basis in the ordinary course of business to limit its net loss exposure on direct business insurance contracts. Reinsurance ceded arrangements do not discharge the Company of primary liability. Moreover, reinsurers may fail to pay the Company due to a lack of reinsurer liquidity, perceived improper underwriting, and losses for risks that are excluded from reinsurance coverage and other similar factors, all of which could adversely affect the Company’s financial results.

The Company had the following reinsurance balances as of December 31, 2024 and 2023:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Reinsurance receivables, net	$66,855	$80,439
Collateral securing reinsurance receivables	(6,461)	(8,752)
Reinsurance receivables, net of collateral	$60,394	$71,687
Allowance for expected credit losses	$8,992	$8,992
Prepaid reinsurance premiums	3,320	4,958

As of December 31, 2024, the Company had the following aggregated unsecured reinsurance receivables from one reinsurer that exceeded 3% of shareholders’ equity. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2024)
Munich Re America Corporation	$35,826	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2024:
Direct	$369,818	$354,747
Assumed	19,940	34,451
Ceded	(10,568)	(12,206)
Net premiums	$379,190	$376,992
For the year ended December 31, 2023:
Direct	$350,748	$376,288
Assumed	65,649	126,611
Ceded	(17,078)	(29,542)
Net premiums	$399,319	$473,357
For the year ended December 31, 2022:
Direct	$573,412	$589,131
Assumed	154,191	135,896
Ceded	(136,272)	(122,556)
Net premiums	$591,331	$602,471

Ceded losses and loss adjustment expenses incurred were ($6.3) million, $27.6 million, and $48.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, the Company conducts business in the United States where the statutory income tax rate is 21% and conducts certain functions in Ireland where the statutory income tax rate is 25% on non-trading income, 33% on capital gains and 12.5% on trading income. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company's income before income taxes is derived from its U.S. subsidiaries for the years ended December 31, 2024, 2023, and 2022.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current income tax expense:
Foreign	$41	$14	$4
U.S. Federal	374	2,207	422
Total current income tax expense	415	2,221	426
Deferred income tax expense:
U.S. Federal	11,300	5,326	2,395
Total deferred income tax expense	11,300	5,326	2,395
Total income tax expense	$11,715	$7,547	$2,821

The tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The following table summarizes the differences between the actual income tax expense and differences from the income tax calculated at the statutory U.S. federal tax rate:

	Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
U.S. federal income tax at statutory rate	$11,541	21.0%	$6,925	21.0%	$414	21.0%
Adjustments:
Non-deductible executive compensation	420	0.7	1,753	5.3	—	—
Dividend exclusion	(61)	(0.1)	(76)	(0.2)	(89)	(4.5)
Meals & entertainment	56	0.1	—	—	—	—
Change in tax status	—	—	—	—	700	35.5
Parent income treated as partnership for tax	(934)	(1.7)	(1,260)	(3.8)	2,156	109.4
Transaction costs	653	1.2	—	—	—	—
Other	40	0.1	205	0.6	(360)	(18.3)
Income tax expense	$11,715	21.3%	$7,547	22.9%	$2,821	143.1%

The effective income tax rate for 2024 is 21.3%, compared with an effective income tax rate of 22.9% for 2023 and 143.1% for 2022. The differences between years are primarily due to the change in income or loss at the parent company, treated as a partnership for tax purposes, as well as the impact of non-tax deductible transaction costs related to the Company's internal reorganization executed in 2024.

Intra-entity transfers of certain intangible assets were recorded on this internal reorganization resulting in tax expense on sale of $3.8 million, offset by the establishment of deferred tax assets and related tax benefits of $3.8 million. The tax-deductible amortization related to the transferred intangible assets will be recognized over a period of 15 years.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2024 and 2023 are presented below:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$9,429	$9,668
Unearned premiums	7,564	7,472
Net operating loss carryforward	4,352	16,540
Partnership K1 basis differences	943	753
Capital loss carryforwards	4,546	4,241
Investment impairments	390	337
Stock options	462	416
Stat-to-GAAP reinsurance reserve	1,668	1,668
Unrealized loss on securities available-for-sale	2,526	5,583
Depreciation and amortization	—	1,368
Software	1,045	1,260
Intangible assets	3,805	—
Goodwill	172	—
Other	1,799	998
Total deferred tax assets	38,701	50,304
Deferred tax liabilities:
Intangible assets	2,961	3,036
Deferred acquisition costs	8,639	8,914
Bond discount	3,989	1,550
Other	653	2
Total deferred tax liabilities	16,242	13,502
Total net deferred tax assets	$22,459	$36,802

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States. Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2024 and 2023.

The Company has a net operating loss (“NOL”) carryforward and a capital loss carryforward of $20.7 million and $21.6 million, respectively, as of December 31, 2024, which begins to expire in 2038 and 2027, respectively, based on when the original carryforwards were generated. The Company’s NOL carryforward and capital loss carryforward were $78.8 million and $20.2 million, respectively, as of December 31, 2023.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2021.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities. All tax benefits recognized by the Company in 2024, 2023, and 2022 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the Company did not record any significant liabilities for tax-related interest and penalties on its consolidated balance sheets.

12.
Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Balance at beginning of period	$850,599	$832,404	$759,904
Less: ceded reinsurance receivables	72,829	73,021	94,443
Net balance at beginning of period	777,770	759,383	665,461
Incurred losses and loss adjustment expenses related to:
Current year	213,118	279,609	367,298
Prior years	72	9,544	(8,070)
Total incurred losses and loss adjustment expenses	213,190	289,153	359,228
Paid losses and loss adjustment expenses related to:
Current year	40,063	72,717	103,442
Prior years	211,260	198,049	161,864
Total paid losses and loss adjustment expenses	251,323	270,766	265,306
Net balance at end of period	739,637	777,770	759,383
Plus: ceded reinsurance receivables	60,754	72,829	73,021
Balance at end of period	$800,391	$850,599	$832,404

When analyzing loss reserves and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2024, the Company increased its prior accident year loss reserves by $0.1 million, which consisted of a $1.8 million increase related to Penn-America and a $1.7 million decrease related to Non-Core Operations.

•
Penn-America had an increase of $1.8 million consisting of a $12.0 million increase for casualty lines across various accident years mainly due to severity offset by a $10.2 million decrease for property lines primarily related to the 2020 through 2023 accident years mainly due to severity.
•
Non-Core Operations had a decrease of $1.7 million mainly driven by severity on its casualty lines consisting of (i) a decrease of $7.8 million primarily related to accident years 2017 and 2019, (ii) an increase of $6.1 million related to accident years 2022 and 2023.

During 2023, the Company increased its prior accident year loss reserves by $9.5 million, which consisted of a $29.9 million increase related to Penn-America and a $20.3 million decrease related to Non-Core Operations.

•
Penn-America had an increase of $29.9 million consisting of (i) a $28.6 million increase for general liability mainly reflecting higher than expected claims severity in accident years 2018 through 2022, partially offset by decreases in the 1998, 2000 through 2010, 2012 and 2014 through 2017 accident years and (ii) a $1.3 million increase for property which primarily recognizes higher than expected claims severity in the 2016, 2019, 2020 and 2022 accident years, partially offset by decreases in the 2015 and 2021 accident years.
•
Non-Core Operations had a decrease of $20.3 million consisting of (i) a $0.8 million increase for property mainly recognizing higher than expected claims severity in the 2021 and 2022 accident years, partially offset by decreases in the 2016, 2018 and 2020 accident years, (ii) a $10.2 million increase for general liability primarily recognizing higher than expected claims severity in accident years prior to 1990 and 2019 through 2022, partially offset by decreases in the 1995, 2013, 2014 and 2016 through 2018 accident years, and (iii) a $31.2 million decrease in reinsurance which is comprised of a $17.7 million decrease in the property lines in the 2013 through 2021 accident years; a $7.2 million decrease recognized in professional lines in the 2017 and 2019 through 2021 accident years, partially offset by increases in the 2016 and 2022 accident years; and a $6.3 million decrease in general liability mainly in the 2012 and 2019 through 2022 accident years.

During 2022, the Company decreased its prior accident year loss reserves by $8.1 million, which consisted of a $2.8 million increase related to Penn-America and a $10.9 million decrease related to Non-Core Operations.

•
Penn-America had an increase of $2.8 million consisting of (i) a $6.0 million increase in general liability mainly reflecting higher than expected claims severity in accident years prior to 1990, 1998, 2000, 2002, 2010 and 2016 through 2020 accident years, partially offset by decreases in the 2006, 2007, 2009 and 2011 through 2015 accident years and (ii) a $3.2 million decrease in property primarily recognizing lower than expected claims severity in the 2010, 2012, 2016, 2020 and 2021 accident years, partially offset by increases in the 2011, 2015 and 2018 accident years.
•
Non-Core Operations had a decrease of $10.9 million consisting of (i) a $1.4 million increase in property mainly reflecting higher than expected claims severity in the 2016 through 2018 and 2020 accident years, partially offset by decreases in the 2019 and 2021 accident years, (ii) a $2.4 million decrease in general liability primarily recognizing lower than expected claims severity in the 1992, 2001 through 2003, 2007 through 2012 and 2014 through 2017 accident years, partially offset by increases in accident years prior to 1990 and 2018 through 2021 accident years, (iii) a $2.1 million decrease in professional primarily in 2008 through 2010 and 2012 through 2015 accident years, and (iv) a $7.6 million decrease in reinsurance comprised of a $6.3 million decrease in the property lines primarily in the 2017 through 2021 accident years, partially offset by an increase in the 2016 accident year; a $3.6 million decrease recognized in professional lines in the 2016 accident year; and a $2.3 million increase in general liability mainly in the 2019 through 2021 accident years.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon Management’s best estimate in consideration of known facts, existing case law, and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2024 and 2023, gross reserves for CD claims were $25.8 million and $30.4 million, respectively, and net reserves for CD claims were $24.8 million and $28.8 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2024, 2023, and 2022 were IBNR reserves of $15.2 million, $17.3 million, and $18.9 million, respectively, and case reserves of approximately $5.5 million, $3.8 million, and $2.8 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$36,831	$37,142	$39,153
Plus: Change in incurred losses and loss adjustment expenses	179	1,419	2,658
Less: Payments	1,122	1,730	4,669
Gross reserves for A&E losses and loss adjustment expenses – end of period	$35,888	$36,831	$37,142

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$21,107	$21,647	$21,985
Plus: Change in incurred losses and loss adjustment expenses	2	(1)	1,962
Less: Payments	413	539	2,300
Net reserves for A&E losses and loss adjustment expenses – end of period	$20,696	$21,107	$21,647

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

As of December 31, 2024, 2023, and 2022, the survival ratio on a gross basis for the Company’s open A&E claims was 14.3 years, 15.1 years, and 16.9 years, respectively. As of December 31, 2024, 2023, and 2022, the survival ratio on a net basis for the Company’s open A&E claims was 19.1 years, 20.9 years, and 22.8 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts. The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2015 to 2023, is presented as required supplementary unaudited information.

Penn-America

Property and Casualty Methodologies

Penn-America’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2024. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE for most reserve categories. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2024. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Penn-America’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Penn-America – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2024
Accident Year	2022	2023	2024	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2022	$80,485	$81,232	$75,739	$2,000	3,620
2023		72,862	71,298	5,438	3,055
2024			88,354	19,693	3,269
Total			$235,391

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2022	2023	2024
	(unaudited)	(unaudited)
2022	$48,646	$71,530	$73,138
2023		50,543	64,492
2024			51,575
Total			$189,205

All outstanding liabilities for the accident years presented, net of reinsurance			$46,186
All outstanding liabilities before 2022, net of reinsurance			3,721
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$49,907

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Penn-America - Property	64.5%	24.9%	2.1%

Penn-America – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$47,299	$46,306	$47,055	$46,958	$48,462	$45,968	$45,439	$45,254	$43,764	$43,502	$822	1,787
2016		45,684	45,230	44,758	43,055	42,798	42,237	42,291	42,166	41,622	712	1,646
2017			46,050	45,970	44,720	44,078	45,071	45,581	45,212	43,503	1,380	1,656
2018				48,830	48,450	47,783	47,175	47,726	47,721	48,100	1,430	2,009
2019					59,512	59,384	61,055	63,139	69,013	72,663	3,475	2,359
2020						72,149	71,693	75,412	86,132	90,542	6,907	2,515
2021							96,705	96,268	108,042	114,164	17,096	3,162
2022								123,985	129,796	130,487	44,021	3,292
2023									122,770	123,133	75,154	2,230
2024										113,767	94,301	1,358
									Total	$821,483

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$2,903	$11,999	$20,459	$28,579	$34,932	$37,850	$39,078	$40,596	$41,655	$42,261
2016		3,478	11,130	17,314	28,601	33,734	36,472	38,597	39,466	39,924
2017			4,412	10,286	19,818	26,834	31,766	36,672	39,833	40,137
2018				3,575	11,622	17,714	27,571	34,019	41,133	44,556
2019					4,818	12,015	24,082	38,153	51,672	61,450
2020						3,795	14,672	33,882	55,914	68,866
2021							5,639	20,405	44,663	67,334
2022								10,346	29,358	55,355
2023									7,378	23,662
2024										6,571
Total										$450,116

All outstanding liabilities for the accident years presented, net of reinsurance										$371,367
All outstanding liabilities before 2015, net of reinsurance										4,737
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$376,104

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Penn-America - Casualty	6.8%	14.7%	18.5%	20.9%	14.1%	10.6%	5.6%	2.1%	1.8%	1.4%

Non-Core Operations

Property and Casualty Methodologies

Non-Core Operations’ internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2024. Actuarial methodologies, such as the Loss Development and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE. Additional actuarial methodologies were employed to develop estimates of ultimate loss & ALAE for mass tort reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2024. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Non-Core Operations includes experience for reinsurance contracts which the Company does not have direct access to claim frequency information, so claim frequency information will not be provided for Non-Core Operations as it is not available for all the experience contained within this category.

Non-Core Operations – Property

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,				As of December 31, 2024
Accident Year	2021	2022	2023	2024	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)
2021	$111,042	$108,443	$109,047	$109,567	$3,791	10,406
2022		44,668	47,558	47,765	1,816	8,755
2023			10,105	9,724	1,701	3,269
2024				179	134	175
Total				$167,235

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)
2021	$84,333	$100,865	$102,420	$104,575
2022		35,635	43,468	45,613
2023			7,802	8,008
2024				32
Total				$158,228

All outstanding liabilities for the accident years presented, net of reinsurance				$9,007
All outstanding liabilities before 2021, net of reinsurance				33,350
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance				$42,357

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2024.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4
Non-Core Operations - Property	76.4%	14.7%	2.4%	2.0%

Non-Core Operations – Casualty

(Dollars in thousands)

	Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$31,802	$33,731	$35,350	$36,534	$35,081	$32,297	$30,885	$29,905	$29,820	$29,563	$231	—
2016		33,548	33,246	32,042	29,685	30,308	30,047	26,130	29,460	29,556	778	—
2017			32,645	32,097	31,138	32,040	31,077	31,260	26,168	24,629	1,235	—
2018				29,798	30,168	31,126	34,749	35,067	34,131	35,965	2,249	—
2019					36,892	36,933	40,469	41,398	37,619	35,919	5,237	—
2020						55,088	56,041	57,890	53,765	53,651	15,306	—
2021							76,971	79,396	81,538	80,870	32,660	—
2022								109,182	114,189	118,123	66,732	—
2023									66,102	68,229	48,361	—
2024										4,272	3,550	—
Total										$480,777

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$3,979	$11,470	$17,615	$23,354	$26,144	$27,005	$28,231	$28,379	$28,445	$28,609
2016		4,164	9,782	14,495	18,196	19,383	22,005	23,539	25,791	27,355
2017			2,633	7,230	11,915	18,263	20,183	21,912	22,904	23,207
2018				2,063	6,769	13,320	19,773	23,041	25,403	31,092
2019					2,406	7,814	15,271	21,877	25,553	28,016
2020						3,346	12,074	18,816	27,235	32,237
2021							4,820	11,121	23,355	37,785
2022								4,517	14,607	33,305
2023									4,000	11,077
2024										378
Total										$253,061

All outstanding liabilities for the accident years presented, net of reinsurance										$227,716
All outstanding liabilities before 2015, net of reinsurance										28,510
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$256,226

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Non-Core Operations - Casualty	8.1%	14.9%	17.3%	18.2%	8.3%	6.4%	7.3%	3.1%	2.8%	0.6%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2024 is as follows:

Net outstanding liabilities
Penn-America – Property	$49,907
Penn-America – Casualty	376,104
Non-Core Operations – Property	42,357
Non-Core Operations – Casualty	256,226
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	724,594
Reinsurance recoverable on unpaid claims
Penn-America – Property	2,199
Penn-America – Casualty	6,835
Non-Core Operations – Property	19,264
Non-Core Operations – Casualty	32,456
Total reinsurance recoverable on unpaid claims	60,754
Other outstanding liabilities
Penn-America
Ceded Allowance	—
Unallocated claims adjustment expenses	11,534
Loss Clearing	(1,393)
Non-Core Operations
Ceded Allowance	8,992
Unallocated claims adjustment expenses	5,006
Loss Clearing	(8,169)
Other	(927)
Total other outstanding liabilities	15,043
Total gross liability for unpaid losses and loss adjustment expenses	$800,391

13.
Debt

7.875% Subordinated Notes due 2047

On April 15, 2022, the Company redeemed the entire $130.0 million in aggregate principal amount of the outstanding notes plus accrued and unpaid interest on the notes redeemed to, but not including the redemption date of April 15, 2022. In connection with the redemption, the Company wrote off deferred issuance costs of $3.5 million which was recognized as a loss on extinguishment of debt in its consolidated statements of operations for the year ended December 31, 2022.

Interest expense, including amortization of deferred issuance costs through the date of redemption, recognized on these notes was $3.0 million for the year ended December 31, 2022. The Company did not incur any interest expense related to these notes for the years ended December 31, 2024 or 2023.

In connection with the redemption of these notes, the Supplemental Indenture and the co-obligor transaction are no longer effective. Please see Note 13 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2021 Annual Report on Form 10-K for more information on the Supplemental Indenture and the co-obligor transaction.

As a result of this redemption, the Company no longer has any outstanding debt with third parties.

14.
Leases

The Company leases office space and equipment under various operating lease arrangements. The Company’s leases have remaining lease terms ranging from 22 months to 8 years. In December 2024, the Company entered into a new lease at its principal location in Bala Cynwyd, Pennsylvania through December 31, 2032. The principal changes in terms include less square footage, lower cost per square foot, and enhanced services provided by the building manager. The ROU asset and lease liability associated with the Bala Cynwyd lease were revalued as of the effective date of the lease, resulting in a $0.9 million adjustment which reduced acquisition costs and other underwriting expenses on the Company's Consolidated Statements of Operations during the year ended December 31, 2024.

There were no impairment losses related to lease ROU assets for the years ended December 31, 2024 and 2023. The Company recognized the following impairment losses related to its lease ROU assets for the year ended December 31, 2022:

(Dollars in thousands)	Consolidated Statements of Operations Line	Impairment Loss
Scottsdale, Arizona (1)	Acquisition costs and other underwriting expenses	681
Omaha, Nebraska (2)	Acquisition costs and other underwriting expenses	488
Cavan, Ireland (3)	Acquisition costs and other underwriting expenses	168
Total lease impairment		$1,337

(1) Impairment was in connection with the sale of the Company's manufactured and dwelling homes business renewal rights.

(2) Impairment was in connection with the sale of the Company's Farm, Ranch & Stable renewal rights.

(3) Terminated lease due to employees in Ireland working remotely.

See Note 2 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the sale of the renewal rights related to the Company’s Farm, Ranch & Stable business and Note 2 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2023 Annual Report on Form 10-K for more information on the sale of renewal rights related to the Company's manufactured and dwelling homes business.

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease expenses	$2,032	$2,052	$2,372
Short-term lease expenses	32	12	15
Sublease income (1)	(331)	(331)	(331)
Total lease expenses	$1,733	$1,733	$2,056

(1) In connection with the sale of the renewal rights related to the Company's manufactured and dwelling homes business in 2021, K2 is subleasing approximately one third of the Company's Scottsdale, Arizona office. The Company intends to exercise its early termination clause in the Scottsdale, Arizona lease and expects to receive $1.6 million in sublease payments between October 2021 through October 2026.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,733	$1,852	$2,056
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$158	$—	$—

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2024	2023
Assets:
Operating lease assets	Lease right of use assets	$9,295	$9,715

Liabilities:
Operating lease liabilities	Lease liabilities	$10,371	$12,733

Weighted-average remaining lease term
Operating leases		4.3 years	5.0 years

Weighted-average discount rate
Operating leases (1)		4.2%	0.8%

(1) Represents the Company’s incremental borrowing rate at the time the leases were contracted.

At December 31, 2024, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)	Operating Leases (1)	Expected Sublease Income
2025	$2,890	$388
2026	1,700	342
2027	1,216	—
2028	1,225	—
2029	1,248	—
Thereafter	3,886	—
Total future minimum lease payments	12,165	730
Less: amount representing interest	1,794	—
Present value of minimum lease payments	$10,371	$730

(1)
Includes future minimum lease payments of $2.2 million on leases that have been impaired because the property is no longer in use.

15.
Shareholders’ Equity

Distribution Restrictions

The ability of Global Indemnity Group, LLC to pay distributions is subject to applicable federal and state laws and Global Indemnity Group, LLC’s LLCA. Distributions of cash or other assets of Global Indemnity Group, LLC may be paid to Global Indemnity Group, LLC’s shareholders out of Global Indemnity Group, LLC’s assets legally available therefor only when, and if determined by the Board. Each holder of Series A Preferred Shares (as defined in the LLCA) is entitled to a “Priority Return” (as defined in the applicable Share Designation). On each Distribution Date, Global Indemnity Group, LLC shall make a distribution to each holder of the Series A Preferred Shares out of, and subject to a determination by the Board that the Company has on the applicable Distribution Date, funds legally available therefor, payable in cash only, in an amount equal to the estimated amount necessary to reduce the Unpaid Priority Return of each Series A Preferred Share immediately after such Distribution Date to zero. All such distributions shall be made pro rata in relation to each such Series A Preferred Share’s Unpaid Priority Return.

Since Global Indemnity Group, LLC is a holding company and has no direct operations, its ability to pay distributions depends, in part, on the ability of its subsidiaries to generate income to pay dividends and interest on intercompany debt and maturities. The Company's insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Global Indemnity Investments, Inc. is dependent on generating investment income in order to pay a dividend to Global Indemnity Group, LLC. See Note 21 for additional information regarding dividend limitations imposed on the Company's insurance subsidiaries.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the year ended December 31, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
September 19, 2024	September 30, 2024	October 7, 2024	4,782
December 5, 2024	December 24, 2024	December 31, 2024	4,790
Various (1)	Various	Various	18
Total			$19,116

(1)
Represents distributions declared on unvested shares, net of forfeitures

Quarterly distribution payments of $0.25 per common share were declared during the year ended December 31, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
September 28, 2023	October 9, 2023	October 16, 2023	3,385
December 7, 2023	December 22, 2023	December 29, 2023	3,385
Various (1)	Various	Various	(86)
Total			$13,469

(1)
Represents distributions declared on unvested shares, net of forfeitures

Quarterly distribution payments of $0.25 per common share were declared during the year ended December 31, 2022 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 3, 2022	March 21, 2022	March 31, 2022	$3,597
June 2, 2022	June 20, 2022	June 30, 2022	3,602
September 23, 2022	October 4, 2022	October 11, 2022	3,616
December 8, 2022	December 23, 2022	December 30, 2022	3,389
Various (1)	Various	Various	339
Total			$14,543

(1)
Represents distributions declared on unvested shares, net of forfeitures

In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during each of the years ended December 31, 2024, 2023, and 2022.

There were no accrued distributions on unvested common shares as of December 31, 2024. Accrued distributions on unvested common shares, which were included in other liabilities on the consolidated balance sheets, were $0.3 million as of December 31, 2023. Accrued preferred distributions were less than $0.1 million as of December 31, 2024 and 2023 and were also included in other liabilities on the consolidated balance sheets.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2024, 2023, and 2022, Global Indemnity purchased an aggregate of 16,527, 18,860 and 15,954, respectively, of surrendered class A common shares from its employees for $0.5 million, $0.6 million, and $0.4 million, respectively.

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors have authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. As of December 31, 2024, the Company’s remaining authorization to repurchase shares is $101.0 million. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

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

From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. 138,151 shares that were acquired were reissued in December 2022 to one of the Directors of Global Indemnity Group, LLC at an average price per share of $24.17. As a result of these transactions, book value per share increased by $1.69 per share since inception of the share repurchase program in October 2022.

Shares purchased from employees or third parties by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2024:

(Dollars in thousands, except share and per share data) Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Class A common shares:
June 1-30, 2024	16,527	(3)	$32.00	—	$101,004
Total	16,527		$32.00	—

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.

The following table provides information with respect to the class A common shares that were surrendered, repurchased, or redeemed in 2023:

(Dollars in thousands, except share and per share data) Period (1)	Total Number of Shares Purchased or Redeemed		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Class A common shares:
January 1-31, 2023	3,302	(3)	$23.31	—	$106,604
January 1-31, 2023	250,000	(4)	$25.90	250,000	$106,604
April 1-30, 2023	200,000	(4)	$28.00	200,000	$101,004
June 1-30, 2023	15,558	(3)	$33.74	—	$101,004
Total	468,860		$27.04	450,000

(1)
Based on settlement date.
(2)
Based on the $135 million share repurchase authorization.
(3)
Surrendered by employees as payment of taxes withheld on the vesting of restricted stock and/or restricted stock units.
(4)
Purchased as part of the share repurchase program which commenced in fourth quarter of 2022.

Global Indemnity Group, LLC converted 153,594 of class B common shares to class A common shares on November 14, 2022. There were no other class B common shares that were surrendered, repurchased, or redeemed in 2024 or 2023.

Each class A common share has one vote and each class B common share has ten votes.

As of December 31, 2024, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2024. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, an affiliate of Fox Paine & Company, LLC, as of December 31, 2024.

16.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of December 31, 2024. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

On August 27, 2020, Global Indemnity Group, LLC issued and sold to Wyncote LLC, an affiliate of Fox Paine & Company, LLC, 4,000 Series A Cumulative Fixed Rate Perpetual Preferred Interests at a price of $1,000 per Series A Cumulative Fixed Rate Perpetual Preferred Interest, for the aggregate purchase price of $4,000,000. While the Series A Preferred Shares are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the Series A Preferred Shares exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively. Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with any exercise of the foregoing provisions. Distributions of $0.4 million were paid to Wyncote LLC during each of the years ended December 31, 2024, 2023, and 2022.

Pursuant to the Third Amended and Restated Management Agreement, (“Management Agreement”) dated August 28, 2020, between Global Indemnity Group, LLC and Fox Paine & Company, LLC, Global Indemnity Group, LLC agrees to pay, or to cause one of its affiliates to pay, an annual service fee (“Annual Service Fee”) as compensation for Fox Paine & Company, LLC’s ongoing provision of certain financial and strategic consulting, advisory and other services to Global Indemnity Group, LLC and its affiliates, and to reimburse all direct and indirect expenses paid or incurred in connection with such services upon request, excluding expenses for travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors. The Annual Service Fee is adjusted annually to reflect the aggregate increase in the CPI-U. The current fee charged for the twelve month period beginning September 5, 2024 was $3.2 million. Should Global Indemnity Group, LLC and Fox Paine & Company, LLC agree that the Annual Service Fee will be deferred, the Annual Service Fee will become subject to an annual adjustment equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Service Fees and adjustment amounts accumulated and unpaid through such date.

Management fee expense of $3.2 million, $3.1 million, and $2.9 million was incurred during the years ended December 31, 2024, 2023, and 2022, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.2 million and $2.1 million as of December 31, 2024 and 2023, respectively.

In addition, Fox Paine & Company, LLC may also propose and negotiate transaction fees with the Company subject to the provisions of the Company’s related party transaction and conflict matter policies, including approval of Global Indemnity Group, LLC’s Conflicts Committee of the Board of Directors, for those services from time to time. Each of the Company’s transactions with Fox Paine & Company, LLC are reviewed and approved by Global Indemnity Group, LLC’s Conflicts Committee, which is composed of Disinterested Directors (as defined in the LLCA), and upon the recommendation of the Conflicts Committee, the Board of Directors (Saul A. Fox, Chairman of the Board of Directors of Global Indemnity Group, LLC and Chief Executive of Fox Paine & Company, LLC, is not a member of the Conflicts Committee and recused himself from deliberations related to fees paid to Fox Paine & Company, LLC or its affiliates).

Please see Note 26 for information on the approval of an advisory fee for services provided by Fox Paine & Company, LLC related to the internal reorganization.

Greenberg Traurig, LLP’s

The Company incurred $0.2 million for legal services rendered by Greenberg Traurig, LLP during the year ended December 31, 2024. Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023.

Effective January 17, 2025, Fred Karlinsky was appointed to the Audit Committee, and as a result, the Company is precluded from obtaining legal services from Greenberg Traurig, LLP.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2024, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2022	600,000	93,333	693,333	33.23
Options issued	200,000	—	200,000	20.77
Options forfeited	—	(46,666)	(46,666)	28.70
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2022	800,000	46,667	846,667	30.54
Options issued	—	—	—	—
Options forfeited	(600,000)	(46,667)	(646,667)	33.56
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2023	200,000	—	200,000	20.77
Options issued	550,000	—	550,000	30.73
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2024 (1)	750,000	—	750,000	$28.07
Options exercisable at December 31, 2024	400,000	—	400,000	$26.39

(1)
Of the options outstanding, 350,000 time-based stock options were granted with a weighted average exercise price per share of $30.00. These options will vest one-third on each of March 6, 2025, March 6, 2026, and March 6, 2027. The remaining 400,000 time-based options represent stock options granted to the Company's Chief Executive Officer. See note below under Chief Executive Officer for additional information.

The Company recorded $1.6 million, $0.2 million, and $0.3 million of compensation expense for stock options under the Plan during the years ended December 31, 2024, 2023, and 2022, respectively.

The Company did not receive any proceeds from the exercise of options during 2024, 2023, or 2022 under the Plan.

Compensation expense related to options outstanding under the Plan as of December 31, 2024 is anticipated to be $0.7 million, $0.7 million, and $0.1 million in 2025, 2026, and 2027, respectively.

Option intrinsic values, which are the differences between the fair value of $36.00 at December 31, 2024 and the weighted average strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	750,000	28.07	$5.9 Million
Exercisable	400,000	26.39	$3.8 Million
Exercised (1)	—	—	—

(1)
The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The weighted average fair value of options granted under the Plan was $5.72 in 2024 and $2.98 in 2022 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2024	2022
Dividend yield	2.9%	2.0%
Expected volatility	28.88%	22.56%
Risk-free interest rate	4.32%	4.49%
Expected option life	3.0 years	2.0 years

There were no options granted under the Plan in 2023.

The following tables summarize the range of exercise prices of options outstanding at December 31, 2024, 2023, and 2022:

Ranges of Exercise Prices	Outstanding at December 31, 2024	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	4.8 years
$30.00 - $34.99	550,000	$30.73	4.8 years
Total	750,000

Ranges of Exercise Prices	Outstanding at December 31, 2023	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	5.8 years
Total	200,000

Ranges of Exercise Prices	Outstanding at December 31, 2022	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$15.00 - $19.99	300,000	$17.87	0.0 years
$20.00 - $24.99	200,000	$20.77	6.8 years
$25.00 - $39.99	46,667	$28.70	8.1 years
$50.00 - $59.99	300,000	$50.00	5.0 years
Total	846,667

Restricted Shares / Restricted Stock Units

The Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors. The Company recognized compensation expense for restricted shares of $3.0 million, $2.7 million, and $2.0 million for 2024, 2023, and 2022, respectively. There is no unrecognized compensation expense for the non-vested restricted shares at December 31, 2024. The Company recognized compensation expense for restricted stock units of $0.2 million, $0.5 million, and $1.5 million for 2024, 2023 and 2022, respectively. There is no unrecognized compensation expense for the non-vested restricted stock units at December 31, 2024.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2021	1,171,576	830,800	2,002,376
2022	—	97,260	97,260
2023	—	91,088	91,088
2024	—	94,503	94,503
	1,171,576	1,113,651	2,285,227

The following table summarizes the non-vested restricted shares activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares	Weighted Average Price Per Share
Non-vested Restricted Shares at January 1, 2022	14,639	36.23
Shares issued	97,260	25.08
Shares vested	(100,975)	25.49
Shares forfeited	(10,924)	36.23
Non-vested Restricted Shares at December 31, 2022	—	—
Shares issued	91,088	29.83
Shares vested	(91,088)	29.83
Shares forfeited	—	—
Non-vested Restricted Shares at December 31, 2023	—	—
Shares issued	94,503	31.64
Shares vested	(94,503)	31.64
Shares forfeited	—	—
Non-vested Restricted Shares at December 31, 2024	—	$—

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan through 2020:

Restricted Stock Unit Awards
Employees	336,736
Directors	41,667
378,403

No additional restricted stock units have been granted since 2020.

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2022	227,356	$30.33
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(47,633)	30.35
Restricted Stock Units forfeited	(51,885)	29.82
Non-vested Restricted Stock Units at December 31, 2022	127,838	$30.53
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(61,652)	30.43
Restricted Stock Units forfeited	(14,893)	30.18
Non-vested Restricted Stock Units at December 31, 2023	51,293	$30.75
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(51,293)	30.75
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2024	—	$—

Upon vesting, the restricted stock units are converted to restricted class A common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2024, 2023, and 2022, the Company granted 94,503, 91,088, and 97,260 class A common shares, respectively, at a weighted average grant date value of $31.64, $29.83, and $25.08 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested on January 13, 2023. All other shares granted to non-employee directors of the Company are fully vested but subject to certain restrictions.

There were no restricted class A common shares or restricted stock units granted to key employees during the years ended December 31, 2024, 2023, or 2022.

Book Value Appreciation Rights (“BVAR”)

In 2021, the Company granted 2.9 million Penn-Patriot BVARs which entitled the holder to a payment based on the value of the pre-BVAR appreciation in Penn-Patriot Insurance Company’s book value. These BVARs were forfeited in 2022. Compensation expense in 2022 was reduced by $2.3 million due to these forfeitures.

Book Value Rights ("BVR")

Book Value Rights are awards issued to employees and are indexed to Belmont Holdings GX, Inc.'s equity. The BVRs are paid in cash. The Company does have the ability to issue Global Indemnity Group, LLC's class A common shares in lieu of cash. Vesting of the BVRs are subject to the employee's continuous service with the Company and remaining in good standing through the vesting date.

In 2024, the Company granted 114,146 Book Value Rights. Of these BVR, 14,063 BVR were forfeited. 10,834 BVR will vest on January 23, 2027, 58,854 BVR will vest 50% on March 6, 2026 and 50% on March 6, 2027 and the remaining 30,395 BVR will vest 50% on June 10, 2026 and 50% on June 10, 2027.

In 2023, the Company granted 177,045 Book Value Rights. Of these BVR, 39,545 BVR were forfeited. The remaining 137,500 BVR will vest 50% on March 3, 2025 and 50% on March 3, 2026.

In 2022, the Company granted 179,096 Book Value Rights. Of these BVR, 5,163 and 7,335 of the BVR vested in 2024 and 2023, respectively, and 81,876 BVR were forfeited. The remaining 84,722 BVR will vest as follows:

•
74,294 of the book value rights will vest in 2025.
•
Subject to Board approval, 10,428 of the book value rights will vest 100%, no later than March 15, 2026, following a re-measurement of 2022 results as of December 31, 2025.

There are no unvested BVR related to years prior to 2022.

The Company recorded $1.9 million, $0.6 million, and $0.8 million in compensation expense during the years ended December 31, 2024, 2023, and 2022, respectively, and had $2.6 million and $1.3 million accrued as of December 31, 2024, and 2023, respectively, related to the book value rights.

Chief Executive Officer

Effective October 21, 2022, Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as its Chief Executive Officer ("CEO"). The CEO Agreement provided for a grant of 200,000 stock options to acquire the Company's class A common shares with an exercise price equal to the closing price of the Company’s class A common shares on the date of the grant. The options vested in four equal tranches as follows: 25% on each of November 1, 2022, February 1, 2023, May 1, 2023 and August 1, 2023 and are exercisable within 7 years of the grant. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2018 Share Incentive Plan and written option agreement.

The Company entered into a new Chief Executive Officer Agreement ("2024 CEO Agreement") with Joseph W. Brown on January 18, 2024. The 2024 CEO agreement provides for a grant of 200,000 stock options to acquire the Company's class A common shares with an exercise price equal to the closing price of the Company's class A common shares on the date of the grant. The options vested in four equal tranches as follows: 25% on each of the first business day of each quarter in 2024 and are exercisable within 7 years of the grant. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2023 Share Incentive Plan and written option agreement.

The 2024 CEO Agreement further provides that on the first business day of each year, beginning in 2025 through 2028, if Mr. Brown is employed by the Company, he shall be granted 50,000 stock options to acquire the Company's class A common shares with an exercise price equal to the closing price of the Company's class A common shares on the date of the grant. The options, if granted, will vest on December 31, 2028 (subject to Mr. Brown remaining employed with the Company or serving on the Company's Board of Directors through the vesting date), and to the extent vested, are exercisable within 7 years of the grant notwithstanding any earlier termination of employment. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2023 Share Incentive Plan and written option agreement.

19.
401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.6 million, $1.6 million, and $2.0 million for the three years ended December 31, 2024, 2023, and 2022, respectively.

20.
Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net income (loss)	$43,241	$25,429	$(850)
Less: preferred stock distributions	440	440	440
Net income (loss) available to common shareholders	$42,801	$24,989	$(1,290)

Denominator:
Weighted average shares for basic earnings per share	13,635,582	13,553,168	14,482,164
Non-vested restricted stock units	—	49,616	—
Options	70,133	63,624	—
Weighted average shares for diluted earnings per share (1)	13,705,715	13,666,408	14,482,164

Net income (loss) per share available to common shareholders
Basic	$3.14	$1.84	$(0.09)
Diluted	$3.12	$1.83	$(0.09)

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

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2024 and 2022 does not include 550,000 and 346,667 options, respectively, which were deemed to be anti-dilutive. The year ended December 31, 2023 did not have any options that were deemed to be anti-dilutive.

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
•
Under SAP, prepaid expenses and premium receivables over 90 days old are designated as "non-admitted assets" and are charged against surplus. Premium receivables, net of allowance for expected credit losses, and prepaid expenses are recorded as assets under GAAP.
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
•
Under SAP, a provision for reinsurance is charged to surplus based on the authorized status of reinsurers, available collateral, and certain aging criteria, whereas under GAAP, an allowance for uncollectible reinsurance is established based on Management’s best estimate of the collectability of reinsurance receivables. For statutory purposes, the Company uses a hybrid approach and will record the higher of these two methodologies.
•
Under SAP, the tax impact from the change in the federal tax rate as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 is recorded through surplus, whereas under GAAP, the tax impact is recorded in the Consolidated Statements of Operations.

The National Association of Insurance Commissioners (“NAIC”) issues model laws and regulations, many of which have been adopted by state insurance regulators, relating to: (a) risk-based capital ("RBC") standards; (b) codification of insurance accounting principles; (c) investment restrictions; and (d) restrictions on the ability of insurance companies to pay dividends.

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. In 2024, Penn-Patriot Insurance Company declared a dividend in the amount of $40.0 million which will be paid in the first quarter of 2025. In addition, Penn-Patriot Insurance Company's, Penn-America Insurance Company's, and United National Insurance Company's distribution of their investment in subsidiaries at its underlying statutory value was considered an extraordinary dividend. These distributions improve the Company’s ability to manage capital and liquidity within the holding company structure Belmont Holdings GX, Inc. and increased the aggregate capital at the Global Indemnity Group Pool. The following extraordinary dividends were declared at December 31, 2024:

(Dollars in thousands)
Company	Property Distributed	Statutory Value at December 31, 2024
Penn-Patriot Insurance Company	Stock of American Insurance Services, Inc.	351,923
Penn-America Insurance Company	Stock of Penn-Star Insurance Company	108,955
United National Insurance Company	Stock of Diamond State Insurance Company and Penn Independent Corporation	129,599

As a result of these extraordinary dividends which occurred in December 2024, Penn-Patriot Insurance Company, Penn-America Insurance Company, and United National Insurance Company will require approval from their respective state insurance departments for any dividends in 2025. Applying the current regulatory restrictions as of December 31, 2024, the maximum amount of distributions that could be paid in 2025 by Diamond State Insurance Company and Penn-Star Insurance Company under applicable laws and regulations without regulatory approval is approximately $11.0 million and $13.8 million, respectively.

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

Based on the standards currently adopted, the Company reported in its 2024 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Statutory capital and surplus, as of end of period	$498,531	$402,838	$367,275
Statutory net income	65,865	60,976	23,044

22.
Segment Information

The Company manages its products through two segments: Penn-America and Non-Core Operations.

•
Penn-America offers specialty property and casualty products designed for its Wholesale Commercial, Specialty Products, InsurTech, and Assumed Reinsurance product offerings. These product lines are offered in the excess and surplus lines marketplace.
•
Non-Core Operations represents lines of business that have been de-emphasized or are no longer being written. The two key activities of Non-Core Operations are managing transition service agreements related to the sales of the Company’s renewal rights and handling claims activity and loss reserves on de-emphasized and terminated business.

The Company analyzes the operating performance of each segment using the segment’s income (loss). Segment income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s Chief Operating Decision Maker (“CODM”), the CEO, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below.

Both segments follow the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4.

Segment results for 2022 have been revised to reflect changes in the Company's reportable segments that occurred in 2023 resulting from the Company's restructuring initiative. Please see Note 3 for additional information on the restructuring.

The following are tabulations of business segment information for the years ended December 31, 2024, 2023, and 2022. Corporate information is included to reconcile segment data to the consolidated financial statements.

2024: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$399,976	$(10,218)	$389,758
Net written premiums	$389,582	$(10,392)	$379,190
Net earned premiums	$369,806	$7,186	$376,992
Other income	1,336	29	1,365
Total segment revenues	371,142	7,215	378,357
Reconciliation of revenue
Net investment income			62,375
Net realized investment gains			455
Total consolidated revenues			$441,187

Less: (1)
Net losses and loss adjustment expenses	210,293	2,897	213,190
Net commission expenses	86,863	2,712	89,575
Other underwriting expenses (2)	54,270	3,500	57,770
Income (loss) from segments	$19,716	$(1,894)	$17,822

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income			62,375
Net realized investment gains			455
Corporate and other operating expenses			(25,696)
Income before income taxes			54,956
Income tax expense			(11,715)
Net income			$43,241

Segment assets	$986,492	$481,045	$1,467,537
Corporate assets			263,716
Total assets			$1,731,253

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

2023: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$369,660	$46,737	$416,397
Net written premiums	$356,796	$42,523	$399,319
Net earned premiums	$354,518	$118,839	$473,357
Other income	1,257	178	1,435
Total segment revenues	355,775	119,017	474,792
Reconciliation of revenue
Net investment income			55,444
Net realized investment losses			(2,107)
Total consolidated revenues			$528,129

Less: (1)
Net losses and loss adjustment expenses	233,239	55,914	289,153
Net commission expenses	81,691	36,580	118,271
Other underwriting expenses (2)	52,464	11,882	64,346
Income (loss) from segments	$(11,619)	$14,641	3,022

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income			55,444
Net realized investment losses			(2,107)
Corporate and other operating expenses			(23,383)
Income before income taxes			32,976
Income tax expense			(7,547)
Net income			$25,429

Segment assets	$982,083	$603,433	$1,585,516
Corporate assets			144,060
Total assets			$1,729,576

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

2022: (Dollars in thousands)	Penn- America	Non-Core Operations	Total
Revenues:
Gross written premiums	$387,967	$339,636	$727,603
Net written premiums	$370,306	$221,025	$591,331
Net earned premiums	$359,597	$242,874	$602,471
Other income	1,029	433	1,462
Total segment revenues	360,626	243,307	603,933
Reconciliation of revenue
Net investment income			27,627
Net realized investment losses			(32,929)
Other income			29,903
Total consolidated revenues			$628,534

Less: (1)
Net losses and loss adjustment expenses	214,854	144,374	359,228
Net commission expenses	84,081	64,643	148,724
Other underwriting expenses (2)	51,064	36,593	87,657
Income (loss) from segments	$10,627	$(2,303)	$8,324

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income			27,627
Net realized investment losses			(32,929)
Other income			29,903
Corporate and other operating expenses			(24,421)
Interest expense			(3,004)
Loss on extinguishment of debt			(3,529)
Income before income taxes			1,971
Income tax expense			(2,821)
Net loss			$(850)

Segment assets	$937,919	$824,256	$1,762,175
Corporate assets			38,600
Total assets			$1,800,775

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

23.
Supplemental Cash Flow Information

Taxes and Interest Paid

The Company paid the following net federal income taxes and interest:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Federal income taxes paid	$2,794	$613	$426
Interest paid	17	—	5,125

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

The Company received $5.5 million during the year ended December 31, 2022. Of this amount, $5.3 million was recorded as a reduction to compensation cost, which is a component of corporate and other operating expenses, and $0.2 million was recorded as interest income on the Company’s consolidated statements of operations during the year ended December 31, 2022. The Company did not receive any amounts during the years ended December 31, 2024 and 2023.

25.
New Accounting Pronouncements

Accounting Standard Adopted in 2024

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance and deciding how to allocate resources. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. The Company adopted this guidance in its 2024 Annual Report on Form 10-K. Since the new guidance only requires additional disclosures, the adoption of this new accounting guidance did not have an impact on the Company's financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the effect the updated guidance will have on the Company’s financial statement disclosures.

26.
Subsequent Events

Related Party Advisory Fee

Fox Paine & Company, LLC conceived, designed, and directed the Company's successful completion of an extensive reorganization of its business. This reorganization is a significant milestone, positioning the Company for enhanced operational efficiency and growth by:

•
Enhancing Penn-America’s business divisions: Wholesale Commercial, Vacant Express, Collectibles and Specialty Products by creating separate and distinct businesses for each division to improve branding, attract talent and expand relationships with our distribution partners.
•
Establishing separate businesses for technology, Kaleidoscope Insurance Technologies, Inc., and claims services, Liberty Insurance Adjustment Agency, Inc, that will continue to support Penn-America and create the foundation to offer products and services to other insurance industry participants.
•
De-stacking the insurance companies resulting in an increased consolidated surplus of the insurance companies and allowing for more efficient management of capital and liquidity.

In accordance with the Management Agreement, Fox Paine & Company, LLC may propose and negotiate advisory fees for such services with the Company, subject to the provisions of the Company’s related party transaction policies. On March 6, 2025, upon the recommendation of the Conflicts Committee of the Board of Directors, Global Indemnity Group, LLC’s Board of Directors (other than Joseph Brown, Chief Executive Officer of Global Indemnity Group, LLC, who recused himself due to his inherent conflict of interest in approving a compensation matter for Fox Paine) approved the issuance of 550,000 class A common shares designated as class A-2 common shares, as described below, with a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash for services performed in connection with the Company’s internal corporate reorganization. Of the grant date fair value of the class A common shares designated as class A-2 common shares, $2.7 million will be recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon a Change of Control Transaction.

Class A common shares designated as class A-2 common shares issuance

On March 6, 2025, Global Indemnity Group, LLC issued 550,000 class A common shares designated as class A-2 common shares to Fox Paine & Company, LLC. These shares represent an interest in the profits of the Company in excess of a threshold amount of $475.3 million which is equal to the product of (i) the volume weighted average closing sale price of a class A common share on the New York Stock Exchange for the 30 consecutive calendar days ending on and including the grant date of March 6, 2025, which is equal to $34.67 per share, multiplied by (ii) the total number of outstanding class A and class B common shares of 13,708,199, subject to adjustment as set forth in the class A common shares designated as class A-2 common shares grant agreement. These shares are fully vested and non-forfeitable. The class A common shares designated as class A-2 common shares have the same voting rights as the class A common shares and are entitled to ordinary cash dividends or other regular distributions in the same manner as both the class A and class B common shares. Other than distributions made in connection with a Change of Control Transaction, the class A common shares designated as class A-2 common shares are also entitled to receive any special dividends or distributions that may be declared by the Board in the same manner as the class A and class B common shares provided the distribution relates solely to Company profits accrued since the grant date and does not result in the reduction of the threshold amount. Unless otherwise determined by the Board and the Conflicts Committee of the Board of Directors, the class A common shares designated as class A-2 common shares may not be assigned, sold, pledged, hypothecated, transferred, or disposed of in any manner until the occurrence of a Change of Control Transaction. Upon a Change of Control Transaction, the holders of shares, including the class A common shares designated as class A-2 common shares shall be entitled to receive distributions, if any, from the proceeds of the sale of the Company or the Company’s assets in the following order:

1)
first, holders of Series A Cumulative Fixed Rate Perpetual Preferred Shares receive the sum of the Unpaid Priority Return and the Unreturned Liquidation Preference (each as defined in the Series A Preferred Shares Designation) with respect to their Series A Cumulative Fixed Rate Perpetual Preferred Shares;
2)
second, holders of class A and class B common shares (other than the class A common shares designated as class A-2 common shares) receive distributions equal to the Threshold Amount less the total amount of any special distributions or special dividends paid by the Company to holders of class A and class B common shares (other than the class A common shares designated as class A-2 common shares) following the grant date that relate solely to the capital (not profits) of the Company (which amount shall be determined by the Board);
3)
third, the holders of class A common shares designated as class A-2 common shares receive 100% of distributions until the amount received per class A common shares designated as a class A-2 common shares is “caught up” to the amount received under step (2) by each class A common share; and
4)
fourth, the class A common shares designated as class A-2 common shares participate in distributions of profits, pro-rata with other common shareholders (otherwise in accordance with the LLCA).

Amendment of the Limited Liability Company Agreement

Effective January 16, 2025, the Company amended and restated its Second Amended and Restated Limited Liability Company Agreement (such amended and restated agreement, the Third Amended and Restated Limited Liability Company Agreement (“LLCA”). The LLCA incorporates certain amendments, including, the authorization of 5,000,000 class A common shares that the Board may designate as class A-2 common shares pursuant to a grant agreement, as well as establishing the rights of the class A common shares designated as class A-2 common shares.

In addition, pursuant to the Third LLCA, certain changes were made to the Board. Specifically, the Designated Directors (as defined in the Third LLCA) will be appointed for one-year calendar terms running from January 1 to December 31. Any Designated Directors appointed to fill a vacancy will serve for the remainder of the calendar year term. Further, a nonvoting, “Ex-Officio Director” role was added for the Chief Executive Officer (the “CEO”). The CEO will automatically become the Ex-Officio Director, but the Board has authority to determine that the CEO will not fill this role (for a specified time, or indefinitely), and in that case the CEO will be eligible for appointment or election as a voting director. Mr. Brown, the Company’s CEO, remains a voting director.

Distribution

On March 6, 2025, the Board of Directors approved a dividend rate of $0.35 per common share payable on March 28, 2025 to all shareholders of record as of the close of business on March 21, 2025.

California Wildfires

The Company expects pretax net catastrophe losses of approximately $15.6 million from the California wildfires for the first quarter of 2025.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 122.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control Over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 11, 2025

Item 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended December 31, 2024.

Class A common shares designated as class A-2 common shares issuance to Fox Paine & Company, LLC

On March 6, 2025, Global Indemnity Group, LLC issued 550,000 class A common shares designated as class A-2 common shares to Fox Paine & Company, LLC. These shares represent an interest in the profits of the Company in excess of a threshold amount of $475.3 million which is equal to the product of (i) the volume weighted average closing sale price of a class A common share on the New York Stock Exchange for the 30 consecutive calendar days ending on and including the grant date of March 6, 2025, which is equal to $34.67 per share, multiplied by (ii) the total number of outstanding class A and class B common shares of 13,708,199, subject to adjustment as set forth in the class A common shares designated as class A-2 common shares grant agreement. These shares are fully vested and non-forfeitable. The class A common shares designated as class A-2 common shares have the same voting rights as the class A common shares and are entitled to ordinary cash dividends or other regular distributions in the same manner as both the class A and class B common shares. Other than distributions made in connection with a Change of Control Transaction, the class A common shares designated as class A-2 common shares are also entitled to receive any special dividends or distributions that may be declared by the Board in the same manner as the class A and class B common shares provided the distribution relates solely to Company profits accrued since the grant date and does not result in the reduction of the threshold amount. Unless otherwise determined by the Board and the Conflicts Committee of the Board of Directors, the class A common shares designated as class A-2 common shares may not be assigned, sold, pledged, hypothecated, transferred, or disposed of in any manner until the occurrence of a Change of Control Transaction. Upon a Change of Control Transaction, the holders of shares, including the class A common shares designated as class A-2 common shares shall be entitled to receive distributions, if any, from the proceeds of the sale of the Company or the Company’s assets in the following order:

1)
first, holders of Series A Cumulative Fixed Rate Perpetual Preferred Shares receive the sum of the Unpaid Priority Return and the Unreturned Liquidation Preference (each as defined in the Series A Preferred Shares Designation) with respect to their Series A Cumulative Fixed Rate Perpetual Preferred Shares;
2)
second, holders of class A and class B common shares (other than the class A common shares designated as class A-2 common shares) receive distributions equal to the Threshold Amount less the total amount of any special distributions or special dividends paid by the Company to holders of class A and class B common shares (other than the class A common shares designated as class A-2 common shares) following the grant date that relate solely to the capital (not profits) of the Company (which amount shall be determined by the Board);
3)
third, the holders of class A common shares designated as class A-2 common shares receive 100% of distributions until the amount received per class A common shares designated as a class A-2 common shares is “caught up” to the amount received under step (2) by each class A common share; and
4)
fourth, the class A common shares designated as class A-2 common shares participate in distributions of profits, pro-rata with other common shareholders (otherwise in accordance with the LLCA).

The foregoing description of the class A common shares designated as class A-2 common shares is qualified in its entirety by reference to the class A common shares designated as class A-2 common shares grant agreement attached hereto as Exhibit 10.27 and is incorporated by reference herein.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item can be found in the “Proposal One: Election of Director”, “Executive Officers” and “Corporate Governance Guidelines and Code of Business Conduct and Ethics” sections of the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (“2025 Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all of the directors, officers and employees of Global Indemnity and its subsidiaries. A copy of the Company's Corporate Governance Guidelines and Code of Business Conduct and Ethics is available on the Company's website at www.gbli.com. Within the time period specified, and to the extent required, by the SEC and the NYSE Listed Company Manual, the Company will post on its website any amendment to its Corporate Governance Guidelines and Code of Business Conduct and Ethics and any waiver applicable to its executive officers, including the Company's principal executive officer, principal financial officer and principal accounting officer, or its Board.

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities by the Company’s directors, officer and employees, as well as by the Company itself. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item can be found in the “Compensation Discussion and Analysis”, “Committee Activities and Compensation Paid to Named Executive Officers With Respect to 2024”, “Compensation Committee Report” and “Executive Compensation Tables, Employment Agreements, Chief Executive Officer Pay Ratio and Pay versus Performance” sections of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item can be found in the “Principal Shareholders and Security Ownership of Management” section of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item can be found in the “Related Party Transactions” section of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item can be found in the “Proposal Two: Ratification of the Appointment of Global Indemnity Group, LLC’s Independent Registered Public Accounting Firm” section of the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

The following documents are filed as part of this report:

(a)(1) The Financial Statements listed in the accompanying index on page 66 are filed as part of this report.

(a)(2) The Financial Statement Schedules listed in the accompanying index on page 66 are filed as part of this report.

Exhibit No.	Description

3.1	Share Designation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

3.2

Third Amended and Restated LLC Agreement of Global Indemnity Group, LLC (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated January 16, 2025 (File no. 001-34809)).

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

10.22

Chief Executive Officer Agreement with Joseph W. Brown dated January 18, 2024 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34809)).

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

10.26*

Executive Employment Agreement with Brian J. Riley dated October 14, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-34809)).

10.27+	Class A-2 Common Share Grant Agreement, dated as of March 6, 2025, between Global Indemnity Group, LLC and Fox Paine & Company, LLC.

19.1+	Global Indemnity Group, LLC Insider Trading Policy.

21.1+	List of Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34809)).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ Joseph W. Brown
Name:	Joseph W. Brown
Title:	Chief Executive Officer
Date:	March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 11, 2025.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman
Saul A. Fox

/s/ Joseph W. Brown	Chief Executive Officer and Director (Principal Executive Officer)
Joseph W. Brown

/s/ Brian J. Riley	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Riley

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Fred E. Karlinsky	Director
Fred E. Karlinsky

/s/ Bruce R. Lederman	Director
Bruce R. Lederman

/s/ Thomas M. McGeehan	Director
Thomas M. McGeehan

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2024
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$875,273	$875,246	$875,246
States, municipalities, and political subdivisions	17,125	16,335	16,335
Mortgage-backed and asset-backed securities	267,391	259,915	259,915
Public utilities	10,090	9,759	9,759
All other corporate bonds	224,760	220,653	220,653
Total fixed maturities	1,394,639	1,381,908	1,381,908
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	12,284	12,284	12,284
Total equity securities	12,284	12,284	12,284
Other long-term investments	29,413	29,413	29,413
Total investments	$1,436,336	$1,423,605	$1,423,605

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

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2024	December 31, 2023
Fixed maturities	$66,824	$70,464
Equity securities, at fair value	483	436
Other invested assets	17,903	26,016
Total investments	85,210	96,916
Cash and cash equivalents	110	40
Intercompany note receivable (1)	69,400	69,400
Interest receivable – affiliates	633	1,501
Equity in unconsolidated subsidiaries (1)	576,394	482,653
Other assets	388	997
Total assets	$732,135	$651,507
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (1)	$42,919	$2,411
Other liabilities	67	343
Total liabilities	42,986	2,754
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,202,355 and 11,042,670, respectively; class A common shares outstanding: 9,914,587 and 9,771,429, respectively; class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	459,578	454,791
Accumulated other comprehensive income (loss), net of tax	(10,410)	(22,863)
Retained earnings	268,673	244,988
Class A common shares in treasury, at cost: 1,287,768 and 1,271,241 shares, respectively	(32,692)	(32,163)
Total shareholders' equity	689,149	648,753
Total liabilities and shareholders’ equity	$732,135	$651,507

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$4,067	$6,141	$(1,980)
Intercompany interest income (1)	880	874	627
Net realized investment gains (losses)	14	(416)	(4,620)
Total revenues	4,961	6,599	(5,973)
Expenses:
Intercompany interest expense (1)	—	—	2
Interest expense	—	—	41
Corporate and other operating expenses	1,015	601	723
Loss on extinguishment of debt	—	—	3,529
Income (loss) before equity in earnings of unconsolidated subsidiaries	3,946	5,998	(10,268)
Equity in earnings of unconsolidated subsidiaries (1)	39,295	19,431	9,418
Net income (loss)	43,241	25,429	(850)
Other comprehensive income (loss), net of tax:
Unrealized holdings gain (losses) arising during the period	973	1,287	(8,274)
Equity in other comprehensive income (loss) of unconsolidated subsidiaries (1)	11,446	18,703	(45,764)
Recognition of previously unrealized holding losses	34	205	4,576
Other comprehensive income (loss), net of tax	12,453	20,195	(49,462)
Comprehensive income (loss), net of tax	$55,694	$45,624	$(50,312)

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$7,124	$4,388	$7,720
Cash flows from investing activities:
Proceeds from sale of fixed maturities	709	17,226	70,151
Proceeds from sale of equity securities	—	1,158	76,466
Proceeds from maturity of fixed maturities	91,213	240	438
Proceeds from other invested assets	8,113	—	58,577
Purchases of fixed maturities	(86,731)	(271)	(105,025)
Purchases of equity securities	—	(111)	(939)
Net cash provided by investing activities	13,304	18,242	99,668
Cash flows from financing activities:
Distributions paid to common shareholders	(19,389)	(14,248)	(14,366)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Issuance of note receivable to affiliates	—	—	(69,400)
Repayment of note payable to affiliates	—	—	(2,800)
Purchase of class A common shares	(529)	(12,677)	(22,335)
Issuance of class A common shares	—	—	3,339
Net cash used in financing activities	(20,358)	(27,365)	(106,002)
Net change in cash and equivalents	70	(4,735)	1,386
Cash and cash equivalents at beginning of period	40	4,775	3,389
Cash and cash equivalents at end of period	$110	$40	$4,775

Supplemental Non-Cash Disclosure:

In connection with the internal reorganization in December 2024, Global Indemnity Group, LLC entered into the following non-cash transactions in 2024:

•
Global Indemnity Group, LLC transferred all of the issued and outstanding common shares of Penn-Patriot Insurance Company with a value of $498 million to Belmont Holdings GX, Inc. for 750 common shares of Belmont Holdings GX, Inc.
•
Global Indemnity Group, LLC’s capital contribution of $43 million to Penn-America Underwriters, LLC effective on December 31, 2024 was settled in February of 2025.

All of these transactions are eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2024:
Penn-America	$40,091	$445,186	$180,310	$—
Non-Core Operations	1,045	355,205	3,101	—
At December 31, 2023:
Penn-America	$34,908	$408,720	$161,135	$—
Non-Core Operations	7,537	441,879	21,717	—
At December 31, 2022:
Penn-America	$34,290	$366,133	$159,554	$—
Non-Core Operations	30,604	466,271	109,799	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2024:
Penn-America	$369,806	$210,293	$84,691	$389,582
Non-Core Operations	7,186	2,897	2,944	(10,392)
Total	$376,992	$213,190	$87,635	$379,190
For the year ended December 31, 2023:
Penn-America	$354,518	$233,239	$80,226	$356,796
Non-Core Operations	118,839	55,914	40,657	42,523
Total	$473,357	$289,153	$120,883	$399,319
For the year ended December 31, 2022:
Penn-America	$359,597	$214,854	$81,638	$370,306
Non-Core Operations	242,874	144,374	69,308	221,025
Total	$602,471	$359,228	$150,946	$591,331

Unallocated Corporate Items	Net Investment Income	Corporate and Other Operating Expenses
For the year ended December 31, 2024:	$62,375	$25,696
For the year ended December 31, 2023:	55,444	23,383
For the year ended December 31, 2022:	27,627	24,421

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2024:
Property & Liability Insurance	$354,747	$12,206	$34,451	$376,992	9.1%
For the year ended December 31, 2023:
Property & Liability Insurance	$376,288	$29,542	$126,611	$473,357	26.7%
For the year ended December 31, 2022:
Property & Liability Insurance	$589,131	$122,556	$135,896	$602,471	22.6%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2024:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$4,796	$(1,266)	$—	$—	$3,530
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2023:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,322	$1,474	$—	$—	$4,796
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2022:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$2,996	$326	$—	$—	$3,322
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2024	$41,136	$800,391	$—	$183,411
As of December 31, 2023	42,445	850,599	—	182,852
As of December 31, 2022	64,894	832,404	—	269,353

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2024:	$376,992	$62,375	$213,118	$72	$87,635	$251,323	$379,190
For the year ended December 31, 2023:	473,357	55,444	279,609	9,544	120,883	270,766	399,319
For the year ended December 31, 2022:	602,471	27,627	367,298	(8,070)	150,946	265,306	591,331

Note: All of the Company's insurance subsidiaries are 100% owned and consolidated.