Form 10-Q
period 2025-03-31
Global Indemnity Group, LLC
filed 2025-05-07
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 7, 2025, the registrant had outstanding 10,481,076 class A common shares (including 550,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,323,666 and $1,394,639; net of allowance for expected credit losses of $0 at March 31, 2025 and December 31, 2024)	$1,315,399	$1,381,908
Equity securities, at fair value	12,408	12,284
Other invested assets	23,915	29,413
Total investments	1,351,722	1,423,605

Cash and cash equivalents	81,146	17,009
Premium receivables, net of allowance for expected credit losses of $3,475 at March 31, 2025 and $3,530 at December 31, 2024	67,844	75,088
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at March 31, 2025 and December 31, 2024	69,542	66,855
Funds held by ceding insurers	24,920	30,026
Deferred income taxes	22,899	22,459
Deferred acquisition costs	41,689	41,136
Intangible assets	14,015	14,103
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,436	3,320
Receivable for securities	—	52
Income tax receivable	605	825
Lease right of use assets	9,102	9,295
Other assets	21,866	22,660
Total assets	$1,713,606	$1,731,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$794,848	$800,391
Unearned premiums	186,076	183,411
Reinsurance balances payable	2,786	8,181
Payable for securities purchased	1,098	—
Contingent commissions	3,386	6,826
Lease liabilities	9,860	10,371
Other liabilities	28,501	32,924
Total liabilities	$1,026,555	$1,042,104

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,768,844 and 11,202,355, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class A common shares outstanding: 10,481,076 and 9,914,587, respectively (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	463,072	459,578
Accumulated other comprehensive income (loss), net of tax	(6,913)	(10,410)
Retained earnings	259,584	268,673
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	687,051	689,149
Total liabilities and shareholders’ equity	$1,713,606	$1,731,253

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2025	2024
Revenues:
Gross written premiums	$98,675	$93,488
Ceded written premiums	(2,811)	(1,403)
Net written premiums	95,864	92,085
Change in net unearned premiums	(2,548)	4,494
Net earned premiums	93,316	96,579
Net investment income	14,782	14,520
Net realized investment gains	136	847
Other income	417	345
Total revenues	108,651	112,291

Losses and Expenses:
Net losses and loss adjustment expenses	66,738	53,384
Acquisition costs and other underwriting expenses	37,507	38,269
Corporate expenses	9,500	6,373
Income (loss) before income taxes	(5,094)	14,265
Income tax expense (benefit)	(1,105)	2,899
Net income (loss)	$(3,989)	$11,366
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$(4,099)	$11,256

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$(0.30)	$0.83
Diluted	$(0.30)	$0.82
Weighted-average number of shares outstanding
Basic	13,867,271	13,579,210
Diluted	13,867,271	13,687,412
Cash distributions declared per common share	$0.35	$0.35

(1)
For the quarter ended March 31, 2025, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2025	2024
Net income (loss)	$(3,989)	$11,366

Other comprehensive income, net of tax:
Unrealized holding gains	3,571	2,914
Reclassification adjustment for (gains) losses included in net income (loss)	(10)	22
Unrealized foreign currency translation losses	(64)	(68)
Other comprehensive income, net of tax	3,497	2,868

Comprehensive income (loss), net of tax	$(492)	$14,234

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2025	2024
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,202,355	11,042,670
Common shares issued to Fox Paine & Company, LLC, designated as class A-2 common shares	550,000	—
Common shares issued under share incentive plans, net of forfeitures	—	13,889
Common shares issued to directors	16,489	25,445
Number at end of period	11,768,844	11,082,004
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$459,578	$454,791
Share compensation plans	3,494	1,388
Balance at end of period	$463,072	$456,179
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(10,410)	$(22,863)
Other comprehensive income:
Change in unrealized holding gains	3,561	2,936
Unrealized foreign currency translation losses	(64)	(68)
Other comprehensive income	3,497	2,868
Balance at end of period	$(6,913)	$(19,995)
Retained earnings:
Balance at beginning of period	$268,673	$244,988
Net income (loss)	(3,989)	11,366
Preferred share distributions	(110)	(110)
Distributions to shareholders ($0.35 per share per quarter in 2025 and 2024)	(4,990)	(4,770)
Balance at end of period	$259,584	$251,474
Number of treasury shares:
Number at beginning and end of period	1,287,768	1,271,241
Treasury shares, at cost:
Balance at beginning and end of period	$(32,692)	$(32,163)
Total shareholders’ equity	$687,051	$659,495

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(3,989)	$11,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	1,443	1,305
Restricted stock and stock option expense	3,494	1,388
Deferred federal income taxes	(1,326)	2,899
Amortization of bond premium and discount, net	10,555	(4,258)
Net realized investment gains	(136)	(847)
Loss (income) from equity method investments, net of distributions	239	(390)
Changes in:
Premium receivables, net	7,244	9,718
Reinsurance receivables, net	(2,687)	2,775
Funds held by ceding insurers	5,025	(492)
Unpaid losses and loss adjustment expenses	(5,543)	3,003
Unearned premiums	2,665	(6,222)
Reinsurance balances payable	(5,395)	(991)
Other assets and liabilities	(5,303)	2,508
Contingent commissions	(3,440)	(3,034)
Federal income tax receivable / payable	220	5
Deferred acquisition costs	(553)	2,214
Prepaid reinsurance premiums	(116)	1,729
Net cash provided by operating activities	2,397	22,676
Cash flows from investing activities:
Proceeds from sale of fixed maturities	39,984	20,759
Proceeds from maturity of fixed maturities	705,938	125,566
Proceeds from maturity of preferred stock	—	334
Proceeds from other invested assets	5,259	4,604
Purchases of fixed maturities	(684,341)	(168,208)
Net cash provided by (used for) investing activities	66,840	(16,945)
Cash flows from financing activities:
Distributions paid to common shareholders	(4,990)	(4,801)
Distributions paid to preferred shareholders	(110)	(110)
Net cash used for financing activities	(5,100)	(4,911)
Net change in cash and cash equivalents	64,137	820
Cash and cash equivalents at beginning of period	17,009	38,037
Cash and cash equivalents at end of period	$81,146	$38,857

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”) is a Delaware limited liability company. Global Indemnity Group, LLC’s class A common shares (excluding the 550,000 class A common shares designated as class A-2 common shares) are publicly traded on the New York Stock Exchange under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2025 and 2024 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2025
Fixed maturities:
U.S. treasuries	$543,858	$—	$74	$(422)	$543,510
Obligations of states and political subdivisions	17,099	—	—	(615)	16,484
Mortgage-backed securities	210,360	—	862	(2,586)	208,636
Asset-backed securities	143,084	—	962	(2,346)	141,700
Commercial mortgage-backed securities	69,010	—	333	(1,786)	67,557
Corporate bonds	247,440	—	595	(2,151)	245,884
Foreign corporate bonds	92,815	—	224	(1,411)	91,628
Total fixed maturities	$1,323,666	$—	$3,050	$(11,317)	$1,315,399

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Fixed maturities:
U.S. treasuries	$875,273	$—	$757	$(784)	$875,246
Obligations of states and political subdivisions	17,125	—	—	(790)	16,335
Mortgage-backed securities	61,905	—	299	(3,284)	58,920
Asset-backed securities	137,445	—	864	(2,882)	135,427
Commercial mortgage-backed securities	68,041	—	15	(2,488)	65,568
Corporate bonds	158,798	—	189	(2,891)	156,096
Foreign corporate bonds	76,052	—	81	(1,817)	74,316
Total fixed maturities	$1,394,639	$—	$2,205	$(14,936)	$1,381,908

As of March 31, 2025 and December 31, 2024, the Company’s investments in equity securities consist of preferred stock in the amounts of $12.4 million and $12.3 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 1.7% of shareholders' equity at March 31, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$597,762	$597,332
Due in one year through five years	284,061	282,263
Due in five years through ten years	9,531	8,834
Due after ten years	9,858	9,077
Mortgage-backed securities	210,360	208,636
Asset-backed securities	143,084	141,700
Commercial mortgage-backed securities	69,010	67,557
Total	$1,323,666	$1,315,399

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2025. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$212,512	$(57)	$50,659	$(365)	$263,171	$(422)
Obligations of states and political subdivisions	—	—	16,484	(615)	16,484	(615)
Mortgage-backed securities	38,437	(228)	23,660	(2,358)	62,097	(2,586)
Asset-backed securities	11,417	(18)	44,887	(2,328)	56,304	(2,346)
Commercial mortgage-backed securities	5,918	(36)	50,333	(1,750)	56,251	(1,786)
Corporate bonds	14,696	(23)	83,580	(2,128)	98,276	(2,151)
Foreign corporate bonds	785	(42)	43,481	(1,369)	44,266	(1,411)
Total fixed maturities	$283,765	$(404)	$313,084	$(10,913)	$596,849	$(11,317)

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of

December 31, 2024. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of March 31, 2025 and December 31, 2024 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $5.0 million and $3.5 million as of March 31, 2025 and December 31, 2024, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2025, gross unrealized losses related to U.S. treasuries were $0.422 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of March 31, 2025, gross unrealized losses related to obligations of states and political subdivisions were $0.615 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2025, gross unrealized losses related to mortgage-backed securities were $2.586 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and accurate projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2025, gross unrealized losses related to asset backed securities were $2.346 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 37.1. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2025, gross unrealized losses related to the CMBS portfolio were $1.786 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 43.8. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2025, gross unrealized losses related to corporate bonds were $2.151 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2025, gross unrealized losses related to foreign bonds were $1.411 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2025 and December 31, 2024 was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Net unrealized gains (losses) from:
Fixed maturities	$(8,267)	$(12,731)
Foreign currency fluctuations	(340)	(259)
Deferred taxes	1,694	2,580
Accumulated other comprehensive income (loss), net of tax	$(6,913)	$(10,410)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters ended March 31, 2025 and 2024:

Quarter Ended March 31, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income (loss) before reclassification, before tax	4,477	(81)	4,396
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(13)	—	(13)
Other comprehensive income (loss), before tax	4,464	(81)	4,383
Income tax benefit (expense)	(903)	17	(886)
Ending balance, net of tax	$(6,644)	$(269)	$(6,913)

Quarter Ended March 31, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income (loss) before reclassification, before tax	3,608	(86)	3,522
Amounts reclassified from accumulated other comprehensive income (loss), before tax	25	—	25
Other comprehensive income (loss), before tax	3,633	(86)	3,547
Income tax benefit (expense)	(697)	18	(679)
Ending balance, net of tax	$(19,779)	$(216)	$(19,995)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2025 and 2024 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$(13)	$25
	Income tax expense (benefit)	3	(3)
	Total reclassifications, net of tax	$(10)	$22

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2025 and 2024 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Fixed maturities:
Gross realized gains	$14	$6
Gross realized losses	(1)	(31)
Net realized gains (losses)	13	(25)
Equity securities:
Gross realized gains	123	875
Gross realized losses	—	(3)
Net realized gains (losses)	123	872
Total net realized investment gains	$136	$847

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2025 and 2024:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Net gains recognized during the period on equity securities	$123	$872
Less: net losses recognized during the period on equity securities sold during the period	—	(11)
Unrealized gains recognized during the reporting period on equity securities still held	$123	$883

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2025 and 2024 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Fixed maturities	$39,984	$20,759
Equity securities	—	—

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2025 and 2024 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Fixed maturities	$14,387	$13,578
Equity securities	116	189
Cash and cash equivalents	856	659
Other invested assets	(86)	597
Total investment income	15,273	15,023
Investment expense	(491)	(503)
Net investment income	$14,782	$14,520

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2025 and 2024 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Net investment income	$14,782	$14,520
Net realized investment gains	136	847
Change in unrealized holding gains (losses)	4,383	3,547
Net realized and unrealized investment returns	4,519	4,394
Total investment return	$19,301	$18,914
Total investment return % (1)	1.3%	1.3%
Average investment portfolio (2)	$1,436,218	$1,403,878

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of March 31, 2025 and December 31, 2024, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of March 31, 2025, the Company held insurance enhanced municipal bonds with a market value of approximately $1.7 million which represented 0.1% of the Company’s total cash and invested assets, net of receivable for securities. The financial guarantors of the Company’s $1.7 million municipal bonds include Assured Guaranty Corporation ($0.8 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at March 31, 2025.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of March 31, 2025 and December 31, 2024:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2025	December 31, 2024
On deposit with governmental authorities	$19,604	$19,378
Held in trust pursuant to third party requirements	160,782	158,964
Total (1)	$180,386	$178,342

(1)
Includes cash and cash equivalents of $13.6 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with a carrying value approximating fair value of $23.9 million and $29.4 million as of March 31, 2025 and December 31, 2024. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, which invests in distressed securities and assets, was $2.4 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $16.6 million and $16.8 million at March 31, 2025 and December 31, 2024, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $8.3 million and $8.9 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$543,510	$—	$—	$543,510
Obligations of states and political subdivisions	—	16,484	—	16,484
Mortgage-backed securities	—	208,636	—	208,636
Commercial mortgage-backed securities	—	67,557	—	67,557
Asset-backed securities	—	141,700	—	141,700
Corporate bonds	—	245,884	—	245,884
Foreign corporate bonds	—	91,628	—	91,628
Total fixed maturities	543,510	771,889	—	1,315,399
Equity securities	—	12,408	—	12,408
Total assets measured at fair value	$543,510	$784,297	$—	$1,327,807

	Fair Value Measurements
As of December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$875,246	$—	$—	$875,246
Obligations of states and political subdivisions	—	16,335	—	16,335
Mortgage-backed securities	—	58,920	—	58,920
Commercial mortgage-backed securities	—	65,568	—	65,568
Asset-backed securities	—	135,427	—	135,427
Corporate bonds	—	156,096	—	156,096
Foreign corporate bonds	—	74,316	—	74,316
Total fixed maturities	875,246	506,662	—	1,381,908
Equity securities	—	12,284	—	12,284
Total assets measured at fair value	$875,246	$518,946	$—	$1,394,192

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

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$2,389	$14,214	$2,628	$14,214
Mortgage Debt Fund, LP (2)	8,263	—	8,882	—
Global Debt Fund, LP (3)	13,263	—	17,903	—
Total	$23,915	$14,214	$29,413	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of March 31, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.4 million were received during the quarter ended March 31, 2025.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of ($0.2) million and $0.4 million for the quarters ended March 31, 2025 and 2024, respectively.

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

During the quarters ended March 31, 2025 and 2024, the Company has not adjusted quotes or prices obtained from the pricing vendors.

4.
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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$3,530	$4,796
Current period provision for expected credit losses	(13)	194
Write-offs	(42)	(567)
Ending balance	$3,475	$4,423

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at March 31, 2025 and December 31, 2024.

5.
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

The Company conducts business in the United States where the statutory income tax rate is 21% and conducts certain functions in Ireland where the statutory income tax rate is 12.5% on trading income. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company’s income (loss) before income taxes is derived from its U.S. subsidiaries for the quarters ended March 31, 2025 and 2024.

The Company uses the estimated annual effective tax rate method for calculating its interim tax provision. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The effective tax rate was 21.7% for the quarter ended March 31, 2025. The effective tax rate is higher than the statutory tax rate of 21% primarily due to non-deductible executive compensation offset partially by the parent’s income being treated as a partnership for tax.

The effective tax rate was 20.3% for the quarter ended March 31, 2024. The effective tax rate is lower than the statutory tax rate of 21% primarily due to the parent’s income being treated as a partnership for tax offset partially by non-deductible executive compensation.

The Company has a net operating loss (“NOL”) carryforward and a capital loss carryforward of $14.0 million and $21.6 million, respectively, as of March 31, 2025, which begins to expire in 2038 and 2027, respectively, based on when the original carryforwards were generated. The Company’s NOL carryforward and capital loss carryforward were $20.7 million and $21.6 million, respectively, as of December 31, 2024.

6.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$800,391	$850,599
Less: ceded reinsurance receivables	60,754	72,829
Net balance at beginning of period	739,637	777,770
Net losses and loss adjustment expenses related to:
Current year	66,735	53,383
Prior years	3	1
Total net losses and loss adjustment expenses	66,738	53,384
Paid net losses and loss adjustment expenses related to:
Current year	17,991	5,597
Prior years	56,267	43,769
Total paid net losses and loss adjustment expenses	74,258	49,366
Net balance at end of period	732,117	781,788
Plus: ceded reinsurance receivables	62,731	71,814
Balance at end of period	$794,848	$853,602

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

7.
Shareholders’ Equity

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

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarters ended March 31, 2025 and 2024. As of March 31, 2025, the Company’s remaining authorization to repurchase shares is $101.0 million.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the quarter ended March 31, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
Total			$4,990

Quarterly distribution payments of $0.35 per common share were declared during the quarter ended March 31, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
Various (1)	Various	Various	18
Total			$4,770

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended March 31, 2025 and 2024.

There were no accrued distributions related to common shares as of March 31, 2025 and December 31, 2024. Accrued preferred distributions were less than $0.1 million as of both March 31, 2025 and December 31, 2024 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on the Company’s distribution program.

8.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of March 31, 2025. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended March 31, 2025 and 2024. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

Advisory Fee related to Internal Reorganization

Fox Paine & Company, LLC conceived, designed, and directed the Company's successful completion of an extensive reorganization of its business in December 2024. This reorganization was a significant milestone, positioning the Company for enhanced operational efficiency and growth by:

•
Enhancing Penn-America Underwriters, LLC's business divisions: Wholesale Commercial, Vacant Express, Collectibles and Specialty Products by creating separate and distinct businesses for each division to improve branding, attract talent and expand relationships with its distribution partners.
•
Establishing separate businesses for technology, Kaleidoscope Insurance Technologies, Inc., and claims services, Liberty Insurance Adjustment Agency, Inc, that will continue to support the insurance company operations of Belmont Holdings GX, Inc. and create the foundation to offer products and services to other insurance industry participants.
•
De-stacking the insurance companies resulting in an increased consolidated surplus of the insurance companies and allowing for more efficient management of capital and liquidity.

On March 6, 2025, upon the recommendation of the Conflicts Committee of the Board of Directors, Global Indemnity Group, LLC’s Board of Directors (other than Joseph Brown, Chief Executive Officer of Global Indemnity Group, LLC, who recused himself due to his inherent conflict of interest in approving a compensation matter for Fox Paine) approved the issuance of 550,000 class A common shares designated as class A-2 common shares with a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash for services performed in connection with the Company’s internal corporate reorganization. Of the grant date fair value of the class A common shares designated as class A-2 common shares, $2.7 million was recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon a Change of Control Transaction. See Note 7 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares.

Greenberg Traurig, LLP’s

Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023. Effective January 17, 2025, Fred Karlinsky was appointed to the Audit Committee, and as a result, the Company is precluded from obtaining legal services from Greenberg Traurig, LLP. The Company did not incur any costs for legal services rendered by Greenberg Traurig, LLP during the quarter ended March 31, 2025. The Company incurred less than $0.1 million for legal service rendered by Greenberg Traurig, LLP during the quarter ended March 31, 2024.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 8 above for additional information pertaining to this management agreement.

10.
Share-Based Compensation Plans

Options

During the quarter ended March 31, 2025, the Company granted 50,000 Time-Based Stock Options at a strike price of $36.25. These Time-Based Stock Options will vest on December 31, 2028. During the quarter ended March 31, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options vested in four equal tranches of 25% on the first business day of each quarter in 2024. Of the remaining 350,000 Time-Based Stock Options, one-third vested on March 6, 2025, one-third will vest on March 6, 2026, and one-third will vest on March 6, 2027. No unvested stock options were forfeited during the quarters ended March 31, 2025 or 2024.

Advisory Fee related to Internal Reorganization

See Note 7 and 8 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters ended March 31, 2025 and 2024. There were no restricted class A common shares or restricted stock units forfeited during the quarters ended March 31, 2025 and 2024.

There were no restricted stock units that vested during the quarter ended March 31, 2025. There were 13,889 restricted stock units that vested during the quarter ended March 31, 2024. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended March 31, 2025 and 2024, the Company granted 16,489 and 25,445 class A common shares, respectively, at a weighted average grant date value of $35.09 and $29.88 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

11.
Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss)	$(3,989)	$11,366
Less: preferred stock distributions	110	110
Net income available to common shareholders	$(4,099)	$11,256

Denominator:
Weighted average shares for basic earnings per share	13,867,271	13,579,210
Non-vested restricted stock units	—	47,335
Options	—	60,867
Weighted average shares for diluted earnings per share	13,867,271	13,687,412

Net income per share available to common shareholders (1)
Basic	$(0.30)	$0.83
Diluted	$(0.30)	$0.82

(1)
For the quarter ended March 31, 2025, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

If the Company had not incurred a loss during the quarter ended March 31, 2025, 13,986,069 weighted average shares would have been used to compute the diluted loss per share calculation. In addition to the basic shares, weighted average shares for the diluted calculation for the quarter ended March 31, 2025 would have included 118,798 share equivalents for options.

The weighted average shares outstanding used to determine dilutive earnings per share does not include 166,669 options and 550,000 options for the quarters ended March 31, 2025 and 2024, respectively, which were deemed to be anti-dilutive.

12.
Segment Information

On December 31, 2024, the Company executed an extensive internal business reorganization that marked a significant milestone, positioning the Company for growth and enhanced operational efficiency, increased statutory capital, and more efficient capital management resulting from de-stacking of the insurance companies.

As a result of this reorganization, the Company’s reportable segments are now structured under two holding companies:

•
Penn-America Underwriters, LLC consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses: Liberty Insurance Adjustment Agency, Inc. a claims adjustment and claims service business and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
•
Belmont Holdings GX, Inc. includes five state-regulated insurance carriers: Penn-Patriot Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-America Insurance Company, and United National Insurance Company, each of which are rated “A” (Excellent) by AM Best.

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses: Liberty Insurance Adjustment Agency, Inc. a claims adjustment and claims service business and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
•
Belmont Insurance Companies - Core (“Belmont Core”), previously known as the Penn-America segment, consists of insurance company operations for ongoing direct insurance products and assumed reinsurance products, which are offered in the excess and surplus lines marketplace.
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”), previously known as the Non-Core Operations segment, consists of insurance company operations for lines of business that have been de-emphasized or are no longer being written. The primary activities of Belmont Non-Core are servicing the run-off of polices/treaties, adjusting claims and estimating loss reserves on de-emphasized and terminated business.

The entities within the Agency and Insurance Services segment executed new affiliated service agreements with Belmont Holdings GX, Inc. and its insurance company subsidiaries, effective January 1, 2025. As a result, there are no revenues and expenses for Agency and Insurance Services in the comparable period in 2024.

The Company's segments are reported on a stand-alone basis. Intercompany transactions are eliminated in consolidation.

The Company analyzes the operating performance of each segment using the segment’s income (loss). Segment income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the CODM to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below.

The following are tabulations of business segment information for the quarter ended March 31, 2025. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2025: (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$98,389	$286	$—	$98,675
Net written premiums	$—	$95,634	$230	$—	$95,864
Net earned premiums	$—	$92,260	$1,056	$—	$93,316
Commission and service fee income (1)	14,049	—	—	(14,049)	—
Policy and installment fee income	387	—	30	—	417
Total segment revenues	14,436	92,260	1,086	(14,049)	93,733
Reconciliation of revenue
Net investment income					14,782
Net realized investment gains					136
Total consolidated revenues					$108,651

Less: (2)
Net losses and loss adjustment expenses	—	66,452	619	(333)	66,738
Net commission expenses	—	32,404	501	(10,571)	22,334
Other underwriting expenses (3)	12,632	4,986	700	(3,145)	15,173
Income (loss) from segments	1,804	$(11,582)	$(734)	—	$(10,512)

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,782
Net realized investment gains					136
Corporate expenses					(9,500)
Income (loss) before income taxes					(5,094)
Income tax expense (benefit)					(1,105)
Net income (loss)					$(3,989)

Segment assets	$41,886	$153,788	$86,130	$(29,871)	251,933
Corporate assets					1,461,673
Total assets					$1,713,606

(1)
Consists of intersegment revenues, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

The following are tabulations of business segment information for the quarter ended March 31, 2024. Corporate information is included to reconcile segment data to the consolidated financial statements. Segment results for the quarter ended March 31, 2024 have been recast to conform to the new reportable segments.

Quarter Ended March 31, 2024: (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$94,048	$(560)	$—	$93,488
Net written premiums	$—	$92,596	$(511)	$—	$92,085
Net earned premiums	$—	$89,132	$7,447	$—	$96,579
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	339	6	—	345
Total segment revenues	—	89,471	7,453	—	96,924
Reconciliation of revenue
Net investment income					14,520
Net realized investment gains					847
Total consolidated revenues					$112,291

Less: (1)
Net losses and loss adjustment expenses	—	48,909	4,475	—	53,384
Net commission expenses	—	20,891	2,532	—	23,423
Other underwriting expenses (2)	—	14,036	810	—	14,846
Income (loss) from segments	$—	$5,635	$(364)	$—	$5,271

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,520
Net realized investment gains					847
Corporate expenses					(6,373)
Income (loss) before income taxes					14,265
Income tax expense (benefit)					2,899
Net income (loss)					$11,366

Segment assets	$—	$154,078	$116,583	$—	270,661
Corporate assets					1,457,581
Total assets					$1,728,242

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

13.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended March 31, 2025.

Please see Note 25 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses: Liberty Insurance Adjustment Agency, Inc. a claims adjustment and claims service business and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
•
Belmont Insurance Companies - Core (“Belmont Core”), previously known as the Penn-America segment, consists of insurance company operations for ongoing direct insurance products and assumed reinsurance products, which are offered in the excess and surplus lines marketplace.
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”), previously known as the Non-Core Operations segment, consists of insurance company operations for lines of business that have been de-emphasized or are no longer being written. The primary activities of Belmont Non-Core are servicing the run-off of polices/treaties, adjusting claims and estimating loss reserves on de-emphasized and terminated business.

Segment results for the quarter ended March 31, 2024 have been recast to conform to the new reportable segments.

Financial Highlights

2025 First Quarter Results of Operations

•
Gross written premiums increased 5.5% to $98.7 million.
•
Net investment income of $14.8 million in 2025 was 1.8% better than the same period in 2024. Book yield on the fixed maturities portfolio increased to 4.5% at March 31, 2025 from 4.3% at March 31, 2024.
•
Current accident year underwriting loss of $10.3 million for 2025 includes net losses and loss adjustment expenses related to California Wildfire events in January 2025 (“California Wildfires”), totaling $15.6 million, compared to $5.3 million of underwriting income for the same period in 2024. Excluding California Wildfires, the current accident year underwriting income would have been in line with 2024 at $5.3 million in 2025.
•
Current accident year combined ratio was 111.5% in 2025 compared to 94.9% for the same period in 2024. Excluding California Wildfires, the current accident year combined ratio would have been 94.8% in 2025 compared to 94.9% for the same period in 2024.
•
Net loss of $4.0 million, or ($0.30) per share diluted, in 2025 compared to $11.4 million, or $0.82 per share diluted, for the same period in 2024. Excluding California Wildfires, net income was $8.2 million or $0.58 per share in 2025.

2025 First Quarter Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at March 31, 2025 and December 31, 2024; fixed maturities and cash comprise 97% of total investments.
•
Total assets of $1.7 billion at March 31, 2025 and December 31, 2024.
•
No debt at March 31, 2025 and December 31, 2024.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $634.2 million, comprising $522.2 million of share repurchases and $111.9 million of distributions / dividends. This includes $5.1 million of distributions during 2025.
•
Shareholders' equity is $687.1 million at March 31, 2025 compared to $689.1 million at December 31, 2024.
•
Book value per common share is $47.85 at March 31, 2025 compared to $49.98 at December 31 ,2024.

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,		%
(Dollars in thousands)	2025	2024	Change
Gross written premiums	$98,675	$93,488	5.5%
Net written premiums	$95,864	$92,085	4.1%

Net earned premiums	$93,316	$96,579	(3.4%)
Other income	417	345	20.9%
Total revenues	93,733	96,924	(3.3%)
Losses and expenses:
Net losses and loss adjustment expenses	66,738	53,384	25.0%
Acquisition costs and other underwriting expenses	37,507	38,269	(2.0%)
Underwriting income (loss)	(10,512)	5,271	NM
Net investment income	14,782	14,520	1.8%
Net realized investment gains	136	847	(83.9%)
Corporate expenses	(9,500)	(6,373)	49.1%
Income (loss) before income taxes	(5,094)	14,265	(135.7%)
Income tax benefit (expense)	1,105	(2,899)	(138.1%)
Net income (loss)	$(3,989)	$11,366	(135.1%)

Underwriting Ratios:
Loss ratio (1):	71.5%	55.3%
Expense ratio (2)	40.2%	39.6%
Combined ratio (3)	111.7%	94.9%

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

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended March 31,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$87,467	$91,132	$87	$92	$87,554	$91,224
Assumed written premiums (2)	10,922	2,916	199	(652)	11,121	2,264
Gross written premiums (3)	$98,389	$94,048	$286	$(560)	$98,675	$93,488
Net written premiums (4)	$95,634	$92,596	$230	$(511)	$95,864	$92,085

(1)
Direct written premiums represent the amount received or to be received for insurance policies written, without reduction for reinsurance costs, ceded premiums or other deductions.
(2)
Assumed written premiums represent the amount received or to be received for assumed reinsurance treaties, without reduction for reinsurance costs, ceded premiums or other deductions.
(3)
Gross written premiums equal the sum of direct and assumed written premiums.
(4)
Net written premiums equal gross written premiums less ceded written premiums.

Gross written premiums increased by 5.5% to $98.7 million in 2025 compared to $93.5 million for the same period in 2024.

Direct written premium produced by the Agency and Insurance Services segment for Belmont Core:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024	% Change
Wholesale Commercial	$64,884	$61,056	6.3%
InsurTech	15,020	12,508	20.1%
Direct written premiums excluding specialty products	79,904	73,564	8.6%
Specialty Products	7,563	17,568	(57.0%)
Total direct written premiums	$87,467	$91,132	(4.0%)

•
In the aggregate, direct written premiums for Wholesale Commercial and InsurTech grew by 8.6%. This growth was driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products.
•
Direct written premiums for Specialty Products declined by 57.0% due to terminating products not meeting profitability expectations. Excluding terminated business, growth in gross written premiums would have been 7.3%.

Assumed written premium produced by the Belmont segments:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024	% Change
Belmont Core	$10,922	$2,916	274.6%
Belmont Non-Core	199	(652)	130.5%
Total assumed written premiums	$11,121	$2,264	391.2%

•
Belmont Core's assumed business grew to $10.9 million in 2025 from $2.9 million for the same period in 2024 due to new treaties incepting during 2024 and 2025.
•
Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Underwriting Income

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$92,260	$89,132	$1,056	$7,447	$—	$—	$93,316	$96,579
Commission and service fee income (1)	14,049	—	—	—	—	—	(14,049)	—	—	—
Policy and installment fee income	387	—	—	339	30	6	—	—	417	345
Total revenues	14,436	—	92,260	89,471	1,086	7,453	(14,049)	—	93,733	96,924
Losses and expenses:
Net losses and loss adjustment expenses	—	—	66,452	48,909	619	4,475	(333)	—	66,738	53,384
Net commission expenses	—	—	32,404	20,891	501	2,532	(10,571)	—	22,334	23,423
Other underwriting expenses	12,632	—	4,986	14,036	700	810	(3,145)	—	15,173	14,846
Total losses and expenses	12,632	—	103,842	83,836	1,820	7,817	(14,049)	—	104,245	91,653
Underwriting income (loss)	$1,804	$—	$(11,582)	$5,635	$(734)	$(364)	$—	$—	$(10,512)	$5,271

Underwriting Ratios:
Loss ratio:
Current accident year			72.0%	54.8%	61.5%	60.6%			71.5%	55.3%
Prior accident year			—	0.1%	(2.9%)	(0.5%)			—	—
Calendar year loss ratio			72.0%	54.9%	58.6%	60.1%			71.5%	55.3%
Expense ratio			40.6%	39.2%	113.7%	44.9%			40.2%	39.6%
Combined ratio			112.6%	94.1%	172.3%	105.0%			111.7%	94.9%

Accident year combined ratio			112.5%	94.0%	162.3%	105.5%			111.5%	94.9%

(1) Consists of intersegment revenues, which are eliminated in consolidation.

Underwriting loss of $10.5 million for 2025 includes net losses and loss adjustment expenses related to California Wildfires in January 2025, totaling $15.6 million, compared to $5.3 million of underwriting income for the same period in 2024. Excluding California Wildfires, the underwriting loss was $5.1 million in 2025. The current accident year combined ratio, excluding the impact of the California Wildfires of 16.7 points, was 94.8% in 2025 compared to 94.9% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 3.5% to $92.3 million for 2025 compared to $89.1 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $37.7 million and $39.9 million for 2025 and 2024, respectively. Casualty net earned premiums were $54.6 million and $49.2 million for 2025 and 2024, respectively.
•
Agency and Insurance Services segment recorded $10.6 million of commission income on direct premiums produced for Belmont Core and $3.5 million of service fee income for technology and claims services provided to Belmont Core and Non-Core segments in 2025. There were no revenues for 2024 since these affiliated agreements incepted on January 1, 2025. The commission and service fee income for the Agency and Insurance Services segment are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $0.4 million and $0.3 million in 2025 and 2024, respectively.
•
Net losses and loss adjustment expenses related to prior accident years were less than $0.1 million in 2025 and 2024.
•
The current accident year loss ratio increased by 16.2 points to 71.5% for 2025 compared to 55.3 for the same period in 2024 driven by the California Wildfires which impacted the current accident year loss ratio by 16.7 points.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended March 31,			Quarters Ended March 31,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property
Non-catastrophe	$16,968	$16,747	1.3%	44.9%	41.9%	3.0
Catastrophe	17,867	3,273	445.9%	47.4%	8.2%	39.2
Total property	34,835	20,020	74.0%	92.3%	50.1%	42.2
Casualty	31,900	33,363	(4.4%)	57.4%	58.9%	(1.5)
Total accident year	$66,735	$53,383	25.0%	71.5%	55.3%	16.2

•
The current accident year non-catastrophe property loss ratio was 44.9% in 2025 compared to 41.9% for the same period in 2024, an increase of 3.0 points driven by higher claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses increased to $17.9 million compared to $3.3 million for the same period in 2024. Excluding the California Wildfires, catastrophe net losses and loss adjustment expenses would have been $2.3 million or a loss ratio of 6.0% in 2025 compared to $3.3 million of catastrophe net losses and loss adjustment expenses or an 8.2% catastrophe loss ratio for the same period in 2024.

•
The current accident year casualty loss ratio improved by 1.5 points in 2025 mainly driven by improved pricing from rate increases in 2024.

The following table summarizes the components of the expense ratio for the quarters ended March 31, 2025 and 2024:

	Quarters Ended March 31,		Point
	2025	2024	Change
Net commission expenses	23.9%	24.3%	(0.4)
Other underwriting expenses	16.3%	15.3%	1.0
Expense Ratio	40.2%	39.6%	0.6

•
The increase in the expense ratio is primarily due to decline in earned premiums within Belmont Non-Core and prior accident year commission adjustment.

Net investment income

Net investment income increased 1.8% to $14.8 million in 2025 from $14.5 million for the same period in 2024 mainly driven by improved yield on the Company’s fixed maturities portfolio offset by performance of the Company’s investments in limited partnerships.

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024	Change
Fixed maturities	$14,868	$13,923	945
Limited partnerships	(86)	597	(683)
Net investment income	$14,782	$14,520	262

•
Net investment income from the Company’s fixed maturities portfolio increased 7% due to an increase in book yield on the portfolio. The book yield on the Company’s fixed maturities portfolio was 4.5% at March 31, 2025 compared to 4.3% at March 31, 2024. During the quarter ended March 31, 2025, approximately $300 million of the fixed maturities portfolio was reinvested at 5.5%, consisting of high quality corporates and structured securities. As a result of this strategy, duration increased to 1.3 as of March 31, 2025 compared to duration of 0.8 as of December 31, 2024.
•
Income from limited partnerships declined to a loss of $0.1 million in 2025 compared to a gain of $0.6 million for the same period in 2024 mainly due to the decline in fair value in one of the Company's limited partnership investments resulting from change in market interest rates.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating and consist of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Structured bonds (1)	$417,893	$259,915
Other fixed maturities	353,996	246,747
U.S. treasuries	543,510	875,246
Total fixed maturities	$1,315,399	$1,381,908

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.7 years as of March 31, 2025, compared with 0.5 years as of December 31, 2024. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains

The components of net realized investment gains for the quarters ended March 31, 2025 and 2024 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024
Equity securities	$123	$872
Fixed maturities	13	(25)
Net realized investment gains (losses)	$136	$847

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2025 and 2024.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations. Corporate expenses increased to $9.5 million in 2025 compared to $6.4 million for the same period in 2024 primarily driven by $2.9 million of advisory fees consisting mainly of stock compensation approved and granted by the Board of Directors in the 1st quarter of 2025 related to the Company’s internal reorganization and employee costs related to investment in the Company’s newly formed agency and insurance services companies. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the advisory fee.

Income Tax Benefit / Expense

Income tax benefit was $1.1 million on net loss before tax of $5.1 million for the quarter ended March 31, 2025. This compares to income tax expense of $2.9 million on net income before tax of $14.3 million for the same period in 2024.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The Company had a net loss of $4.0 million during the quarter ended March 31, 2025. Excluding the California Wildfires net losses and loss adjustment expenses of $12.2 million after tax, net income would have been $8.2 million compared to a net income of $11.4 million for the same period in 2024.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at March 31, 2025. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $794.8 million and $800.4 million as of March 31, 2025 and December 31, 2024, respectively, and net reserves of $732.1 million and $739.6 million as of March 31, 2025 and December 31, 2024, respectively. A breakout of the Company’s gross and net reserves is as follows:

	March 31, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$153,266	$300,132	$453,398	$150,145	$291,038	$441,183
Belmont Non-Core	108,269	233,181	341,450	73,378	217,556	290,934
Total	$261,535	$533,313	$794,848	$223,523	$508,594	$732,117

	December 31, 2024
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$146,261	$298,925	$445,186	$146,197	$289,955	$436,152
Belmont Non-Core	104,145	251,060	355,205	67,055	236,430	303,485
Total	$250,406	$549,985	$800,391	$213,252	$526,385	$739,637

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $66.7 million for claims occurring during the quarter ended March 31, 2025:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(9,677)	(6,507)	(3,337)	(167)	3,003
	-3%	(8,475)	(5,239)	(2,002)	1,235	4,471
	-2%	(7,875)	(4,605)	(1,335)	1,935	5,205
	-1%	(7,274)	(3,971)	(667)	2,636	5,939
	0%	(6,674)	(3,337)	—	3,337	6,674
	1%	(6,073)	(2,703)	667	4,037	7,408
	2%	(5,472)	(2,069)	1,335	4,738	8,142
	3%	(4,872)	(1,435)	2,002	5,439	8,876
	5%	(3,670)	(167)	3,337	6,840	10,344

The Company’s net reserves for losses and loss adjustment expenses of $732.1 million as of March 31, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Reconciliation of non-GAAP financial measures and ratios

The tables below reconcile the non-GAAP financial measures or ratios, which excludes the impact of prior accident year adjustments and the California Wildfires, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP financial measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's segments may be obscured by prior accident year adjustments and the California Wildfires. These non-GAAP financial measures or ratios should not be considered as a substitute for its most directly comparable GAAP measure or ratio and do not reflect the overall underwriting profitability of the Company.

	Quarters Ended March 31,
	2025		2024
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property
Non catastrophe property excluding the effect of prior accident year (1)	$16,968	44.9%	$16,747	41.9%
Effect of prior accident year	(560)	(1.5%)	(136)	(0.3%)
Non catastrophe property (2)	$16,408	43.4%	$16,611	41.6%

Catastrophe excluding the effect of prior accident year (1)	$17,867	47.4%	$3,273	8.2%
Effect of prior accident year	(257)	(0.7%)	(58)	(0.1%)
Catastrophe (2)	$17,610	46.7%	$3,215	8.1%

Total property excluding the effect of prior accident year (1)	$34,835	92.3%	$20,020	50.1%
Effect of prior accident year	(817)	(2.2%)	(194)	(0.4%)
Total property (2)	$34,018	90.1%	$19,826	49.7%

Casualty
Total casualty excluding the effect of prior accident year (1)	$31,900	57.4%	$33,363	58.9%
Effect of prior accident year	820	1.5%	195	0.3%
Total casualty (2)	$32,720	58.9%	$33,558	59.2%

Total
Total property and casualty excluding the effect of prior accident year (1)	$66,735	71.5%	$53,383	55.3%
Effect of prior accident year	3	—	1	—
Total property and casualty (2)	$66,738	71.5%	$53,384	55.3%

(1)
Non-GAAP financial measure / ratio
(2)
Most directly comparable GAAP measure / ratio

Reconciliation of non-GAAP financial measures and ratios continued

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024

Current accident year underwriting income excluding California Wildfires
Underwriting income (loss) (1)	$(10,512)	$5,271
Effect of prior accident year	184	1
Current accident year underwriting income (loss)	(10,328)	5,272
California Wildfires net losses and loss adjustment expenses	15,600	—
Current accident year underwriting income excluding California Wildfires (2)	$5,272	$5,272

Net income excluding California Wildfires
Net income (loss) (1)	$(3,989)	$11,366
California Wildfires net losses and loss adjustment expenses (net of tax) (4)	12,216	—
Net income excluding California Wildfires (2)	$8,227	$11,366

Underwriting income excluding California Wildfires net losses and loss adjustment expenses
Underwriting income (loss) (1)	$(10,512)	$5,271
California Wildfires net losses and loss adjustment expenses	15,600	—
Underwriting income excluding California Wildfires (2)	$5,088	$5,271

Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires
Current accident year catastrophe net losses and loss adjustment expenses (3)	$17,867	$3,273
California Wildfires net losses and loss adjustment expenses	(15,600)	—
Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires (2)	$2,267	$3,273

Current accident year combined ratio excluding California Wildfires
Combined ratio (1)	111.7%	94.9%
Effect of prior accident year	(0.2%)	—
Current accident year combined ratio	111.5%	94.9%
Impact of California Wildfires	(16.7%)	—
Current accident year combined ratio excluding California Wildfires (2)	94.8%	94.9%

Current accident year catastrophe loss ratio excluding California Wildfires (2)
Current accident year catastrophe loss ratio (3)	47.4%	8.2%
Impact of California Wildfires	(41.4%)	—
Current accident year catastrophe loss ratio excluding California Wildfires (2)	6.0%	8.2%

(1) Most directly comparable GAAP measure / ratio

(2) Non-GAAP financial measure / ratio

(3) See previous table for reconciliation of non-GAAP financial measures or ratios for current accident year catastrophe net losses and loss adjustment expenses.

(4) Represents net losses and loss adjustment expenses of $15.6 million less tax benefit of $3.4 million which was calculated using the estimated annual effective tax rate of 21.7%.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to any of these policies or underlying methodologies during the current year.

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

Penn-America Underwriters, LLC consists of three insurance agencies, two insurance service companies, and one service company whose current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, and capital expenditures in developing information technology platforms. In order to meet its current short-term and long-term needs, its principal sources of cash include fees from third parties, commissions / service fees from Belmont Holdings GX, Inc., and capital contributions from Global Indemnity Group, LLC.

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

The Company continuously reviews and assesses the short-term and long-term needs of each of its holding companies, service companies, and insurance companies. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity needs may arise in the future.

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2024 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2024 Annual Report on Form 10-K for further information on dividend limitations related to the Insurance Companies. There were no dividends declared by the Company's insurance subsidiaries during the quarter ended March 31, 2025.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, underwriting expenses and corporate expenses. Operating cash flows are generally used for investing and financing activities. In accordance with the Company’s distribution policy, funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by operating activities was $2.4 million and $22.7 million for the quarters ended March 31, 2025 and 2024, respectively, consisting of the following:

	Quarters Ended March 31,
(Dollars in thousands)	2025	2024	Change
Net premiums collected	$108,751	$101,493	$7,258
Net losses and loss adjustment expenses paid	(80,851)	(47,606)	(33,245)
Underwriting and corporate expenses	(49,498)	(43,187)	(6,311)
Net investment income	23,995	11,976	12,019
Net cash provided by operating activities	$2,397	$22,676	$(20,279)

•
The decline in cash flows of $20.3 million in 2025 compared to the same period in 2024 is primarily driven by an increase in current accident year catastrophe property net losses and loss adjustment expenses paid and increase in prior accident year casualty net losses and loss adjustment expenses paid from its Belmont Non-Core Casualty lines of business.

The reconciliation of net income to net cash provided by operating activities is generally influenced by the following:

•
the timing of the Company’s collection of premiums and payment of commissions;
•
the timing of the Company’s settlements with its reinsurers; and
•
the timing of the Company’s payments of net losses and loss adjustment expenses.

See the consolidated statements of cash flows in the consolidated financial statements in Item 1 of Part I of this report for details concerning the Company’s investing and financing activities.

Liquidity

The Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2025. Distributions paid to common shareholders were $5.0 million during the quarter ended March 31, 2025. In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2025.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.4 million were received during the quarter ended March 31, 2025. The Global Debt Fund, LP had a fair market value of $13.3 million at March 31, 2025.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, including, but not limited to, the impact of legislative or regulatory actions, the impact of natural or man-made disasters, the sufficiency of the Company’s reserves, the impact of emerging claims issues, adverse capital market developments impacting investment performance, ability to effectively start-up or integrate new product opportunities, adverse effect of cyber-attacks, and other factors described in the section captioned “Risk Factors” in Item 1A of Part I in the Company’s 2024 Annual Report on Form 10-K. These risks are not exhaustive, and new risks and uncertainties emerge from time to time. It is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon such statements.

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

There have been no material changes to the Company’s market risk since December 31, 2024. The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.3 years.

Please see Item 7A of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 11, 2025. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter ended March 31, 2025.

There were no shares surrendered by the Company's employees during the quarter ended March 31, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended March 31, 2025.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 7, 2025	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)