Form 10-Q
period 2025-06-30
Global Indemnity Group, LLC
filed 2025-08-06
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 6, 2025, the registrant had outstanding 10,502,716 class A common shares (including 550,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,341,934 and $1,394,639; net of allowance for expected credit losses of $0 at June 30, 2025 and December 31, 2024)	$1,336,344	$1,381,908
Equity securities, at fair value	12,569	12,284
Other invested assets	22,072	29,413
Total investments	1,370,985	1,423,605

Cash and cash equivalents	67,344	17,009
Premium receivables, net of allowance for expected credit losses of $3,371 at June 30, 2025 and $3,530 at December 31, 2024	70,433	75,088
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at June 30, 2025 and December 31, 2024	67,566	66,855
Funds held by ceding insurers	24,416	30,026
Deferred income taxes	20,002	22,459
Deferred acquisition costs	43,915	41,136
Intangible assets	14,000	14,103
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,605	3,320
Receivable for securities	—	52
Income tax receivable	2,150	825
Lease right of use assets	8,779	9,295
Other assets	22,570	22,660
Total assets	$1,720,585	$1,731,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$776,127	$800,391
Unearned premiums	195,013	183,411
Reinsurance balances payable	3,051	8,181
Payable for securities	5,341	—
Contingent commissions	4,116	6,826
Lease liabilities	9,346	10,371
Other liabilities	32,303	32,924
Total liabilities	$1,025,297	$1,042,104

Commitments and contingencies (Note 9)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,790,484 and 11,202,355, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class A common shares outstanding: 10,502,716 and 9,914,587, respectively (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	463,816	459,578
Accumulated other comprehensive income (loss), net of tax	(4,657)	(10,410)
Retained earnings	264,821	268,673
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	695,288	689,149
Total liabilities and shareholders’ equity	$1,720,585	$1,731,253

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Gross written premiums	$106,801	$100,706	$205,476	$194,194
Ceded written premiums	(2,887)	(2,955)	(5,698)	(4,358)
Net written premiums	103,914	97,751	199,778	189,836
Change in net unearned premiums	(8,768)	(4,937)	(11,316)	(443)
Net earned premiums	95,146	92,814	188,462	189,393
Net investment income	14,707	15,311	29,489	29,831
Net realized investment gains	127	205	263	1,052
Other income	540	357	957	702
Total revenues	110,520	108,687	219,171	220,978

Losses and Expenses:
Net losses and loss adjustment expenses	52,948	53,662	119,686	107,046
Acquisition costs and other underwriting expenses	36,915	35,968	74,422	74,237
Corporate expenses	7,528	6,383	17,028	12,756
Income before income taxes	13,129	12,674	8,035	26,939
Income tax expense	2,785	2,581	1,680	5,480
Net income	$10,344	$10,093	$6,355	$21,459
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$10,234	$9,983	$6,135	$21,239

Per share data:
Net income available to common shareholders
Basic	$0.72	$0.73	$0.44	$1.56
Diluted	$0.71	$0.73	$0.43	$1.55
Weighted-average number of shares outstanding
Basic	14,274,926	13,609,618	14,072,225	13,594,414
Diluted	14,341,251	13,677,908	14,160,638	13,659,154
Cash distributions declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$10,344	$10,093	$6,355	$21,459

Other comprehensive income, net of tax:
Unrealized holding gains	2,100	1,887	5,671	4,801
Reclassification adjustment for losses included in net income	33	10	23	32
Unrealized foreign currency translation gains (losses)	123	47	59	(21)
Other comprehensive income, net of tax	2,256	1,944	5,753	4,812

Comprehensive income, net of tax	$12,600	$12,037	$12,108	$26,271

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2025	2024	2025	2024
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,768,844	11,082,004	11,202,355	11,042,670
Common shares issued to Fox Paine & Company, LLC, designated as class A-2 common shares	—	—	550,000	—
Common shares issued under share incentive plans, net of forfeitures	—	51,293	—	65,182
Common shares issued to directors	21,640	25,145	38,129	50,590
Number at end of period	11,790,484	11,158,442	11,790,484	11,158,442
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$463,072	$456,179	$459,578	$454,791
Share compensation plans	744	1,371	4,238	2,759
Balance at end of period	$463,816	$457,550	$463,816	$457,550
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(6,913)	$(19,995)	$(10,410)	$(22,863)
Other comprehensive income:
Change in unrealized holding gains	2,133	1,897	5,694	4,833
Unrealized foreign currency translation gains (losses)	123	47	59	(21)
Other comprehensive income	2,256	1,944	5,753	4,812
Balance at end of period	$(4,657)	$(18,051)	$(4,657)	$(18,051)
Retained earnings:
Balance at beginning of period	$259,584	$251,474	$268,673	$244,988
Net income	10,344	10,093	6,355	21,459
Preferred share distributions	(110)	(110)	(220)	(220)
Distributions to shareholders ($0.35 per share per quarter in 2025 and 2024)	(4,997)	(4,774)	(9,987)	(9,544)
Balance at end of period	$264,821	$256,683	$264,821	$256,683
Number of treasury shares:
Number at beginning of period	1,287,768	1,271,241	1,287,768	1,271,241
Class A common shares purchased	—	16,527	—	16,527
Number at end of period	1,287,768	1,287,768	1,287,768	1,287,768
Treasury shares, at cost:
Balance at beginning of period	$(32,692)	$(32,163)	$(32,692)	$(32,163)
Class A common shares purchased, at cost	—	(529)	—	(529)
Balance at end of period	$(32,692)	$(32,692)	$(32,692)	$(32,692)
Total shareholders’ equity	$695,288	$667,490	$695,288	$667,490

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,355	$21,459
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	2,834	2,659
Restricted stock and stock option expense	4,238	2,759
Deferred federal income taxes	993	5,480
Amortization of bond premium and discount, net	13,319	(11,375)
Net realized investment gains	(263)	(1,052)
Loss (income) from equity method investments, net of distributions	957	(22)
Changes in:
Premium receivables, net	4,655	21,571
Reinsurance receivables, net	(711)	4,796
Funds held by ceding insurers	5,685	(10,152)
Unpaid losses and loss adjustment expenses	(24,264)	(6,393)
Unearned premiums	11,602	(1,018)
Reinsurance balances payable	(5,130)	(1,694)
Other assets and liabilities	(3,773)	11,647
Contingent commissions	(2,710)	(2,033)
Income tax receivable / payable	(1,325)	(2,494)
Deferred acquisition costs	(2,779)	1,336
Prepaid reinsurance premiums	(285)	1,460
Net cash provided by operating activities	9,398	36,934
Cash flows from investing activities:
Proceeds from sale of fixed maturities	87,361	51,491
Proceeds from maturity of fixed maturities	1,232,908	346,119
Proceeds from maturity of preferred stock	—	2,934
Proceeds from other invested assets	6,385	4,548
Purchases of fixed maturities	(1,275,510)	(422,767)
Net cash provided by (used for) investing activities	51,144	(17,675)
Cash flows from financing activities:
Distributions paid to common shareholders	(9,987)	(9,816)
Distributions paid to preferred shareholders	(220)	(220)
Purchases of class A common shares	—	(529)
Net cash used for financing activities	(10,207)	(10,565)
Net change in cash and cash equivalents	50,335	8,694
Cash and cash equivalents at beginning of period	17,009	38,037
Cash and cash equivalents at end of period	$67,344	$46,731

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2025
Fixed maturities:
U.S. treasuries	$572,608	$—	$38	$(265)	$572,381
Obligations of states and political subdivisions	15,923	—	—	(489)	15,434
Mortgage-backed securities	216,275	—	1,216	(2,500)	214,991
Asset-backed securities	158,153	—	1,141	(2,166)	157,128
Commercial mortgage-backed securities	66,382	—	395	(1,573)	65,204
Corporate bonds	223,657	—	898	(1,547)	223,008
Foreign corporate bonds	88,936	—	301	(1,039)	88,198
Total fixed maturities	$1,341,934	$—	$3,989	$(9,579)	$1,336,344

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Fixed maturities:
U.S. treasuries	$875,273	$—	$757	$(784)	$875,246
Obligations of states and political subdivisions	17,125	—	—	(790)	16,335
Mortgage-backed securities	61,905	—	299	(3,284)	58,920
Asset-backed securities	137,445	—	864	(2,882)	135,427
Commercial mortgage-backed securities	68,041	—	15	(2,488)	65,568
Corporate bonds	158,798	—	189	(2,891)	156,096
Foreign corporate bonds	76,052	—	81	(1,817)	74,316
Total fixed maturities	$1,394,639	$—	$2,205	$(14,936)	$1,381,908

As of June 30, 2025 and December 31, 2024, the Company’s investments in equity securities consist of preferred stock in the amounts of $12.6 million and $12.3 million, respectively.

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.0% and 1.7% of shareholders' equity at June 30, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$619,568	$619,117
Due in one year through five years	265,534	264,967
Due in five years through ten years	6,193	5,763
Due after ten years	9,829	9,174
Mortgage-backed securities	216,275	214,991
Asset-backed securities	158,153	157,128
Commercial mortgage-backed securities	66,382	65,204
Total	$1,341,934	$1,336,344

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2025. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$219,690	$(30)	$24,367	$(235)	$244,057	$(265)
Obligations of states and political subdivisions	—	—	15,434	(489)	15,434	(489)
Mortgage-backed securities	15,828	(213)	22,595	(2,287)	38,423	(2,500)
Asset-backed securities	26,815	(107)	43,088	(2,059)	69,903	(2,166)
Commercial mortgage-backed securities	4,934	(50)	44,422	(1,523)	49,356	(1,573)
Corporate bonds	4,543	(7)	66,229	(1,540)	70,772	(1,547)
Foreign corporate bonds	786	(40)	35,728	(999)	36,514	(1,039)
Total fixed maturities	$272,596	$(447)	$251,863	$(9,132)	$524,459	$(9,579)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of June 30, 2025 and December 31, 2024 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $5.6 million and $3.5 million as of June 30, 2025 and December 31, 2024, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2025, gross unrealized losses related to U.S. treasuries were $0.265 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of June 30, 2025, gross unrealized losses related to obligations of states and political subdivisions were $0.489 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of June 30, 2025, gross unrealized losses related to mortgage-backed securities were $2.500 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2025, gross unrealized losses related to asset backed securities were $2.166 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 37.9. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2025, gross unrealized losses related to the CMBS portfolio were $1.573 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 43.1. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2025, gross unrealized losses related to corporate bonds were $1.547 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2025, gross unrealized losses related to foreign bonds were $1.039 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2025 and December 31, 2024 was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Net unrealized gains (losses) from:
Fixed maturities	$(5,590)	$(12,731)
Foreign currency fluctuations	(184)	(259)
Deferred taxes	1,117	2,580
Accumulated other comprehensive income (loss), net of tax	$(4,657)	$(10,410)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and six months ended June 30, 2025 and 2024:

Quarter Ended June 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(6,644)	$(269)	$(6,913)
Other comprehensive income before reclassification, before tax	2,643	156	2,799
Amounts reclassified from accumulated other comprehensive income (loss), before tax	34	—	34
Other comprehensive income, before tax	2,677	156	2,833
Income tax expense	(545)	(32)	(577)
Ending balance, net of tax	$(4,512)	$(145)	$(4,657)

Quarter Ended June 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(19,779)	$(216)	$(19,995)
Other comprehensive income before reclassification, before tax	2,321	59	2,380
Amounts reclassified from accumulated other comprehensive income (loss), before tax	7	—	7
Other comprehensive income, before tax	2,328	59	2,387
Income tax expense	(431)	(12)	(443)
Ending balance, net of tax	$(17,882)	$(169)	$(18,051)

Six Months Ended June 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income before reclassification, before tax	7,120	75	7,195
Amounts reclassified from accumulated other comprehensive income (loss), before tax	21	—	21
Other comprehensive income, before tax	7,141	75	7,216
Income tax expense	(1,448)	(15)	(1,463)
Ending balance, net of tax	$(4,512)	$(145)	$(4,657)

Six Months Ended June 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income (loss) before reclassification, before tax	5,929	(27)	5,902
Amounts reclassified from accumulated other comprehensive income (loss), before tax	32	—	32
Other comprehensive income (loss), before tax	5,961	(27)	5,934
Income tax expense	(1,128)	6	(1,122)
Ending balance, net of tax	$(17,882)	$(169)	$(18,051)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2025 and 2024 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$34	$7
	Income tax expense (benefit)	(1)	3
	Total reclassifications, net of tax	$33	$10

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$21	$32
	Income tax expense	2	—
	Total reclassifications, net of tax	$23	$32

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed maturities:
Gross realized gains	$47	$43	$61	$49
Gross realized losses	(81)	(50)	(82)	(81)
Net realized gains (losses)	(34)	(7)	(21)	(32)
Equity securities:
Gross realized gains	161	214	284	1,089
Gross realized losses	—	(2)	—	(5)
Net realized gains (losses)	161	212	284	1,084
Total net realized investment gains	$127	$205	$263	$1,052

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$161	$212	$284	$1,084
Less: net gain (losses) recognized during the period on equity securities sold during the period	—	(255)	—	(266)
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$161	$467	$284	$1,350

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Fixed maturities	$87,361	$51,491
Equity securities	—	—

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed maturities	$14,909	$14,582	$29,296	$28,160
Equity securities	169	245	285	434
Cash and cash equivalents	750	662	1,606	1,321
Other invested assets	(608)	334	(694)	931
Total investment income	15,220	15,823	30,493	30,846
Investment expense	(513)	(512)	(1,004)	(1,015)
Net investment income	$14,707	$15,311	$29,489	$29,831

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net investment income	$14,707	$15,311	$29,489	$29,831
Net realized investment gains	127	205	263	1,052
Change in unrealized holding gains (losses)	2,833	2,387	7,216	5,934
Net realized and unrealized investment returns	2,960	2,592	7,479	6,986
Total investment return	$17,667	$17,903	$36,968	$36,817
Total investment return % (1)	1.2%	1.3%	2.6%	2.6%
Average investment portfolio (2)	$1,432,379	$1,426,266	$1,436,827	$1,412,821

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of June 30, 2025 and December 31, 2024, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Asset-Backed and Credit Securities

As of June 30, 2025, the Company held insurance enhanced municipal bonds with a market value of approximately $1.3 million which represented 0.1% of the Company’s total cash and invested assets, net of payable for securities. The financial guarantors of the Company’s $1.3 million municipal bonds include Assured Guaranty Corporation ($0.4 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at June 30, 2025.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of June 30, 2025 and December 31, 2024:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2025	December 31, 2024
On deposit with governmental authorities	$19,731	$19,378
Held in trust pursuant to third party requirements	162,539	158,964
Total (1)	$182,270	$178,342

(1)
Includes cash and cash equivalents of $5.5 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $22.1 million and $29.4 million as of June 30, 2025 and December 31, 2024. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIEs, which invests in distressed securities and assets, was $2.4 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $16.6 million and $16.8 million at June 30, 2025 and December 31, 2024, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $7.2 million and $8.9 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$572,381	$—	$—	$572,381
Obligations of states and political subdivisions	—	15,434	—	15,434
Mortgage-backed securities	—	214,991	—	214,991
Commercial mortgage-backed securities	—	65,204	—	65,204
Asset-backed securities	—	157,128	—	157,128
Corporate bonds	—	223,008	—	223,008
Foreign corporate bonds	—	88,198	—	88,198
Total fixed maturities	572,381	763,963	—	1,336,344
Equity securities	—	12,569	—	12,569
Total assets measured at fair value	$572,381	$776,532	$—	$1,348,913

	Fair Value Measurements
As of December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$875,246	$—	$—	$875,246
Obligations of states and political subdivisions	—	16,335	—	16,335
Mortgage-backed securities	—	58,920	—	58,920
Commercial mortgage-backed securities	—	65,568	—	65,568
Asset-backed securities	—	135,427	—	135,427
Corporate bonds	—	156,096	—	156,096
Foreign corporate bonds	—	74,316	—	74,316
Total fixed maturities	875,246	506,662	—	1,381,908
Equity securities	—	12,284	—	12,284
Total assets measured at fair value	$875,246	$518,946	$—	$1,394,192

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

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$2,387	$14,214	$2,628	$14,214
Mortgage Debt Fund, LP (2)	7,224	—	8,882	—
Global Debt Fund, LP (3)	12,461	—	17,903	—
Total	$22,072	$14,214	$29,413	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of June 30, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.4 million were received during the six months ended June 30, 2025.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.2 million for the quarters ended June 30, 2025 and 2024 and $0.0 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

During the quarters and six months ended June 30, 2025 and 2024, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$3,475	$4,423	$3,530	$4,796
Current period provision for expected credit losses	(66)	(367)	(79)	(173)
Write-offs	(38)	(13)	(80)	(580)
Ending balance	$3,371	$4,043	$3,371	$4,043

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at June 30, 2025 and December 31, 2024.

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

The Company’s income before income taxes is derived from its U.S. subsidiaries for the quarters and six months ended June 30, 2025 and 2024.

The Company uses the estimated annual effective tax rate method for calculating its interim tax provision. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The effective tax rate of 21.2% for the quarter ended June 30, 2025 was higher than the statutory tax rate of 21% primarily due to non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

The effective tax rate of 20.9% for the six months ended June 30, 2025 was lower than the statutory tax rate of 21% primarily due to Global Indemnity Group, LLC’s income being treated as a partnership for tax offset partially by non-deductible executive compensation.

The effective tax rate was 20.4% and 20.3% for the quarter and six months ended June 30, 2024. The effective tax rate is lower than the statutory tax rate of 21% primarily due to Global Indemnity Group, LLC’s income being treated as a partnership for tax offset partially by non-deductible executive compensation.

On July 4, 2025, the U.S enacted the One Big Beautiful Bill Act (the “Act”). The Act includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Company is currently assessing the impact on its consolidated financial statements but does not expect it to have a material effect on the consolidated financial statements.

6.
Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$794,848	$853,602	$800,391	$850,599
Less: ceded reinsurance receivables	62,731	71,814	60,754	72,829
Net balance at beginning of period	732,117	781,788	739,637	777,770
Net losses and loss adjustment expenses related to:
Current year	52,946	53,744	119,681	107,127
Prior years	2	(82)	5	(81)
Total net losses and loss adjustment expenses	52,948	53,662	119,686	107,046
Paid net losses and loss adjustment expenses related to:
Current year	15,785	18,489	33,776	24,086
Prior years	52,631	43,147	108,898	86,916
Total paid net losses and loss adjustment expenses	68,416	61,636	142,674	111,002
Net balance at end of period	716,649	773,814	716,649	773,814
Plus: ceded reinsurance receivables	59,478	70,392	59,478	70,392
Balance at end of period	$776,127	$844,206	$776,127	$844,206

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2025, the Company's adjustments to prior accident year loss reserves netted to an increase of less than $0.1 million.

•
Belmont Insurance Companies - Core (“Belmont Core”) had an increase of $1.4 million consisting of (i) $4.2 million decrease for property lines primarily related to the 2022 through 2024 accident years and (ii) $5.6 million increase for casualty lines primarily related to the 2020 through 2022 accident years.
•
Belmont Insurance Companies - Non-Core ("Belmont Non-Core") had an decrease of $1.4 million mainly driven by its property lines for the 2020 through 2022 accident years.

During the second quarter of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Belmont Core had a decrease of $0.5 million consisting of (i) $0.4 million decrease for property lines related to the 2020 through 2022 accident years and (ii) $0.1 million decrease for casualty lines across various accident years.
•
Belmont Non-Core had an increase of $0.4 million driven by its casualty lines across various accident years.

During the first six months of 2025, the Company's adjustments to prior accident year loss reserves netted to an increase of less than $0.1 million.

•
Belmont Core had an increase of $1.4 million consisting of (i) $4.6 million decrease for property lines primarily related to the 2022 through 2024 accident years and (ii) $6.0 million increase for casualty lines primarily related to the 2020 through 2022 accident years.
•
Belmont Non-Core had a decrease of $1.4 million mainly driven by its property lines for the 2020 through 2022 accident years.

During the first six months of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Belmont Core had a decrease of $0.4 million consisting of (i) $0.3 million decrease for property lines related to the 2020 and 2021 accident years and (ii) $0.1 million decrease for casualty lines across various accident years.
•
Belmont Non-Core had an increase of $0.3 million consisting of (i) $0.5 million increase for property lines in the 2019, 2020 and 2022 accident years, (ii) a $0.5 million increase in aggregate for casualty lines across various accident years, and (iii) $0.7 million decrease in reinsurance across various accident years.

7.
Shareholders’ Equity

Amendment of the Limited Liability Company Agreement

Effective January 16, 2025, the Company amended and restated its Second Amended and Restated Limited Liability Company Agreement (such amended and restated agreement, the Third Amended and Restated Limited Liability Company Agreement (“LLCA”)). The LLCA incorporates certain amendments, including, the authorization of 5,000,000 class A common shares that the Board may designate as class A-2 common shares pursuant to a grant agreement, as well as establishing the rights of the class A common shares designated as class A-2 common shares.

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

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarter and six months ended June 30, 2025. As of June 30, 2025, the Company’s remaining authorization to repurchase shares is $101.0 million.

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

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the six months ended June 30, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
June 5, 2025	June 20, 2025	June 27, 2025	4,997
Total			$9,987

Quarterly distribution payments of $0.35 per common share were declared during the six months ended June 30, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
Various (1)	Various	Various	18
Total			$9,544

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended June 30, 2025 and 2024 and $0.2 million in each of the six months ended June 30, 2025 and 2024.

There were no accrued distributions related to common shares as of June 30, 2025 and December 31, 2024. Accrued preferred distributions were less than $0.1 million as of both June 30, 2025 and December 31, 2024 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on the Company’s distribution program.

8.
Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of June 30, 2025. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended June 30, 2025 and 2024 and management fee expense of $1.6 million was incurred during each of the six months ended June 30, 2025 and 2024, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.6 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

Greenberg Traurig, LLP’s

Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023. Effective January 17, 2025, Fred Karlinsky was appointed to the Audit Committee, and as a result, the Company is precluded from obtaining legal services from Greenberg Traurig, LLP. The Company did not incur any costs for legal services rendered by Greenberg Traurig, LLP during the quarter and six months ended June 30, 2025. The Company incurred less than $0.2 million for legal service rendered by Greenberg Traurig, LLP during both the quarter and six months ended June 30, 2024.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 8 above for additional information pertaining to this management agreement.

10.
Share-Based Compensation Plans

Options

During the six months ended June 30, 2025, the Company granted 50,000 Time-Based Stock Options at a strike price of $36.25. These Time-Based Stock Options will vest on December 31, 2028. During the six months ended June 30, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options vested in four equal tranches of 25% on the first business day of each quarter in 2024. Of the remaining 350,000 Time-Based Stock Options, one-third vested on March 6, 2025, one-third will vest on March 6, 2026, and one-third will vest on March 6, 2027. No stock options were granted during the quarters ended June 30, 2025 or 2024. No unvested stock options were forfeited during the quarters and six months ended June 30, 2025 or 2024.

Advisory Fee related to Internal Reorganization

See Note 7 and 8 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares issued to Fox Paine & Company, LLC.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and six months ended June 30, 2025 and 2024. There were no restricted class A common shares or restricted stock units forfeited during the quarters and six months ended June 30, 2025 and 2024.

There were no restricted stock units that vested during the quarter and six months ended June 30, 2025. There were 51,293 and 65,182 restricted stock units that vested during the quarter and six months ended June 30, 2024, respectively. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended June 30, 2025 and 2024, the Company granted 21,640 and 25,145 class A common shares, respectively, at a weighted average grant date value of $29.73 and $31.23 per share, respectively, to non-employee directors of the Company under the Plan. During the six months ended June 30, 2025 and 2024, the Company granted 38,129 and 50,590 class A common shares, respectively, at a weighted average grant date value of $32.05 and $30.55 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

11.
Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$10,344	$10,093	$6,355	$21,459
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$10,234	$9,983	$6,135	$21,239

Denominator:
Weighted average shares for basic earnings per share	14,274,926	13,609,618	14,072,225	13,594,414
Options	66,325	68,290	88,413	64,740
Weighted average shares for diluted earnings per share	14,341,251	13,677,908	14,160,638	13,659,154

Net income per share available to common shareholders
Basic	$0.72	$0.73	$0.44	$1.56
Diluted	$0.71	$0.73	$0.43	$1.55

The weighted average shares outstanding used to determine dilutive earnings per share does not include 483,338 options and 283,338 options for the quarter and six months ended June 30, 2025, respectively, and 550,000 options for both the quarter and six months ended June 30, 2024 which were deemed to be anti-dilutive.

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

As a result of this reorganization, the Company’s reportable segments are now structured under two holding companies:

•
Penn-America Underwriters, LLC consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson and Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses: Liberty Insurance Adjustment Agency, Inc., a claims adjustment and claims service business, and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
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

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson and Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses:

Liberty Insurance Adjustment Agency, Inc., a claims adjustment and claims service business, and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
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

The following are tabulations of business segment information for the quarters and six months ended June 30, 2025 and 2024. Corporate information is included to reconcile segment data to the consolidated financial statements. Segment results for the quarter and six months ended June 30, 2024 have been recast to conform to the new reportable segments.

Quarter Ended June 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$109,819	$(3,018)	$—	$106,801
Net written premiums	$—	$106,873	$(2,959)	$—	$103,914
Net earned premiums	$—	$97,513	$(2,367)	$—	$95,146
Commission and service fee income (1)	14,851	—	—	(14,851)	—
Policy and installment fee income	499	—	41	—	540
Total segment revenues	15,350	97,513	(2,326)	(14,851)	95,686
Reconciliation of revenue
Net investment income					14,707
Net realized investment gains					127
Total consolidated revenues					$110,520

Less: (2)
Net losses and loss adjustment expenses	—	56,109	(2,829)	(332)	52,948
Net commission expenses	—	34,079	(780)	(11,456)	21,843
Other underwriting expenses (3)	13,042	4,591	502	(3,063)	15,072
Income from segments	$2,308	$2,734	$781	$—	$5,823

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,707
Net realized investment gains					127
Corporate expenses					(7,528)
Income before income taxes					13,129
Income tax expense					2,785
Net income					$10,344

Segment assets	$33,730	$154,811	$85,360	$(19,644)	254,257
Corporate assets					1,466,328
Total assets					$1,720,585

(1)
Consists of intersegment revenues, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

Quarter Ended June 30, 2024 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$100,552	$154	$—	$100,706
Net written premiums	$—	$97,602	$149	$—	$97,751
Net earned premiums	$—	$89,353	$3,461	$—	$92,814
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	344	13	—	357
Total segment revenues	—	89,697	3,474	—	93,171
Reconciliation of revenue
Net investment income					15,311
Net realized investment gains					205
Total consolidated revenues					$108,687

Less: (1)
Net losses and loss adjustment expenses	—	51,126	2,536	—	53,662
Net commission expenses	—	20,589	1,094	—	21,683
Other underwriting expenses (2)	—	13,309	976	—	14,285
Income (loss) from segments	$—	$4,673	$(1,132)	$—	$3,541

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					15,311
Net realized investment gains					205
Corporate expenses					(6,383)
Income before income taxes					12,674
Income tax expense					2,581
Net income					$10,093

Segment assets	$—	$152,534	$108,847	$—	261,381
Corporate assets					1,477,168
Total assets					$1,738,549

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

Six Months Ended June 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$208,208	$(2,732)	$—	$205,476
Net written premiums	$—	$202,507	$(2,729)	$—	$199,778
Net earned premiums	$—	$189,773	$(1,311)	$—	$188,462
Commission and service fee income (1)	28,900	—	—	(28,900)	—
Policy and installment fee income	886	—	71	—	957
Total segment revenues	29,786	189,773	(1,240)	(28,900)	189,419
Reconciliation of revenue
Net investment income					29,489
Net realized investment gains					263
Total consolidated revenues					$219,171

Less: (2)
Net losses and loss adjustment expenses	—	122,561	(2,210)	(665)	119,686
Net commission expenses	—	66,483	(279)	(22,027)	44,177
Other underwriting expenses (3)	25,674	9,577	1,202	(6,208)	30,245
Income (loss) from segments	$4,112	$(8,848)	$47	$—	$(4,689)

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					29,489
Net realized investment gains					263
Corporate expenses					(17,028)
Income before income taxes					8,035
Income tax expense					1,680
Net income					$6,355

Segment assets	$33,730	$154,811	$85,360	$(19,644)	254,257
Corporate assets					1,466,328
Total assets					$1,720,585

(1)
Consists of intersegment revenues, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities

Six months ended June 30, 2024 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$194,600	$(406)	$—	$194,194
Net written premiums	$—	$190,198	$(362)	$—	$189,836
Net earned premiums	$—	$178,485	$10,908	$—	$189,393
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	683	19	—	702
Total segment revenues	—	179,168	10,927	—	190,095
Reconciliation of revenue
Net investment income					29,831
Net realized investment gains					1,052
Total consolidated revenues					$220,978

Less: (1)
Net losses and loss adjustment expenses	—	100,035	7,011	—	107,046
Net commission expenses	—	41,480	3,626	—	45,106
Other underwriting expenses (2)	—	27,345	1,786	—	29,131
Income (loss) from segments	$—	$10,308	$(1,496)	$—	$8,812

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					29,831
Net realized investment gains					1,052
Corporate expenses					(12,756)
Income before income taxes					26,939
Income tax expense					5,480
Net income					$21,459

Segment assets	$—	$152,534	$108,847	$—	261,381
Corporate assets					1,477,168
Total assets					$1,738,549

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

13.
New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2025.

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

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services consists of (i) three agencies: Penn-America Insurance Services, LLC, J.H. Ferguson and Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC that source, underwrite, and service policies and (ii) two strategic insurance product and service businesses: Liberty Insurance Adjustment Agency, Inc., a claims adjustment and claims service business, and Kaleidoscope Insurance Technologies, Inc., a proprietary insurance software and services provider.
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

Segment results for the quarter and six months ended June 30, 2024 have been recast to conform to the new reportable segments.

Financial Highlights

2025 Second Quarter Results of Operations

•
Gross written premiums increased 6.1% to $106.8 million.
•
Current accident year underwriting income increased 61% to $5.6 million for 2025 compared to $3.5 million of underwriting income for the same period in 2024.
•
Net investment income of $14.7 million in 2025 was 3.9% lower than the same period in 2024 due to loss from investment in limited partnerships of $0.6 million. Net investment income from the Company's fixed maturities portfolio increased 2.3% to $15.3 million. Book yield on the fixed maturities portfolio increased to 4.54% at June 30, 2025 from 4.49% at March 31, 2025.
•
Current accident year combined ratio was 94.6% in 2025 compared to 96.7% for the same period in 2024.
•
Net income of $10.3 million, or $0.71 per share diluted, in 2025 compared to $10.1 million, or $0.73 per share diluted, for the same period in 2024.

2025 Second Quarter Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at June 30, 2025 and December 31, 2024; fixed maturities and cash comprise 98% of total investments.
•
Total assets of $1.7 billion at June 30, 2025 and December 31, 2024.
•
No debt at June 30, 2025 and December 31, 2024.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $639.3 million, comprising $522.2 million of share repurchases and $117.1 million of distributions / dividends. This includes $10.2 million of distributions during 2025.
•
Shareholders' equity increased by $6.1 million to $695.3 million at June 30, 2025 from $687.1 million at March 31, 2025.
•
Book value per common share increased to $48.35 at June 30, 2025 from $47.85 at March 31, 2025.

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Gross written premiums	$106,801	$100,706	6.1%	$205,476	$194,194	5.8%
Net written premiums	$103,914	$97,751	6.3%	$199,778	$189,836	5.2%

Net earned premiums	$95,146	$92,814	2.5%	$188,462	$189,393	(0.5%)
Other income	540	357	51.3%	957	702	36.3%
Total revenues	95,686	93,171	2.7%	189,419	190,095	(0.4%)
Losses and expenses:
Net losses and loss adjustment expenses	52,948	53,662	(1.3%)	119,686	107,046	11.8%
Acquisition costs and other underwriting expenses	36,915	35,968	2.6%	74,422	74,237	0.2%
Underwriting income (loss)	5,823	3,541	64.4%	(4,689)	8,812	(153.2%)
Net investment income	14,707	15,311	(3.9%)	29,489	29,831	(1.1%)
Net realized investment gains	127	205	(38.0%)	263	1,052	(75.0%)
Corporate expenses	(7,528)	(6,383)	17.9%	(17,028)	(12,756)	33.5%
Income before income taxes	13,129	12,674	3.6%	8,035	26,939	(70.2%)
Income tax expense	(2,785)	(2,581)	7.9%	(1,680)	(5,480)	(69.3%)
Net income	$10,344	$10,093	2.5%	$6,355	$21,459	(70.4%)

Underwriting Ratios:
Loss ratio (1):	55.6%	57.8%		63.5%	56.5%
Expense ratio (2)	38.8%	38.8%		39.5%	39.2%
Combined ratio (3)	94.4%	96.6%		103.0%	95.7%

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

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended June 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$97,774	$94,057	$31	$11	$97,805	$94,068
Assumed written premiums (2)	12,045	6,495	(3,049)	143	8,996	6,638
Gross written premiums (3)	$109,819	$100,552	$(3,018)	$154	$106,801	$100,706
Net written premiums (4)	$106,873	$97,602	$(2,959)	$149	$103,914	$97,751

	Six Months Ended June 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$185,240	$185,189	$118	$103	$185,358	$185,292
Assumed written premiums (2)	22,968	9,411	(2,850)	(509)	20,118	8,902
Gross written premiums (3)	$208,208	$194,600	$(2,732)	$(406)	$205,476	$194,194
Net written premiums (4)	$202,507	$190,198	$(2,729)	$(362)	$199,778	$189,836

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

Gross written premiums increased by 6.1% to $106.8 million for the quarter ended June 30, 2025 compared to $100.7 million for the same period in 2024 and increased 5.8% to $205.5 million for the six months ended June 30, 2025 compared to $194.2 million for the same period in 2024.

Direct written premium produced by the Agency and Insurance Services segment for Belmont Core:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Wholesale Commercial	$69,075	$63,877	8.1%	$133,957	$124,932	7.2%
Vacant Express	12,370	9,731	27.1%	23,291	18,585	25.3%
Collectibles	4,186	4,014	4.3%	8,285	7,668	8.0%
Direct written premiums excluding specialty products	85,631	77,622	10.3%	165,533	151,185	9.5%
Specialty Products	12,143	16,435	(26.1%)	19,707	34,004	(42.0%)
Total direct written premiums	$97,774	$94,057	4.0%	$185,240	$185,189	0.0%

•
In the aggregate, direct written premiums for Wholesale Commercial, Vacant Express, and Collectibles grew by 10.3% and 9.5% for the quarter and six months ended June 30, 2025, respectively, as compared to same periods in 2024. This growth was driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products.
•
Direct written premiums for Specialty Products declined by 26.1% and 42.0% for the quarter and six months ended June 30, 2025, respectively, as compared to same periods in 2024 due to terminating products not meeting profitability expectations. Excluding terminated business, growth in direct written premiums would have been 32.4% and 20.4% for the quarter and six months ended June 30, 2025, respectively.

Assumed written premium produced by the Belmont segments:

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Belmont Core	$12,045	$6,495	85.5%	$22,968	$9,411	144.1%
Belmont Non-Core	(3,049)	143	NM	(2,850)	(509)	NM
Total assumed written premiums	$8,996	$6,638	35.5%	$20,118	$8,902	126.0%

NM - not meaningful

•
Belmont Core's assumed business grew to $12.0 million and $23.0 million for the quarter and six months ended June 30, 2025, respectively, from $6.5 million and $9.4 million for the same period in 2024 due to new treaties incepting during 2024 and 2025.
•
Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Underwriting Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios are as follows:

	Quarters Ended June 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$97,513	$89,353	$(2,367)	$3,461	$—	$—	$95,146	$92,814
Commission and service fee income (1)	14,851	—	—	—	—	—	(14,851)	—	—	—
Policy and installment fee income	499	—	—	344	41	13	—	—	540	357
Total revenues	15,350	—	97,513	89,697	(2,326)	3,474	(14,851)	—	95,686	93,171
Losses and expenses:
Net losses and loss adjustment expenses	—	—	56,109	51,126	(2,829)	2,536	(332)	—	52,948	53,662
Net commission expenses	—	—	34,079	20,589	(780)	1,094	(11,456)	—	21,843	21,683
Other underwriting expenses	13,042	—	4,591	13,309	502	976	(3,063)	—	15,072	14,285
Total losses and expenses	13,042	—	94,779	85,024	(3,107)	4,606	(14,851)	—	89,863	89,630
Underwriting income (loss)	$2,308	$—	$2,734	$4,673	$781	$(1,132)	$—	$—	$5,823	$3,541

Underwriting Ratios:
Loss ratio:
Current accident year			56.1%	57.7%	62.3%	62.2%			55.6%	57.9%
Prior accident year			1.4%	(0.5%)	57.2%	11.1%			—	(0.1%)
Calendar year loss ratio			57.5%	57.2%	119.5%	73.3%			55.6%	57.8%
Expense ratio			39.7%	38.0%	11.8%	59.8%			38.8%	38.8%
Combined ratio			97.2%	95.2%	131.3%	133.1%			94.4%	96.6%

Accident year combined ratio			95.7%	95.7%	63.6%	122.0%			94.6%	96.7%

(1) Consists of intersegment revenues, which are eliminated in consolidation.

The Company generated underwriting income of $5.8 million for the quarter ended June 30, 2025 compared to $3.5 million of underwriting income for the same period in 2024. The current accident year combined ratio improved 2.1 points to 94.6% for the quarter ended June 30, 2025 from 96.7% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 9.1% to $97.5 million for the quarter ended June 30, 2025 compared to $89.4 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $40.4 million and $39.1 million for the quarters ended June 30, 2025 and 2024, respectively. Casualty net earned premiums were $57.1 million and $50.2 million for the quarters ended June 30, 2025 and 2024, respectively.
•
Agency and Insurance Services segment recorded $11.5 million of commission income on direct premiums produced for Belmont Core and $3.4 million of service fee income for technology and claims services provided to Belmont Core and Non-Core segments during the quarter ended June 30, 2025. There were no revenues for

2024 since these affiliated agreements incepted on January 1, 2025. The commission and service fee income for the Agency and Insurance Services segment are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $0.5 million and $0.4 million for the quarters ended June 30, 2025 and 2024, respectively.
•
The current accident year loss ratio improved by 2.3 points to 55.6% for the quarter ended June 30, 2025 compared to 57.9% for the same period in 2024 primarily driven by an improvement in the non-catastrophe property loss ratio.
•
Net losses and loss adjustment expenses related to prior accident years were less than $0.1 million for the quarters ended June 30, 2025 and 2024. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

	Six Months Ended June 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$189,773	$178,485	$(1,311)	$10,908	$—	$—	$188,462	$189,393
Commission and service fee income (1)	28,900	—	—	—	—	—	(28,900)	—	—	—
Policy and installment fee income	886	—	—	683	71	19	—	—	957	702
Total revenues	29,786	—	189,773	179,168	(1,240)	10,927	(28,900)	—	189,419	190,095
Losses and expenses:
Net losses and loss adjustment expenses	—	—	122,561	100,035	(2,210)	7,011	(665)	—	119,686	107,046
Net commission expenses	—	—	66,483	41,480	(279)	3,626	(22,027)	—	44,177	45,106
Other underwriting expenses	25,674	—	9,577	27,345	1,202	1,786	(6,208)	—	30,245	29,131
Total losses and expenses	25,674	—	198,621	168,860	(1,287)	12,423	(28,900)	—	194,108	181,283
Underwriting income (loss)	$4,112	$—	$(8,848)	$10,308	$47	$(1,496)	$—	$—	$(4,689)	$8,812

Underwriting Ratios:
Loss ratio:
Current accident year			63.9%	56.3%	63.0%	61.1%			63.5%	56.6%
Prior accident year			0.7%	(0.3%)	105.6%	3.2%			—	(0.1%)
Calendar year loss ratio			64.6%	56.0%	168.6%	64.3%			63.5%	56.5%
Expense ratio			40.1%	38.6%	(70.4%)	49.6%			39.5%	39.2%
Combined ratio			104.7%	94.6%	98.2%	113.9%			103.0%	95.7%

Accident year combined ratio			104.0%	94.8%	(15.8%)	110.7%			103.0%	95.8%

(1) Consists of intersegment revenues, which are eliminated in consolidation.

Underwriting loss of $4.7 million for the six months ended June 30, 2025 includes net losses and loss adjustment expenses related to California Wildfires in January 2025 ("California Wildfires"), totaling $15.7 million, compared to $8.8 million of underwriting income for the same period in 2024. Excluding California Wildfires, the underwriting income was $11.0 million for the six months ended June 30, 2025. The current accident year combined ratio, excluding the impact of the

California Wildfires of 8.3 points, was 94.7% for the six months ended June 30, 2025 compared to 95.8% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 6.3% to $189.8 million for the six months ended June 30, 2025 compared to $178.5 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $78.1 million and $79.0 million for the six months ended June 30, 2025 and 2024, respectively. Casualty net earned premiums were $111.7 million and $99.5 million for the six months ended June 30, 2025 and 2024, respectively.
•
Agency and Insurance Services segment recorded $22.0 million of commission income on direct premiums produced for Belmont Core and $6.9 million of service fee income for technology and claims services provided to Belmont Core and Non-Core segments for the six months ended June 30, 2025. There were no revenues for 2024 since these affiliated agreements incepted on January 1, 2025. The commission and service fee income for the Agency and Insurance Services segment are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $1.0 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.
•
The current accident year loss ratio increased by 6.9 points to 63.5% for the six months ended June 30, 2025 compared to 56.6% for the same period in 2024 driven by the California Wildfires which impacted the current accident year loss ratio by 8.3 points.
•
Net losses and loss adjustment expenses related to prior accident years were less than $0.1 million for the six months ended June 30, 2025 and 2024. Please see Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended June 30,			Quarters Ended June 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property
Non-catastrophe	$16,206	$18,500	(12.4%)	40.0%	47.4%	(7.4)
Catastrophe	5,202	3,523	47.7%	12.9%	9.0%	3.9
Total property	21,408	22,023	(2.8%)	52.9%	56.4%	(3.5)
Casualty	31,538	31,721	(0.6%)	57.7%	59.0%	(1.3)
Total accident year	$52,946	$53,744	(1.5%)	55.6%	57.9%	(2.3)

•
The current accident year non-catastrophe property loss ratio improved by 7.4 points during the quarter ended June 30, 2025 as compared to the same period in 2024 driven by lower claims frequency.

•
The current accident year catastrophe loss ratio increased by 3.9 points during the quarter ended June 30, 2025 as compared to the same period in 2024 recognizing higher claims severity.

•
The current accident year casualty loss ratio improved by 1.3 points during the quarter ended June 30, 2025 mainly driven by improved pricing from rate increases in 2024.

	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property losses
Non-catastrophe	$33,174	$35,247	(5.9%)	42.4%	44.6%	(2.2)
Catastrophe	23,069	6,796	239.4%	29.5%	8.6%	20.9
Property losses	56,243	42,043	33.8%	71.9%	53.2%	18.7
Casualty losses	63,438	65,084	(2.5%)	57.5%	59.0%	(1.5)
Total accident year losses	$119,681	$107,127	11.7%	63.5%	56.6%	6.9

•
The current accident year non-catastrophe property loss ratio was 42.4% for the six months ended June 30, 2025 compared to 44.6% for the same period in 2024, an improvement of 2.2 points driven by lower claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses increased to $23.1 million for the six months ended June 30, 2025 compared to $6.8 million for the same period in 2024. Excluding the California Wildfires, catastrophe net losses and loss adjustment expenses would have been $7.4 million or a loss ratio of 9.4% for the six months ended June 30, 2025 compared to $6.8 million of catastrophe net losses and loss adjustment expenses or an 8.6% catastrophe loss ratio for the same period in 2024.

•
The current accident year casualty loss ratio improved by 1.5 points for the six months ended June 30, 2025 mainly driven by improved pricing from rate increases in 2024.

The following table summarizes the components of the expense ratio for the quarters and six months ended June 30, 2025 and 2024:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2025	2024	Change	2025	2024	Change
Net commission expenses	23.0%	23.4%	(0.4)	23.4%	23.8%	(0.4)
Other underwriting expenses	15.8%	15.4%	0.4	16.1%	15.4%	0.7
Expense Ratio	38.8%	38.8%	0.0	39.5%	39.2%	0.3

•
The increase in the expense ratio for the six months ended June 30, 2025 is primarily due to decline in earned premiums within Belmont Non-Core partially offset by a decrease in the commission expense ratio due to mix of business.

Net investment income

Net investment income decreased 3.9% to $14.7 million for the quarter ended June 30, 2025 from $15.3 million for the same period in 2024 and decreased 1.1% to $29.5 million for the six months ended June 30, 2025 from $29.8 million for the same period in 2024 mainly driven by performance in limited partnerships offset by improved yield on fixed maturities.

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Fixed maturities	$15,315	$14,977	338	$30,183	$28,900	1,283
Limited partnerships	(608)	334	(942)	(694)	931	(1,625)
Net investment income	$14,707	$15,311	(604)	$29,489	$29,831	(342)

•
Net investment income from the Company’s fixed maturities portfolio increased 2.3% and 4.4% for the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 due to an improved yield. The book yield on the Company’s fixed maturities portfolio was 4.54% and 4.47% as of June 30, 2025 and June 30, 2024, respectively. During the six months ended June 30, 2025, approximately $400 million of the fixed maturities portfolio was reinvested at 5.5%, consisting of high quality corporates and structured securities. As a result of this strategy, duration increased to 1.2 as of June 30, 2025 compared to duration of 0.8 as of December 31, 2024.
•
Income from limited partnerships declined to a loss of $0.7 million for the six months ended June 30, 2025 compared to a gain of $0.9 million for the same period in 2024 mainly due to the decline in fair value in one of the Company's limited partnership investments.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating and consist of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Structured bonds (1)	$437,323	$259,915
Other fixed maturities	326,640	246,747
U.S. treasuries	572,381	875,246
Total fixed maturities	$1,336,344	$1,381,908

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.6 years as of June 30, 2025, compared with 0.5 years as of December 31, 2024. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains

The components of net realized investment gains for the quarters and six months ended June 30, 2025 and 2024 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Equity securities	$161	$212	$284	$1,084
Fixed maturities	(34)	(7)	(21)	(32)
Net realized investment gains	$127	$205	$263	$1,052

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2025 and 2024.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses increased $1.1 million to $7.5 million for the quarter ended June 30, 2025 from $6.4 million for the same period in 2024 primarily due to an increase in professional fees related to Company’s newly formed agency and insurance services companies.

Corporate expenses increased $4.3 million to $17.0 million for the six months ended June 30, 2025 compared to $12.8 million for the same period in 2024 primarily driven by $2.9 million of advisory fees consisting mainly of stock compensation approved and granted by the Board of Directors to Fox Paine & Company, LLC in the first quarter of 2025 related to the Company’s internal reorganization and employee costs and professional fees related to investment in the Company’s newly formed agency and insurance services companies. See Note 8 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the advisory fee.

Income Tax Expense

Income tax expense was $2.8 million on net income before tax of $13.1 million for the quarter ended June 30, 2025. This compares to income tax expense of $2.6 million on net income before tax of $12.7 million for the same period in 2024.

Income tax expense was $1.7 million on net income before tax of $8.0 million for the six months ended June 30, 2025. This compares to income tax expense of $5.5 million on net income before tax of $26.9 million for the same period in 2024.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The Company had net income of $10.3 million during the quarter ended June 30, 2025 compared to net income of $10.1 million for the same period in 2024. The Company had net income of $6.4 million during the six months ended June 30, 2025. Excluding the California Wildfires net losses and loss adjustment expenses of $12.2 million after tax, net income would have been $18.8 million for the six months ended June 30, 2025 compared to net income of $21.5 million for the same period in 2024.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at June 30, 2025. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $776.1 million and $800.4 million as of June 30, 2025 and December 31, 2024, respectively, and net reserves of $716.6 million and $739.6 million as of June 30, 2025 and December 31, 2024, respectively. A breakout of the Company’s gross and net reserves is as follows:

	June 30, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$151,344	$299,491	$450,835	$150,705	$290,806	$441,511
Belmont Non-Core	109,274	216,018	325,292	73,667	201,471	275,138
Total	$260,618	$515,509	$776,127	$224,372	$492,277	$716,649

	December 31, 2024
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$146,261	$298,925	$445,186	$146,197	$289,955	$436,152
Belmont Non-Core	104,145	251,060	355,205	67,055	236,430	303,485
Total	$250,406	$549,985	$800,391	$213,252	$526,385	$739,637

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $119.7 million for claims occurring during the six months ended June 30, 2025:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(17,354)	(11,669)	(5,984)	(299)	5,386
	-3%	(15,199)	(9,395)	(3,590)	2,214	8,019
	-2%	(14,122)	(8,258)	(2,394)	3,471	9,335
	-1%	(13,045)	(7,121)	(1,197)	4,727	10,652
	0%	(11,968)	(5,984)	—	5,984	11,968
	1%	(10,891)	(4,847)	1,197	7,241	13,285
	2%	(9,814)	(3,710)	2,394	8,497	14,601
	3%	(8,737)	(2,573)	3,590	9,754	15,918
	5%	(6,582)	(299)	5,984	12,267	18,551

The Company’s net reserves for losses and loss adjustment expenses of $716.6 million as of June 30, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Reconciliation of non-GAAP financial measures and ratios

The tables below reconcile the non-GAAP financial measures or ratios, which excludes the impact of prior accident year adjustments and the California Wildfires, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP financial measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's segments may be obscured by prior accident year adjustments and the California Wildfires. These non-GAAP financial measures or ratios should not be considered as a substitute for the most directly comparable GAAP measures or ratios and do not reflect the overall underwriting profitability of the Company.

	Quarters Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property
Non catastrophe property excluding the effect of prior accident year (1)	$16,206	40.0%	$18,500	47.4%	$33,174	42.4%	$35,247	44.6%
Effect of prior accident year	(5,619)	(13.9%)	(851)	(2.2%)	(6,179)	(7.9%)	(987)	(1.2%)
Non catastrophe property (2)	$10,587	26.1%	$17,649	45.2%	$26,995	34.5%	$34,260	43.4%

Catastrophe excluding the effect of prior accident year (1)	$5,202	12.9%	$3,523	9.0%	$23,069	29.5%	$6,796	8.6%
Effect of prior accident year	(377)	(0.9%)	426	1.1%	(634)	(0.8%)	368	0.5%
Catastrophe (2)	$4,825	12.0%	$3,949	10.1%	$22,435	28.7%	$7,164	9.1%

Total property excluding the effect of prior accident year (1)	$21,408	52.9%	$22,023	56.4%	$56,243	71.9%	$42,043	53.2%
Effect of prior accident year	(5,996)	(14.8%)	(425)	(1.1%)	(6,813)	(8.7%)	(619)	(0.7%)
Total property (2)	$15,412	38.1%	$21,598	55.3%	$49,430	63.2%	$41,424	52.5%

Casualty
Total casualty excluding the effect of prior accident year (1)	$31,538	57.7%	$31,721	59.0%	$63,438	57.5%	$65,084	59.0%
Effect of prior accident year	5,998	10.9%	343	0.6%	6,818	6.2%	538	0.5%
Total casualty (2)	$37,536	68.6%	$32,064	59.6%	$70,256	63.7%	$65,622	59.5%

Total
Total property and casualty excluding the effect of prior accident year (1)	$52,946	55.6%	$53,744	57.9%	$119,681	63.5%	$107,127	56.6%
Effect of prior accident year	2	—	(82)	(0.1%)	5	—	(81)	(0.1%)
Total property and casualty (2)	$52,948	55.6%	$53,662	57.8%	$119,686	63.5%	$107,046	56.5%

(1)
Non-GAAP financial measure / ratio.
(2)
Most directly comparable GAAP measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024

Current accident year underwriting income excluding California Wildfires
Underwriting income (loss) (1)	$(4,689)	$8,812
Effect of prior accident year	(53)	(81)
Current accident year underwriting income (loss) (2)	(4,742)	8,731
California Wildfires net losses and loss adjustment expenses	15,684	—
Current accident year underwriting income excluding California Wildfires (2)	$10,942	$8,731

Net income excluding California Wildfires
Net income (loss) (1)	$6,355	$21,459
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	12,406	—
Net income excluding California Wildfires (2)	$18,761	$21,459

Underwriting income excluding California Wildfires net losses and loss adjustment expenses
Underwriting income (loss) (1)	$(4,689)	$8,812
California Wildfires net losses and loss adjustment expenses	15,684	—
Underwriting income excluding California Wildfires (2)	$10,995	$8,812

Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires
Current accident year catastrophe net losses and loss adjustment expenses (4)	$23,069	$6,796
California Wildfires net losses and loss adjustment expenses	(15,684)	—
Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires (2)	$7,385	$6,796

Current accident year combined ratio excluding California Wildfires
Combined ratio (1)	103.0%	95.7%
Effect of prior accident year	—	0.1%
Current accident year combined ratio (2)	103.0%	95.8%
Impact of California Wildfires	(8.3%)	—
Current accident year combined ratio excluding California Wildfires (2)	94.7%	95.8%

Current accident year catastrophe loss ratio excluding California Wildfires (2)
Current accident year catastrophe loss ratio (4)	29.5%	8.6%
Impact of California Wildfires	(20.1%)	—
Current accident year catastrophe loss ratio excluding California Wildfires (2)	9.4%	8.6%

(1) Most directly comparable GAAP measure / ratio.

(2) Non-GAAP financial measure / ratio.

(3) Represents net losses and loss adjustment expenses of $15.7 million less tax benefit of $3.3 million.

(4) See previous table for reconciliation of non-GAAP financial measures or ratios for current accident year catastrophe net losses and loss adjustment expenses.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity Group, LLC is a holding company. Its principal assets are its ownership in the shares of (i) Belmont Holdings GX, Inc., an insurance holding company that owns the following insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company, and (ii) Penn-America Underwriters, LLC, an agency and specialized service holding company.

Global Indemnity Group, LLC’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. In order to meet its current short-term and long-term needs, its principal sources of cash include investment income, interest and principal payments on intercompany debt with Belmont Holdings GX, Inc., and reimbursement for equity awards granted to employees of Belmont Holdings GX, Inc. and Penn-America Underwriters, LLC.

Penn-America Underwriters, LLC consists of three insurance agencies, two insurance service companies, and one service company whose current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, capital expenditures in developing information technology platforms, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include fees from third parties, commissions / service fees from Belmont Holdings GX, Inc., and capital contributions from Global Indemnity Group, LLC.

Belmont Holdings GX, Inc.’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, payment of interest and principal on intercompany debt, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include dividends from insurance company subsidiaries and investment income.

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

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2024 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2024 Annual Report on Form 10-K for further information on dividend limitations related to the insurance companies. Extraordinary dividends of $100.0 million, in aggregate, were declared by the Company's insurance subsidiaries for distribution to Belmont Holdings GX, Inc. in June 2025. The dividends by the Company’s insurance subsidiaries were approved by the respective departments of insurance in Pennsylvania, Indiana and Virginia in July 2025. These dividends will be paid in the third quarter of 2025.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, underwriting expenses and corporate expenses. Operating cash flows are generally used for investing and financing activities. Funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by operating activities was $9.4 million and $36.9 million for the six months ended June 30, 2025 and 2024, respectively, consisting of the following:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change
Net premiums collected	$210,884	$199,646	$11,238
Net losses and loss adjustment expenses paid	(150,544)	(108,643)	(41,901)
Underwriting and corporate expenses	(90,537)	(72,568)	(17,969)
Net investment income	41,607	21,010	20,597
Net federal income taxes paid	(2,012)	(2,494)	482
Interest paid	—	(17)	17
Net cash provided by operating activities	$9,398	$36,934	$(27,536)

•
The decline in cash flows of $27.5 million in 2025 compared to the same period in 2024 is primarily driven by an increase in current accident year catastrophe property net losses and loss adjustment expenses paid and increase in prior accident year casualty net losses and loss adjustment expenses paid from the Belmont Non-Core Casualty lines of business.

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

Liquidity

The Board of Directors approved quarterly distribution payments of $0.35 per common share to all shareholders of record on the close of business on March 21, 2025 and June 20, 2025. Distributions paid to common shareholders were $10.0 million during the six months ended June 30, 2025. In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2025.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.4 million were received during the quarter and six months ended June 30, 2025. The Global Debt Fund, LP had a fair market value of $12.5 million at June 30, 2025.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, credit risk, illiquidity, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include the estimated fair values of assets that are subject to market risk. The Company’s primary market risks are interest rate risk and credit risks associated with investments in fixed maturities, equity price risk associated with investments in equity securities, and foreign exchange risk associated with premium received that is denominated in foreign currencies. The Company has no commodity risk.

There have been no material changes to the Company’s market risk since December 31, 2024. The Company’s investment grade fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.2 years.

Please see Item 7A of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2025.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and six months ended June 30, 2025.

There were no shares surrendered by the Company's employees during the quarter and six months ended June 30, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended June 30, 2025.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 6, 2025	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)