Form 10-Q
period 2025-09-30
Global Indemnity Group, LLC
filed 2025-10-31
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 31, 2025, the registrant had outstanding 10,530,342 class A common shares (including 550,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2025 (Unaudited) and December 31, 2024	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	4

	Consolidated Statements of Comprehensive Income Quarters and Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signature		51

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,314,418 and $1,394,639; net of allowance for expected credit losses of $0 at September 30, 2025 and December 31, 2024)	$1,309,379	$1,381,908
Equity securities, at fair value	33,625	12,284
Other invested assets	19,084	29,413
Total investments	1,362,088	1,423,605

Cash and cash equivalents	75,360	17,009
Premium receivables, net of allowance for expected credit losses of $3,476 at September 30, 2025 and $3,530 at December 31, 2024	75,870	75,088
Reinsurance receivables, net of allowance for expected credit losses of $8,992 at September 30, 2025 and December 31, 2024	64,262	66,855
Funds held by ceding insurers	23,919	30,026
Deferred income taxes	17,947	22,459
Deferred acquisition costs	45,523	41,136
Intangible assets	17,000	14,103
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,661	3,320
Receivable for securities	—	52
Income tax receivable	6,071	825
Lease right of use assets	8,424	9,295
Other assets	29,143	22,660
Total assets	$1,734,088	$1,731,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$761,681	$800,391
Unearned premiums	200,941	183,411
Reinsurance balances payable	2,700	8,181
Payable for securities	2,227	—
Contingent commissions	5,606	6,826
Lease liabilities	8,922	10,371
Other liabilities	47,876	32,924
Total liabilities	$1,029,953	$1,042,104

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,818,110 and 11,202,355, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class A common shares outstanding: 10,530,342 and 9,914,587, respectively (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	464,796	459,578
Accumulated other comprehensive income (loss), net of tax	(4,200)	(10,410)
Retained earnings	272,231	268,673
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	704,135	689,149
Total liabilities and shareholders’ equity	$1,734,088	$1,731,253

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Gross written premiums	$108,369	$99,767	$313,845	$293,961
Ceded written premiums	(2,826)	(2,590)	(8,524)	(6,948)
Net written premiums	105,543	97,177	305,321	287,013
Change in net unearned premiums	(5,873)	(1,764)	(17,189)	(2,207)
Net earned premiums	99,670	95,413	288,132	284,806
Net investment income	17,911	16,488	47,400	46,319
Net realized investment gains (losses)	(3,994)	(512)	(3,731)	540
Other income	611	372	1,568	1,074
Total revenues	114,198	111,761	333,369	332,739

Losses and Expenses:
Net losses and loss adjustment expenses	49,875	52,400	169,561	159,446
Acquisition costs and other underwriting expenses	40,415	37,553	114,837	111,790
Corporate expenses	7,844	5,923	24,872	18,679
Income before income taxes	16,064	15,885	24,099	42,824
Income tax expense	3,541	3,125	5,221	8,605
Net income	$12,523	$12,760	$18,878	$34,219
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$12,413	$12,650	$18,548	$33,889

Per share data:
Net income available to common shareholders
Basic	$0.87	$0.93	$1.31	$2.49
Diluted	$0.86	$0.92	$1.30	$2.48
Weighted-average number of shares outstanding
Basic	14,296,628	13,664,542	14,147,848	13,617,960
Diluted	14,357,909	13,800,877	14,222,845	13,684,018
Cash distributions declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,523	$12,760	$18,878	$34,219

Other comprehensive income, net of tax:
Unrealized holding gains	413	9,513	6,084	14,314
Reclassification adjustment for losses included in net income	28	633	51	665
Unrealized foreign currency translation gains	16	58	75	37
Other comprehensive income, net of tax	457	10,204	6,210	15,016

Comprehensive income, net of tax	$12,980	$22,964	$25,088	$49,235

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2025	2024	2025	2024
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,790,484	11,158,442	11,202,355	11,042,670
Common shares issued to Fox Paine & Company, LLC, designated as class A-2 common shares	—	—	550,000	—
Common shares issued under share incentive plans, net of forfeitures	—	—	—	65,182
Common shares issued to directors	27,626	23,556	65,755	74,146
Number at end of period	11,818,110	11,181,998	11,818,110	11,181,998
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$463,816	$457,550	$459,578	$454,791
Share compensation plans	980	1,164	5,218	3,923
Balance at end of period	$464,796	$458,714	$464,796	$458,714
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(4,657)	$(18,051)	$(10,410)	$(22,863)
Other comprehensive income:
Change in unrealized holding gains	441	10,146	6,135	14,979
Unrealized foreign currency translation gains (losses)	16	58	75	37
Other comprehensive income	457	10,204	6,210	15,016
Balance at end of period	$(4,200)	$(7,847)	$(4,200)	$(7,847)
Retained earnings:
Balance at beginning of period	$264,821	$256,683	$268,673	$244,988
Net income	12,523	12,760	18,878	34,219
Preferred share distributions	(110)	(110)	(330)	(330)
Distributions to shareholders ($0.35 per share per quarter in 2025 and 2024)	(5,003)	(4,782)	(14,990)	(14,326)
Balance at end of period	$272,231	$264,551	$272,231	$264,551
Number of treasury shares:
Number at beginning of period	1,287,768	1,287,768	1,287,768	1,271,241
Class A common shares purchased	—	—	—	16,527
Number at end of period	1,287,768	1,287,768	1,287,768	1,287,768
Treasury shares, at cost:
Balance at beginning of period	$(32,692)	$(32,692)	$(32,692)	$(32,163)
Class A common shares purchased, at cost	—	—	—	(529)
Balance at end of period	$(32,692)	$(32,692)	$(32,692)	$(32,692)
Total shareholders’ equity	$704,135	$686,726	$704,135	$686,726

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$18,878	$34,219
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,136	3,993
Restricted stock and stock option expense	5,218	3,923
Deferred federal income taxes	2,935	8,605
Amortization of bond premium and discount, net	12,536	(16,989)
Net realized investment losses (gains)	3,731	(540)
Loss (income) from equity method investments, net of distributions	342	136
Changes in:
Premium receivables, net	3,552	28,733
Reinsurance receivables, net	2,593	4,046
Funds held by ceding insurers	6,201	(10,158)
Unpaid losses and loss adjustment expenses	(38,710)	(10,423)
Unearned premiums	17,530	510
Reinsurance balances payable	(5,481)	(1,679)
Other assets and liabilities	(7,174)	7,672
Contingent commissions	(1,220)	(429)
Income tax receivable / payable	(5,246)	(2,657)
Deferred acquisition costs	(4,387)	1,590
Prepaid reinsurance premiums	(341)	1,698
Net cash provided by operating activities	15,093	52,250
Cash flows from investing activities:
Proceeds from sale of fixed maturities	201,033	80,236
Proceeds from maturity of fixed maturities	1,749,775	539,542
Proceeds from maturity of preferred stock	—	5,534
Proceeds from other invested assets	9,988	8,641
Purchases of fixed maturities	(1,880,892)	(682,546)
Purchases of equity securities	(25,024)	—
Acquisition of business, net of cash acquired	(1,305)	—
Net cash provided by (used for) investing activities	53,575	(48,593)
Cash flows from financing activities:
Distributions paid to common shareholders	(9,987)	(9,816)
Distributions paid to preferred shareholders	(330)	(330)
Purchases of class A common shares	—	(529)
Net cash used for financing activities	(10,317)	(10,675)
Net change in cash and cash equivalents	58,351	(7,018)
Cash and cash equivalents at beginning of period	17,009	38,037
Cash and cash equivalents at end of period	$75,360	$31,019

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”) is a Delaware limited liability company. As of September 30, 2025, Global Indemnity Group, LLC’s class A common shares (excluding the 550,000 class A common shares designated as class A-2 common shares) are publicly traded on the New York Stock Exchange under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003. See Note 15 for additional information regarding the transfer of the listing of Global Indemnity Group, LLC's class A common shares from the New York Stock Exchange to the Nasdaq Global Select Market effective after the market closes on November 3, 2025.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.
Acquisition

On August 31, 2025, the Company's subsidiary, Katalyx Holdings LLC ("Katalyx"), formerly Penn-America Underwriters, LLC, acquired Sayata, an artificial intelligence-enabled digital distribution marketplace and agency operations for commercial insurance. Sayata was acquired in an all-cash transaction. The acquisition complements the Company’s recent strategic reorganization of its Katalyx business to focus on agency and insurance services.

The results of Sayata’s operations have been included in the Company’s consolidated financial statements since the date of the acquisition on August 31, 2025.

3.
Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2025
Fixed maturities:
U.S. treasuries	$577,064	$—	$111	$(174)	$577,001
Obligations of states and political subdivisions	14,540	—	—	(390)	14,150
Mortgage-backed securities	224,318	—	2,301	(3,412)	223,207
Asset-backed securities	153,311	—	1,291	(3,616)	150,986
Commercial mortgage-backed securities	58,250	—	414	(1,343)	57,321
Corporate bonds	205,176	—	1,191	(1,099)	205,268
Foreign corporate bonds	81,759	—	405	(718)	81,446
Total fixed maturities	$1,314,418	$—	$5,713	$(10,752)	$1,309,379

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Fixed maturities:
U.S. treasuries	$875,273	$—	$757	$(784)	$875,246
Obligations of states and political subdivisions	17,125	—	—	(790)	16,335
Mortgage-backed securities	61,905	—	299	(3,284)	58,920
Asset-backed securities	137,445	—	864	(2,882)	135,427
Commercial mortgage-backed securities	68,041	—	15	(2,488)	65,568
Corporate bonds	158,798	—	189	(2,891)	156,096
Foreign corporate bonds	76,052	—	81	(1,817)	74,316
Total fixed maturities	$1,394,639	$—	$2,205	$(14,936)	$1,381,908

As of September 30, 2025 and December 31, 2024, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Common stock	$21,019	$—
Preferred stock	12,606	12,284
Total	$33,625	$12,284

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.7% and 1.7% of shareholders' equity at September 30, 2025 and December 31, 2024, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$605,240	$605,055
Due in one year through five years	259,054	259,264
Due in five years through ten years	5,193	5,012
Due after ten years	9,052	8,534
Mortgage-backed securities	224,318	223,207
Asset-backed securities	153,311	150,986
Commercial mortgage-backed securities	58,250	57,321
Total	$1,314,418	$1,309,379

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2025. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 4.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$8,513	$(8)	$7,595	$(166)	$16,108	$(174)
Obligations of states and political subdivisions	—	—	14,150	(390)	14,150	(390)
Mortgage-backed securities	19,003	(1,236)	21,389	(2,176)	40,392	(3,412)
Asset-backed securities	20,309	(1,599)	35,472	(2,017)	55,781	(3,616)
Commercial mortgage-backed securities	3,162	(42)	37,607	(1,301)	40,769	(1,343)
Corporate bonds	443	(2)	56,893	(1,097)	57,336	(1,099)
Foreign corporate bonds	795	(4)	28,586	(714)	29,381	(718)
Total fixed maturities	$52,225	$(2,891)	$201,692	$(7,861)	$253,917	$(10,752)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of September 30, 2025 and December 31, 2024 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $4.5 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2025, gross unrealized losses related to U.S. treasuries were $0.174 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of September 30, 2025, gross unrealized losses related to obligations of states and political subdivisions were $0.390 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2025, gross unrealized losses related to mortgage-backed securities were $3.412 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2025, gross unrealized losses related to asset backed securities were $3.616 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 36.5. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2025, gross unrealized losses related to the CMBS portfolio were $1.343 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 41.7. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2025, gross unrealized losses related to corporate bonds were $1.099 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2025, gross unrealized losses related to foreign bonds were $0.718 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2025 and December 31, 2024 was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Net unrealized gains (losses) from:
Fixed maturities	$(5,039)	$(12,731)
Foreign currency fluctuations	(164)	(259)
Deferred taxes	1,003	2,580
Accumulated other comprehensive income (loss), net of tax	$(4,200)	$(10,410)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and nine months ended September 30, 2025 and 2024:

Quarter Ended September 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(4,512)	$(145)	$(4,657)
Other comprehensive income before reclassification, before tax	524	20	544
Amounts reclassified from accumulated other comprehensive income (loss), before tax	27	—	27
Other comprehensive income, before tax	551	20	571
Income tax expense	(109)	(5)	(114)
Ending balance, net of tax	$(4,070)	$(130)	$(4,200)

Quarter Ended September 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(17,882)	$(169)	$(18,051)
Other comprehensive income before reclassification, before tax	11,912	74	11,986
Amounts reclassified from accumulated other comprehensive income, before tax	801	—	801
Other comprehensive income, before tax	12,713	74	12,787
Income tax expense	(2,568)	(15)	(2,583)
Ending balance, net of tax	$(7,737)	$(110)	$(7,847)

Nine Months Ended September 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income before reclassification, before tax	7,644	95	7,739
Amounts reclassified from accumulated other comprehensive income (loss), before tax	48	—	48
Other comprehensive income, before tax	7,692	95	7,787
Income tax expense	(1,557)	(20)	(1,577)
Ending balance, net of tax	$(4,070)	$(130)	$(4,200)

Nine Months Ended September 30, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income before reclassification, before tax	17,841	47	17,888
Amounts reclassified from accumulated other comprehensive income, before tax	833	—	833
Other comprehensive income, before tax	18,674	47	18,721
Income tax expense	(3,696)	(9)	(3,705)
Ending balance, net of tax	$(7,737)	$(110)	$(7,847)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$27	$801
	Income tax expense (benefit)	1	(168)
	Total reclassifications, net of tax	$28	$633

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$48	$833
	Income tax expense (benefit)	3	(168)
	Total reclassifications, net of tax	$51	$665

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed maturities:
Gross realized gains	$8	$5	$69	$54
Gross realized losses	(35)	(806)	(117)	(887)
Net realized gains (losses)	(27)	(801)	(48)	(833)
Equity securities:
Gross realized gains	38	295	322	1,384
Gross realized losses	(4,005)	(6)	(4,005)	(11)
Net realized gains (losses)	(3,967)	289	(3,683)	1,373
Total net realized investment gains (losses)	$(3,994)	$(512)	$(3,731)	$540

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$(3,967)	$289	$(3,683)	$1,373
Less: net gains (losses) recognized during the period on equity securities sold during the period	—	(157)	—	(423)
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$(3,967)	$446	$(3,683)	$1,796

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Fixed maturities	$201,033	$80,236
Equity securities	—	—

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed maturities	$14,972	$15,457	$44,268	$43,617
Equity securities	716	181	1,001	615
Cash and cash equivalents	715	800	2,321	2,121
Other invested assets	2,012	555	1,318	1,486
Total investment income	18,415	16,993	48,908	47,839
Investment expense	(504)	(505)	(1,508)	(1,520)
Net investment income	$17,911	$16,488	$47,400	$46,319

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net investment income	$17,911	$16,488	$47,400	$46,319
Net realized investment gains (losses)	(3,994)	(512)	(3,731)	540
Change in unrealized holding gains (losses)	571	12,787	7,787	18,721
Net realized and unrealized investment returns	(3,423)	12,275	4,056	19,261
Total investment return	$14,488	$28,763	$51,456	$65,580
Total investment return % (1)	1.0%	2.0%	3.6%	4.6%
Average investment portfolio (2)	$1,434,105	$1,451,641	$1,437,944	$1,429,253

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of September 30, 2025 and December 31, 2024, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Insurance Enhanced Municipal Bonds

As of September 30, 2025, the Company held insurance enhanced municipal bonds with a market value of approximately $1.3 million which represented 0.1% of the Company’s total cash and invested assets, net of payable for securities. The financial guarantors of the Company’s $1.3 million municipal bonds include Assured Guaranty Corporation ($0.4 million) and Ambac Financial Group ($0.9 million).

The Company had no direct investments in the entities that have provided financial guarantees or other credit support to any security held by the Company at September 30, 2025.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of September 30, 2025 and December 31, 2024:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2025	December 31, 2024
On deposit with governmental authorities	$19,861	$19,378
Held in trust pursuant to third-party requirements	164,490	158,964
Total (1)	$184,351	$178,342

(1)
Includes cash and cash equivalents of $25.3 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $19.1 million and $29.4 million as of September 30, 2025 and December 31, 2024. The Company has a variable interest in two of these limited partnership investments, for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIEs, which invests in distressed securities and assets, was $2.1 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss from this VIE, which factors in future funding commitments of $14.2 million, was $16.4 million and $16.8 million at September 30, 2025 and December 31, 2024, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum exposure to loss of a second VIE that invests in Real Estate Investment Trust (“REIT”) qualifying assets was $7.4 million and $8.9 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$577,001	$—	$—	$577,001
Obligations of states and political subdivisions	—	14,150	—	14,150
Mortgage-backed securities	—	223,207	—	223,207
Commercial mortgage-backed securities	—	57,321	—	57,321
Asset-backed securities	—	150,986	—	150,986
Corporate bonds	—	205,268	—	205,268
Foreign corporate bonds	—	81,446	—	81,446
Total fixed maturities	577,001	732,378	—	1,309,379
Equity securities	21,019	12,606	—	33,625
Total assets measured at fair value	$598,020	$744,984	$—	$1,343,004

	Fair Value Measurements
As of December 31, 2024 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$875,246	$—	$—	$875,246
Obligations of states and political subdivisions	—	16,335	—	16,335
Mortgage-backed securities	—	58,920	—	58,920
Commercial mortgage-backed securities	—	65,568	—	65,568
Asset-backed securities	—	135,427	—	135,427
Corporate bonds	—	156,096	—	156,096
Foreign corporate bonds	—	74,316	—	74,316
Total fixed maturities	875,246	506,662	—	1,381,908
Equity securities	—	12,284	—	12,284
Total assets measured at fair value	$875,246	$518,946	$—	$1,394,192

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

Fair Value of Alternative Investments

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The following table provides the fair value and future funding commitments related to these investments at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Fair Value	Future Funding Commitment	Fair Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$2,146	$14,214	$2,628	$14,214
Mortgage Debt Fund, LP (2)	7,368	—	8,882	—
Global Debt Fund, LP (3)	9,570	—	17,903	—
Total	$19,084	$14,214	$29,413	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of September 30, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $9.2 million were received during the nine months ended September 30, 2025.

Limited Partnerships with ownership interest exceeding 3%

The Company uses the equity method to account for investments in limited partnerships where its ownership interest exceeds 3%. The equity method of accounting for an investment in limited partnerships requires that its cost basis be updated to account for the income or loss earned on the investment. In the Fair Value of Alternative Investments table above, all of the investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships whose ownership interest exceeds 3% is reflected in the consolidated statements of operations in the amounts of $0.0 million and ($0.2) million for the quarters ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

During the quarters and nine months ended September 30, 2025 and 2024, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$3,371	$4,043	$3,530	$4,796
Current period provision for expected credit losses	197	(522)	118	(695)
Write-offs	(92)	(35)	(172)	(615)
Ending balance	$3,476	$3,486	$3,476	$3,486

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $9.0 million at September 30, 2025 and December 31, 2024.

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

The Company’s income before income taxes is derived from its U.S. subsidiaries for the quarters and nine months ended September 30, 2025 and 2024.

The Company uses the estimated annual effective tax rate method for calculating its interim tax provision. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The effective tax rate was 22.0% and 21.7% for the quarter and nine months ended September 30, 2025, respectively. The effective tax rate is higher than the statutory tax rate of 21% primarily due to non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

The effective tax rate was 19.7% and 20.1% for the quarter and nine months ended September 30, 2024, respectively. The effective tax rate is lower than the statutory tax rate of 21% primarily due to Global Indemnity Group, LLC’s income being treated as a partnership for tax offset partially by non-deductible executive compensation.

On July 4, 2025, the U.S enacted the One Big Beautiful Bill Act (the “Act”). The Act includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Company has evaluated the impact of the Act on its consolidated financial statements and does not anticipate a material effect.

7. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$776,127	$844,206	$800,391	$850,599
Less: ceded reinsurance receivables	59,478	70,392	60,754	72,829
Net balance at beginning of period	716,649	773,814	739,637	777,770
Net losses and loss adjustment expenses related to:
Current year	49,919	52,434	169,600	159,561
Prior years	(44)	(34)	(39)	(115)
Total net losses and loss adjustment expenses	49,875	52,400	169,561	159,446
Paid net losses and loss adjustment expenses related to:
Current year	13,208	8,415	46,984	32,501
Prior years	50,425	48,520	159,323	135,436
Total paid net losses and loss adjustment expenses	63,633	56,935	206,307	167,937
Net balance at end of period	702,891	769,279	702,891	769,279
Plus: ceded reinsurance receivables	58,790	70,897	58,790	70,897
Balance at end of period	$761,681	$840,176	$761,681	$840,176

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2025, the Company's adjustments to prior accident year loss reserves netted to a decrease of less than $0.1 million.

•
Belmont Insurance Companies - Core (“Belmont Core”) had an increase of $2.6 million consisting of (i) $1.6 million decrease for property lines primarily related to the 2023 and 2024 accident years and (ii) $4.2 million increase for casualty lines primarily related to the 2019 through 2022 accident years mainly due to increased severity on claims.
•
Belmont Insurance Companies - Non-Core ("Belmont Non-Core") had a decrease of $2.7 million consisting of: (i) $1.2 million decrease for property lines primarily related to the 2019 through 2022 accident years and (ii) $1.5 million decrease for casualty lines across various accident years prior to 2012.

During the third quarter of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of less than $0.1 million.

•
Belmont Core had an increase of less than $0.1 million consisting of a $3.7 million decrease for property lines offset by a $3.7 million increase for casualty lines across various accident years.
•
Belmont Non-Core had a decrease of less than $0.1 million across various accident years.

During the first nine months of 2025, the Company's adjustments to prior accident year loss reserves netted to a decrease of less than $0.1 million.

•
Belmont Core had an increase of $4.0 million consisting of (i) $6.1 million decrease for property lines primarily related to the 2019 through 2024 accident years and (ii) $10.1 million increase for casualty lines primarily related to the 2017 through 2022 accident years mainly due to increased severity on claims.
•
Belmont Non-Core had a decrease of $4.0 million consisting of: (i) $3.4 million decrease for property lines primarily related to the 2019 through 2022 accident years and (ii) $0.6 million decrease for casualty lines across various accident years for 2022 and prior.

During the first nine months of 2024, the Company's adjustments to prior accident year loss reserves netted to a decrease of $0.1 million.

•
Belmont Core had a decrease of $0.4 million consisting of $4.0 million decrease for property lines offset by a $3.6 million increase for casualty lines across various accident years.
•
Belmont Non-Core had an increase of $0.3 million across various accident years.

8. Shareholders’ Equity

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

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarter and nine months ended September 30, 2025. As of September 30, 2025, the Company’s remaining authorization to repurchase shares is $101.0 million.

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

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the nine months ended September 30, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
June 5, 2025	June 20, 2025	June 27, 2025	4,997
September 11, 2025	September 29, 2025	October 6, 2025	5,003
Total			$14,990

Quarterly distribution payments of $0.35 per common share were declared during the nine months ended September 30, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
September 19, 2024	September 30, 2024	October 7, 2024	4,782
Various (1)	Various	Various	18
Total			$14,326

(1)
Represents distributions declared on unvested shares, net of forfeitures.

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended September 30, 2025 and 2024 and $0.3 million in each of the nine months ended September 30, 2025 and 2024.

Distributions of $5.0 million, which were declared on September 11, 2025 but not paid until October 6, 2025, were included in other liabilities on the consolidated balance sheets as of September 30, 2025. There were no accrued distributions related to common shares as of December 31, 2024. Accrued preferred distributions were less than $0.1 million as of both September 30, 2025 and December 31, 2024 and were included in other liabilities on the consolidated balance sheets.

Please see Note 15 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on the Company’s distribution program.

9. Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.9% of the voting power of Global Indemnity Group, LLC as of September 30, 2025. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended September 30, 2025 and 2024 and management fee expense of $2.4 million was incurred during each of the nine months ended September 30, 2025 and 2024, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $3.1 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively.

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

Advisory Fee related to Internal Reorganization

Fox Paine & Company, LLC conceived, designed, and directed the Company's successful completion of an extensive reorganization of its business in December 2024. This reorganization was a significant milestone, positioning the Company for enhanced operational efficiency and growth by:

•
Enhancing Katalyx Holdings LLC's business divisions: Wholesale Commercial, Vacant Express, Collectibles and Specialty Products by creating separate and distinct businesses for each division to improve branding, attract talent and expand relationships with its distribution partners.
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

On March 6, 2025, upon the recommendation of the Conflicts Committee of the Board of Directors, Global Indemnity Group, LLC’s Board of Directors (other than Joseph Brown, Chief Executive Officer of Global Indemnity Group, LLC, who recused himself due to his inherent conflict of interest in approving a compensation matter for Fox Paine) approved the issuance of 550,000 class A common shares designated as class A-2 common shares with a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash for services performed in connection with the Company’s internal corporate reorganization. Of the grant date fair value of the class A common shares designated as class A-2 common shares, $2.7 million was recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon a Change of Control Transaction. See Note 8 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares.

Greenberg Traurig, LLP

Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023. Effective January 17, 2025, Fred Karlinsky was appointed to the Audit Committee, and as a result, the Company is precluded from obtaining legal services from Greenberg Traurig, LLP. The Company did not incur any costs for legal services rendered by Greenberg Traurig, LLP during the quarter and nine months ended September 30, 2025. The Company incurred less than $0.1 million and $0.2 million for legal service rendered by Greenberg Traurig, LLP during the quarter and nine months ended September 30, 2024, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2025, the Company has funded $35.8 million of this commitment leaving $14.2 million as unfunded. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 9 above for additional information pertaining to this management agreement.

11. Share-Based Compensation Plans

Options

During the nine months ended September 30, 2025, the Company granted 50,000 Time-Based Stock Options at a strike price of $36.25. These Time-Based Stock Options will vest on December 31, 2028. During the nine months ended September 30, 2024, the Company granted 550,000 Time-Based Stock Options at an average strike price of $30.73. Of this amount, 200,000 Time-Based Stock Options vested in four equal tranches of 25% on the first business day of each quarter in 2024. Of the remaining 350,000 Time-Based Stock Options, one-third vested on March 6, 2025, one-third will vest on March 6, 2026, and one-third will vest on March 6, 2027. No stock options were granted during the quarters ended September 30, 2025 or 2024. No unvested stock options were forfeited during the quarters and nine months ended September 30, 2025 or 2024.

Advisory Fee related to Internal Reorganization

See Note 8 and 9 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares issued to Fox Paine & Company, LLC.

Restricted Shares / Restricted Stock Units

There were no restricted class A common shares or restricted stock units granted to key employees during the quarters and nine months ended September 30, 2025 and 2024. There were no restricted class A common shares or restricted stock units forfeited during the quarters and nine months ended September 30, 2025 and 2024.

There were no restricted stock units that vested during the quarter and nine months ended September 30, 2025 or the quarter ended September 30, 2024. There were 65,182 restricted stock units that vested during the nine months ended September 30, 2024. Upon vesting, the restricted stock units converted to restricted class A common shares.

During the quarters ended September 30, 2025 and 2024, the Company granted 27,626 and 23,556 class A common shares, respectively, at a weighted average grant date value of $28.87 and $31.16 per share, respectively, to non-employee directors of the Company under the Global Indemnity Group, LLC 2023 Share Incentive Plan ("the Plan"). During the nine months ended September 30, 2025 and 2024, the Company granted 65,755 and 74,146 class A common shares, respectively, at a weighted average grant date value of $30.71 and $30.74 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

12. Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$12,523	$12,760	$18,878	$34,219
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$12,413	$12,650	$18,548	$33,889

Denominator:
Weighted average shares for basic earnings per share	14,296,628	13,664,542	14,147,848	13,617,960
Options	61,281	136,335	74,997	66,058
Weighted average shares for diluted earnings per share	14,357,909	13,800,877	14,222,845	13,684,018

Net income per share available to common shareholders
Basic	$0.87	$0.93	$1.31	$2.49
Diluted	$0.86	$0.92	$1.30	$2.48

The weighted average shares outstanding used to determine dilutive earnings per share does not include 600,000 options and 483,338 options for the quarter and nine months ended September 30, 2025, respectively, and 550,000 options for both the quarter and nine months ended September 30, 2024 which were deemed to be anti-dilutive.

13. Segment Information

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

As a result of this reorganization, the Company’s reportable segments are now structured under two holding companies:

•
Katalyx Holdings LLC includes (i) four agencies focused on sourcing, underwriting, and servicing primary and reinsurance business: Penn-America Insurance Services, LLC, Valyn Re LLC, J.H. Ferguson & Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC and (ii) three specialized insurance product and service businesses: Kaleidoscope Insurance Technologies, Inc., a developer of proprietary underwriting and policy systems supporting Katalyx Holdings agencies and broader digital initiatives; Sayata, an artificial intelligence-enabled insurance marketplace; and Liberty Insurance Adjustment Agency, Inc., a provider of claims evaluation, adjustment, and related services.
•
Belmont Holdings GX, Inc. includes five statutory insurance carriers: Penn-Patriot Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-America Insurance Company, and United National Insurance Company, each of which are rated “A” (Excellent) by AM Best.

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and reinsurance business: Penn-America Insurance Services, LLC, Valyn Re LLC (formed in October

2025 to provide proportional treaty coverage for both commercial and personal lines), J.H. Ferguson & Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC and (ii) three specialized insurance product and service businesses: Kaleidoscope Insurance Technologies, Inc., a developer of proprietary underwriting and policy systems supporting Katalyx Holdings agencies and broader digital initiatives; Sayata, an artificial intelligence-enabled insurance marketplace; and Liberty Insurance Adjustment Agency, Inc., a provider of claims evaluation, adjustment, and related services.
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

The entities within the Agency and Insurance Services segment other than Sayata executed new affiliated service agreements with Belmont Holdings GX, Inc. and its insurance company subsidiaries effective January 1, 2025. As a result, there are no revenues and expenses for Agency and Insurance Services in the comparable period in 2024.

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2025 and 2024. Corporate information is included to reconcile segment data to the consolidated financial statements. Segment results for the quarter and nine months ended September 30, 2024 have been recast to conform to the new reportable segments.

Quarter Ended September 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$108,541	$(172)	$—	$108,369
Net written premiums	$—	$105,708	$(165)	$—	$105,543
Net earned premiums	$—	$99,388	$282	$—	$99,670
Commission and service fee income (1)	14,408	—	—	(14,408)	—
Policy and installment fee income	570	—	41	—	611
Total segment revenues	14,978	99,388	323	(14,408)	100,281
Reconciliation of revenue
Net investment income					17,911
Net realized investment gains (losses)					(3,994)
Total consolidated revenues					$114,198

Less: (2)
Net losses and loss adjustment expenses	—	52,665	(2,446)	(344)	49,875
Net commission expenses	—	34,859	259	(11,031)	24,087
Other underwriting expenses (3)	13,800	5,361	200	(3,033)	16,328
Income (loss) from segments	$1,178	$6,503	$2,310	$—	$9,991

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					17,911
Net realized investment gains (losses)					(3,994)
Corporate expenses					(7,844)
Income before income taxes					16,064
Income tax expense					3,541
Net income					$12,523

Segment assets	$43,083	$162,084	$79,162	$(16,911)	267,418
Corporate assets					1,466,670
Total assets					$1,734,088

(1)
Consists of intersegment revenues, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

Quarter Ended September 30, 2024 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$103,244	$(3,477)	$—	$99,767
Net written premiums	$—	$100,712	$(3,535)	$—	$97,177
Net earned premiums	$—	$93,982	$1,431	$—	$95,413
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	337	35	—	372
Total segment revenues	—	94,319	1,466	—	95,785
Reconciliation of revenue
Net investment income					16,488
Net realized investment gains (losses)					(512)
Total consolidated revenues					$111,761

Less: (1)
Net losses and loss adjustment expenses	—	51,382	1,018	—	52,400
Net commission expenses	—	21,926	973	—	22,899
Other underwriting expenses (2)	—	13,703	951	—	14,654
Income (loss) from segments	$—	$7,308	$(1,476)	$—	$5,832

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					16,488
Net realized investment gains (losses)					(512)
Corporate expenses					(5,923)
Income before income taxes					15,885
Income tax expense					3,125
Net income					$12,760

Segment assets	$—	$165,820	$97,058	$—	262,878
Corporate assets					1,498,239
Total assets					$1,761,117

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

Nine Months Ended September 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$316,749	$(2,904)	$—	$313,845
Net written premiums	$—	$308,215	$(2,894)	$—	$305,321
Net earned premiums	$—	$289,161	$(1,029)	$—	$288,132
Commission and service fee income (1)	43,308	—	—	(43,308)	—
Policy and installment fee income	1,456	—	112	—	1,568
Total segment revenues	44,764	289,161	(917)	(43,308)	289,700
Reconciliation of revenue
Net investment income					47,400
Net realized investment gains (losses)					(3,731)
Total consolidated revenues					$333,369

Less: (2)
Net losses and loss adjustment expenses	—	175,226	(4,656)	(1,009)	169,561
Net commission expenses	—	101,342	(20)	(33,058)	68,264
Other underwriting expenses (3)	39,474	14,938	1,402	(9,241)	46,573
Income (loss) from segments	$5,290	$(2,345)	$2,357	$—	$5,302

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					47,400
Net realized investment gains (losses)					(3,731)
Corporate expenses					(24,872)
Income before income taxes					24,099
Income tax expense					5,221
Net income					$18,878

Segment assets	$43,083	$162,084	$79,162	$(16,911)	267,418
Corporate assets					1,466,670
Total assets					$1,734,088

(1)
Consists of intersegment revenues, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities

Nine months ended September 30, 2024 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$297,844	$(3,883)	$—	$293,961
Net written premiums	$—	$290,910	$(3,897)	$—	$287,013
Net earned premiums	$—	$272,467	$12,339	$—	$284,806
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	1,020	54	—	1,074
Total segment revenues	—	273,487	12,393	—	285,880
Reconciliation of revenue
Net investment income					46,319
Net realized investment gains (losses)					540
Total consolidated revenues					$332,739

Less: (1)
Net losses and loss adjustment expenses	—	151,417	8,029	—	159,446
Net commission expenses	—	63,406	4,599	—	68,005
Other underwriting expenses (2)	—	41,048	2,737	—	43,785
Income (loss) from segments	$—	$17,616	$(2,972)	$—	$14,644

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					46,319
Net realized investment gains (losses)					540
Corporate expenses					(18,679)
Income before income taxes					42,824
Income tax expense					8,605
Net income					$34,219

Segment assets	$—	$165,820	$97,058	$—	262,878
Corporate assets					1,498,239
Total assets					$1,761,117

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other underwriting expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

14. New Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.

Please see Note 25 of the notes to the consolidated financial statements in Item 8 Part II of the Company’s 2024 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

15. Subsequent Events

Effective after the market closes on November 3, 2025, Global Indemnity Group, LLC will transfer the listing of its class A common shares from the New York Stock Exchange to the Nasdaq Global Select Market (“Nasdaq”). The Company’s shares are expected to begin trading on Nasdaq under the existing ticker symbol “GBLI” on November 4, 2025.

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

In the first quarter of 2025, the Company realigned the composition of its reportable segments to reflect changes in how the Company now manages its operations. The Company changed the level at which its chief operating decision maker (“CODM”), the Chief Executive Officer of Global Indemnity Group, LLC, regularly reviews operating results and allocate resources to now include Agency and Insurance Services. As a result of these changes, the Company has three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and reinsurance business: Penn-America Insurance Services, LLC, Valyn Re LLC (formed in October 2025 to provide proportional treaty coverage for both commercial and personal lines), J.H. Ferguson & Associates, LLC, which includes the Vacant Express division, and Collectibles Insurance Services, LLC and (ii) three specialized insurance product and service businesses: Kaleidoscope Insurance Technologies, Inc., a developer of proprietary underwriting and policy systems supporting Katalyx Holdings agencies and broader digital initiatives; Sayata, an artificial intelligence-enabled insurance marketplace; and Liberty Insurance Adjustment Agency, Inc., a provider of claims evaluation, adjustment, and related services.
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

Segment results for the quarter and nine months ended September 30, 2024 have been recast to conform to the new reportable segments.

Financial Highlights

2025 Third Quarter Results of Operations

•
Gross written premiums increased 8.6% to $108.4 million as compared to the same period in 2024.
•
Current accident year underwriting income increased 54% to $10.2 million for 2025 compared to $6.6 million of underwriting income for the same period in 2024.
•
Net investment income of $17.9 million in 2025 was 8.6% higher than the same period in 2024 due to increase in income from investment in limited partnerships of $1.5 million.
•
Current accident year combined ratio was 90.4% in 2025 compared to 93.5% for the same period in 2024.
•
Net income of $12.5 million, or $0.86 per share diluted, in 2025 compared to $12.8 million, or $0.92 per share diluted, for the same period in 2024.
•
On August 8, 2025, AM Best affirmed the Financial Strength Rating of A (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

2025 Third Quarter Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at September 30, 2025 and December 31, 2024; fixed maturities and cash comprise 96% of total investments.
•
Total assets of $1.7 billion at September 30, 2025 and December 31, 2024.
•
No debt at September 30, 2025 and December 31, 2024.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $644.4 million, comprising $522.2 million of share repurchases and $122.2 million of distributions / dividends. This includes $15.3 million of distributions during 2025.
•
Shareholders' equity increased by $8.8 million to $704.1 million at September 30, 2025 from $695.3 million at June 30, 2025.
•
Book value per common share increased to $48.88 at September 30, 2025 from $48.35 at June 30, 2025.

The Company continued executing its post-reorganization strategy through the acquisition of Sayata and initiating the launch of Valyn Re LLC, a reinsurance managing general agency. The Company is focused on building significant scale in its Agency and Insurance Services segment under Katalyx Holdings LLC and across wholesale, retail and direct-to-consumer channels. This is intended to be accomplished through continued organic business growth, increasing operational efficiency, incubation and new products and services launches, including attracting third-party carrier capacity, and strategic acquisitions. In addition, the Company expects to make continued investments in technology and the Company’s Belmont Core segment.

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Gross written premiums	$108,369	$99,767	8.6%	$313,845	$293,961	6.8%
Net written premiums	$105,543	$97,177	8.6%	$305,321	$287,013	6.4%

Net earned premiums	$99,670	$95,413	4.5%	$288,132	$284,806	1.2%
Other income	611	372	64.2%	1,568	1,074	46.0%
Total revenues	100,281	95,785	4.7%	289,700	285,880	1.3%
Losses and expenses:
Net losses and loss adjustment expenses	49,875	52,400	(4.8%)	169,561	159,446	6.3%
Acquisition costs and other underwriting expenses	40,415	37,553	7.6%	114,837	111,790	2.7%
Underwriting income (loss)	9,991	5,832	71.3%	5,302	14,644	(63.8%)
Net investment income	17,911	16,488	8.6%	47,400	46,319	2.3%
Net realized investment gains (losses)	(3,994)	(512)	NM	(3,731)	540	NM
Corporate expenses	(7,844)	(5,923)	32.4%	(24,872)	(18,679)	33.2%
Income before income taxes	16,064	15,885	1.1%	24,099	42,824	(43.7%)
Income tax expense	(3,541)	(3,125)	13.3%	(5,221)	(8,605)	(39.3%)
Net income	$12,523	$12,760	(1.9%)	$18,878	$34,219	(44.8%)

Underwriting Ratios:
Loss ratio (1):	50.1%	54.9%		58.8%	56.0%
Expense ratio (2)	40.5%	39.4%		39.9%	39.2%
Combined ratio (3)	90.6%	94.3%		98.7%	95.2%

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

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended September 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$92,916	$93,338	$43	$(40)	$92,959	$93,298
Assumed written premiums (2)	15,625	9,906	(215)	(3,437)	15,410	6,469
Gross written premiums (3)	$108,541	$103,244	$(172)	$(3,477)	$108,369	$99,767
Net written premiums (4)	$105,708	$100,712	$(165)	$(3,535)	$105,543	$97,177

	Nine Months Ended September 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$278,156	$278,527	$161	$63	$278,317	$278,590
Assumed written premiums (2)	38,593	19,317	(3,065)	(3,946)	35,528	15,371
Gross written premiums (3)	$316,749	$297,844	$(2,904)	$(3,883)	$313,845	$293,961
Net written premiums (4)	$308,215	$290,910	$(2,894)	$(3,897)	$305,321	$287,013

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

Gross written premiums increased by 8.6% to $108.4 million for the quarter ended September 30, 2025 compared to $99.8 million for the same period in 2024 and increased 6.8% to $313.8 million for the nine months ended September 30, 2025 compared to $294.0 million for the same period in 2024.

Direct written premium produced by the Agency and Insurance Services segment for Belmont Core:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Wholesale Commercial	$67,931	$61,938	9.7%	$201,888	$186,870	8.0%
Vacant Express	11,341	11,219	1.1%	34,632	29,804	16.2%
Collectibles	5,087	4,471	13.8%	13,372	12,139	10.2%
Direct written premiums excluding specialty products	84,359	77,628	8.7%	249,892	228,813	9.2%
Specialty Products	8,557	15,710	(45.5%)	28,264	49,714	(43.1%)
Total direct written premiums	$92,916	$93,338	(0.5%)	$278,156	$278,527	(0.1%)

•
In the aggregate, direct written premiums for Wholesale Commercial, Vacant Express, and Collectibles grew by 8.7% and 9.2% for the quarter and nine months ended September 30, 2025, respectively, as compared to same periods in 2024. This growth was driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products.

•
Direct written premiums for Specialty Products declined by 45.5% and 43.1% for the quarter and nine months ended September 30, 2025, respectively, as compared to same periods in 2024 due to terminating products not meeting profitability expectations. Excluding terminated business, Specialty Product's direct written premiums declined 3.9% for the quarter ended September 30, 2025 and grew by 12.3% for the nine months ended September 30, 2025.

Assumed written premium produced by the Belmont segments:

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Belmont Core	$15,625	$9,906	57.7%	$38,593	$19,317	99.8%
Belmont Non-Core	(215)	(3,437)	(93.7%)	(3,065)	(3,946)	(22.3%)
Total assumed written premiums	$15,410	$6,469	138.2%	$35,528	$15,371	131.1%

•
Belmont Core's assumed business grew to $15.6 million and $38.6 million for the quarter and nine months ended September 30, 2025, respectively, from $9.9 million and $19.3 million for the same period in 2024 due to new treaties incepting during 2024 and 2025 and organic growth from existing treaties.
•
Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Underwriting Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios are as follows:

	Quarters Ended September 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$99,388	$93,982	$282	$1,431	$—	$—	$99,670	$95,413
Commission and service fee income (1)	14,408	—	—	—	—	—	(14,408)	—	—	—
Policy and installment fee income	570	—	—	337	41	35	—	—	611	372
Total revenues	14,978	—	99,388	94,319	323	1,466	(14,408)	—	100,281	95,785
Losses and expenses:
Net losses and loss adjustment expenses	—	—	52,665	51,382	(2,446)	1,018	(344)	—	49,875	52,400
Net commission expenses	—	—	34,859	21,926	259	973	(11,031)	—	24,087	22,899
Other underwriting expenses	13,800	—	5,361	13,703	200	951	(3,033)	—	16,328	14,654
Total losses and expenses	13,800	—	92,885	87,011	(1,987)	2,942	(14,408)	—	90,290	89,953
Underwriting income (loss)	$1,178	$—	$6,503	$7,308	$2,310	$(1,476)	$—	$—	$9,991	$5,832

Underwriting Ratios:
Loss ratio:
Current accident year			50.3%	54.7%	84.0%	74.1%			50.1%	55.0%
Prior accident year			2.7%	—	(951.4%)	(3.0%)			—	(0.1%)
Calendar year loss ratio			53.0%	54.7%	(867.4%)	71.1%			50.1%	54.9%
Expense ratio			40.5%	37.9%	162.8%	134.5%			40.5%	39.4%
Combined ratio			93.5%	92.6%	(704.6%)	205.6%			90.6%	94.3%

Accident year combined ratio			90.7%	92.1%	177.6%	181.3%			90.4%	93.5%

(1) Consists of intersegment revenues, which are eliminated in consolidation.

The Company generated underwriting income of $10.0 million for the quarter ended September 30, 2025 compared to $5.8 million of underwriting income for the same period in 2024. The current accident year combined ratio improved 3.5 points to 90.4% for the quarter ended September 30, 2025 from 93.5% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 5.8% to $99.4 million for the quarter ended September 30, 2025 compared to $94.0 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $40.6 million and $43.0 million for the quarters ended September 30, 2025 and 2024, respectively. Casualty net earned premiums were $58.7 million and $50.9 million for the quarters ended September 30, 2025 and 2024, respectively.
•
Agency and Insurance Services segment recorded $11.0 million of commission income on direct premiums produced for Belmont Core and $3.4 million of service fee income for technology and claims services provided to Belmont Core and Non-Core segments during the quarter ended September 30, 2025. There were no revenues for 2024 since these affiliated agreements incepted effective on January 1, 2025. The commission and service fee income for the Agency and Insurance Services segment are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $0.6 million and $0.4 million for the quarters ended September 30, 2025 and 2024, respectively.
•
The current accident year loss ratio improved by 4.9 points to 50.1% for the quarter ended September 30, 2025 compared to 55.0% for the same period in 2024 primarily driven by an improvement in both the non-catastrophe and catastrophe property loss ratio.
•
Net losses and loss adjustment expenses related to prior accident years were a decrease of less than $0.1 million for the quarters ended September 30, 2025 and 2024. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

	Nine Months Ended September 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$289,161	$272,467	$(1,029)	$12,339	$—	$—	$288,132	$284,806
Commission and service fee income (1)	43,308	—	—	—	—	—	(43,308)	—	—	—
Policy and installment fee income	1,456	—	—	1,020	112	54	—	—	1,568	1,074
Total revenues	44,764	—	289,161	273,487	(917)	12,393	(43,308)	—	289,700	285,880
Losses and expenses:
Net losses and loss adjustment expenses	—	—	175,226	151,417	(4,656)	8,029	(1,009)	—	169,561	159,446
Net commission expenses	—	—	101,342	63,406	(20)	4,599	(33,058)	—	68,264	68,005
Other underwriting expenses	39,474	—	14,938	41,048	1,402	2,737	(9,241)	—	46,573	43,785
Total losses and expenses	39,474	—	291,506	255,871	(3,274)	15,365	(43,308)	—	284,398	271,236
Underwriting income (loss)	$5,290	$—	$(2,345)	$17,616	$2,357	$(2,972)	$—	$—	$5,302	$14,644

Underwriting Ratios:
Loss ratio:
Current accident year			59.2%	55.7%	57.2%	62.6%			58.9%	56.0%
Prior accident year			1.4%	(0.1%)	395.3%	2.5%			(0.1%)	—
Calendar year loss ratio			60.6%	55.6%	452.5%	65.1%			58.8%	56.0%
Expense ratio			40.2%	38.3%	(134.3%)	59.4%			39.9%	39.2%
Combined ratio			100.8%	93.9%	318.2%	124.5%			98.7%	95.2%

Accident year combined ratio			99.4%	93.9%	(68.8%)	118.9%			98.7%	95.0%

(1) Consists of intersegment revenues, which are eliminated in consolidation.

.

Underwriting income of $5.3 million for the nine months ended September 30, 2025 includes net losses and loss adjustment expenses related to California Wildfires in January 2025 ("California Wildfires"), totaling $15.8 million, compared to $14.6 million of underwriting income for the same period in 2024. Excluding California Wildfires, the underwriting income was $21.1 million for the nine months ended September 30, 2025. The current accident year combined ratio, excluding the impact of the California Wildfires of 5.5 points, was 93.2% for the nine months ended September 30, 2025 compared to 95.0% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 6.1% to $289.2 million for the nine months ended September 30, 2025 compared to $272.5 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $118.7 million and $122.1 million for the nine months ended September 30, 2025 and 2024, respectively. Casualty net earned premiums were $170.4 million and $150.4 million for the nine months ended September 30, 2025 and 2024, respectively.
•
Agency and Insurance Services segment recorded $33.1 million of commission income on direct premiums produced for Belmont Core and $10.3 million of service fee income for technology and claims services provided to Belmont Core and Non-Core segments for the nine months ended September 30, 2025. There were no revenues for 2024 since these affiliated agreements incepted effective on January 1, 2025. The commission and service fee income for the Agency and Insurance Services segment are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $1.6 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
•
The current accident year loss ratio increased by 2.9 points to 58.9% for the nine months ended September 30, 2025 compared to 56.0% for the same period in 2024 driven by the California Wildfires which impacted the current accident year loss ratio by 5.5 points.
•
Net losses and loss adjustment expenses related to prior accident years were a decrease of less than $0.1 million and ($0.1) million for the nine months ended September 30, 2025 and 2024, respectively. Please see Note 7 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended September 30,			Quarters Ended September 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property
Non-catastrophe	$14,480	$18,199	(20.4%)	35.6%	42.3%	(6.7)
Catastrophe	1,281	3,478	(63.2%)	3.1%	8.1%	(5.0)
Total property	15,761	21,677	(27.3%)	38.7%	50.4%	(11.7)
Casualty	34,158	30,757	11.1%	57.9%	58.7%	(0.8)
Total accident year	$49,919	$52,434	(4.8%)	50.1%	55.0%	(4.9)

•
The current accident year non-catastrophe property loss ratio improved by 6.7 points during the quarter ended September 30, 2025 as compared to the same period in 2024 driven by lower claims frequency.

•
The current accident year catastrophe loss ratio improved by 5.0 points during the quarter ended September 30, 2025 as compared to the same period in 2024 recognizing lower claims frequency.

•
The current accident year casualty loss ratio improved by 0.8 points during the quarter ended September 30, 2025 mainly driven by improved pricing from rate increases in 2024 and 2025.

	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property losses
Non-catastrophe	$47,654	$53,446	(10.8%)	40.1%	43.8%	(3.7)
Catastrophe	24,350	10,274	137.0%	20.5%	8.4%	12.1
Property losses	72,004	63,720	13.0%	60.6%	52.2%	8.4
Casualty losses	97,596	95,841	1.8%	57.7%	58.9%	(1.2)
Total accident year losses	$169,600	$159,561	6.3%	58.9%	56.0%	2.9

•
The current accident year non-catastrophe property loss ratio was 40.1% for the nine months ended September 30, 2025 compared to 43.8% for the same period in 2024, an improvement of 3.7 points driven by lower claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses increased to $24.4 million for the nine months ended September 30, 2025 compared to $10.3 million for the same period in 2024. Excluding the California Wildfires, catastrophe net losses and loss adjustment expenses would have been $8.6 million or a loss ratio of 7.2% for the nine months ended September 30, 2025 compared to $10.3 million of catastrophe net losses and loss adjustment expenses or an 8.4% catastrophe loss ratio for the same period in 2024.

•
The current accident year casualty loss ratio improved by 1.2 points for the nine months ended September 30, 2025 mainly driven by improved pricing from rate increases in 2024 and 2025.

The following table summarizes the components of the expense ratio for the quarters and nine months ended September 30, 2025 and 2024:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2025	2024	Change	2025	2024	Change
Net commission expenses	24.1%	24.0%	0.1	23.7%	23.9%	(0.2)
Other underwriting expenses	16.4%	15.4%	1.0	16.2%	15.3%	0.9
Expense Ratio	40.5%	39.4%	1.1	39.9%	39.2%	0.7

•
The increase in the expense ratio for the nine months ended September 30, 2025 is primarily due to the investment in underwriting personnel at Katalyx Holdings LLC.

Net investment income

Net investment income increased 8.6% to $17.9 million for the quarter ended September 30, 2025 from $16.5 million for the same period in 2024 and increased 2.3% to $47.4 million for the nine months ended September 30, 2025 from $46.3 million for the same period in 2024 mainly driven by performance in limited partnerships for the quarter and improved yield on fixed maturities for the nine months.

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Change	2025	2024	Change
Fixed maturities	$15,183	$15,752	$(569)	$45,081	$44,218	$863
Equities	716	181	535	1,001	615	386
Limited partnerships	2,012	555	1,457	1,318	1,486	(168)
Net investment income	$17,911	$16,488	$1,423	$47,400	$46,319	$1,081

•
Net investment income from the Company’s fixed maturities portfolio decreased by 3.6% for the quarter ended September 30, 2025 as compared to the same period in 2024 primarily due to a lower average yield in 2025 as compared to 2024. Net investment income from the Company’s fixed maturities portfolio grew by 2.0% for the nine months ended September 30, 2025 as compared to the same period in 2024 due to a higher average yield in 2025 as compared to 2024.

•
Net investment income from equities increased by $0.5 million to $0.7 million for the quarter ended September 30, 2025 and increased by $0.4 million to $1.0 million for the nine months ended September 30, 2025 as compared to the same periods in 2024 primarily driven by the Company's $25 million investment in common equities during the third quarter of 2025.
•
Income from limited partnerships increased by $1.5 million for the quarter ended September 30, 2025 and decreased by $0.2 million for the nine months ended September 30, 2025. These fluctuations were primarily attributable to changes in the fair value of one of the Company's limited partnership investments.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating and consists of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Structured bonds (1)	$431,514	$259,915
Other fixed maturities	300,864	246,747
U.S. treasuries	577,001	875,246
Total fixed maturities	$1,309,379	$1,381,908

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.6 years as of September 30, 2025, compared with 0.5 years as of December 31, 2024. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2025 and 2024 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Equity securities	$(3,967)	$289	$(3,683)	$1,373
Fixed maturities	(27)	(801)	(48)	(833)
Net realized investment gains (losses)	$(3,994)	$(512)	$(3,731)	$540

Net realized investment losses for the quarter and nine months ended September 30, 2025 were primarily due to changes in fair value on the Company's $25 million investment in common equities held during the quarter.

See Note 3 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2025 and 2024.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses increased $1.9 million to $7.8 million for the quarter ended September 30, 2025 from $5.9 million for the same period in 2024 primarily due to an increase in professional fees related to the acquisition of Sayata and an increase in employee and recruiting costs related to investment in the Company’s newly formed Agency and Insurance Services segment.

Corporate expenses increased $6.2 million to $24.9 million for the nine months ended September 30, 2025 compared to $18.7 million for the same period in 2024 primarily driven by $2.9 million of advisory fees consisting mainly of stock compensation approved and granted by the Board of Directors to Fox Paine & Company, LLC in the first quarter of 2025 related to the Company’s internal reorganization, an increase in professional fees related to the acquisition of Sayata, and an increase in employee and recruiting costs related to investment in the Company’s newly formed Agency and Insurance Services segment.

See Note 9 of the notes to the consolidated financial statements in Item 1 of Part I of this report for additional information on the advisory fee.

Income Tax Expense

Income tax expense was $3.5 million on net income before tax of $16.1 million for the quarter ended September 30, 2025. This compares to income tax expense of $3.1 million on net income before tax of $15.9 million for the same period in 2024.

Income tax expense was $5.2 million on net income before tax of $24.1 million for the nine months ended September 30, 2025. This compares to income tax expense of $8.6 million on net income before tax of $42.8 million for the same period in 2024.

See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The Company had net income of $12.5 million during the quarter ended September 30, 2025 compared to net income of $12.8 million for the same period in 2024. The Company had net income of $18.9 million during the nine months ended September 30, 2025. Excluding the California Wildfires net losses and loss adjustment expenses of $12.3 million after tax, net income would have been $31.2 million for the nine months ended September 30, 2025 compared to net income of $34.2 million for the same period in 2024.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at September 30, 2025. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $761.7 million and $800.4 million as of September 30, 2025 and December 31, 2024, respectively, and net reserves of $702.9 million and $739.6 million as of September 30, 2025 and December 31, 2024, respectively. A breakout of the Company’s gross and net reserves is as follows:

	September 30, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$149,515	$305,055	$454,570	$148,390	$297,194	$445,584
Belmont Non-Core	107,843	199,268	307,111	72,875	184,432	257,307
Total	$257,358	$504,323	$761,681	$221,265	$481,626	$702,891

	December 31, 2024
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$146,261	$298,925	$445,186	$146,197	$289,955	$436,152
Belmont Non-Core	104,145	251,060	355,205	67,055	236,430	303,485
Total	$250,406	$549,985	$800,391	$213,252	$526,385	$739,637

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $169.6 million for claims occurring during the nine months ended September 30, 2025:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(24,592)	(16,536)	(8,480)	(424)	7,632
	-3%	(21,539)	(13,314)	(5,088)	3,138	11,363
	-2%	(20,013)	(11,702)	(3,392)	4,918	13,229
	-1%	(18,486)	(10,091)	(1,696)	6,699	15,094
	0%	(16,960)	(8,480)	—	8,480	16,960
	1%	(15,434)	(6,869)	1,696	10,261	18,826
	2%	(13,907)	(5,258)	3,392	12,042	20,691
	3%	(12,381)	(3,646)	5,088	13,822	22,557
	5%	(9,328)	(424)	8,480	17,384	26,288

The Company’s net reserves for losses and loss adjustment expenses of $702.9 million as of September 30, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

Reconciliation of non-GAAP financial measures and ratios

The tables below reconcile the non-GAAP financial measures or ratios, which excludes the impact of prior accident year adjustments in the first table and excludes the impact of prior accident year adjustments and the California Wildfires in the second table, to its most directly comparable GAAP measure or ratio. The Company believes the non-GAAP financial measures or ratios are useful to investors when evaluating the Company's underwriting performance as trends in the Company's segments may be obscured by prior accident year adjustments and the California Wildfires. These non-GAAP financial measures or ratios should not be considered as a substitute for the most directly comparable GAAP measures or ratios and do not reflect the overall underwriting profitability of the Company.

	Quarters Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property
Non catastrophe property excluding the effect of prior accident year (1)	$14,480	35.6%	$18,199	42.3%	$47,654	40.1%	$53,446	43.8%
Effect of prior accident year	(2,787)	(6.8%)	(2,862)	(6.7%)	(8,966)	(7.6%)	(3,849)	(3.1%)
Non catastrophe property (2)	$11,693	28.8%	$15,337	35.6%	$38,688	32.5%	$49,597	40.7%

Catastrophe excluding the effect of prior accident year (1)	$1,281	3.1%	$3,478	8.1%	$24,350	20.5%	$10,274	8.4%
Effect of prior accident year	1	—	143	0.3%	(632)	(0.5%)	511	0.4%
Catastrophe (2)	$1,282	3.1%	$3,621	8.4%	$23,718	20.0%	$10,785	8.8%

Total property excluding the effect of prior accident year (1)	$15,761	38.7%	$21,677	50.4%	$72,004	60.6%	$63,720	52.2%
Effect of prior accident year	(2,786)	(6.8%)	(2,719)	(6.4%)	(9,598)	(8.1%)	(3,338)	(2.7%)
Total property (2)	$12,975	31.9%	$18,958	44.0%	$62,406	52.5%	$60,382	49.5%

Casualty
Total casualty excluding the effect of prior accident year (1)	$34,158	57.9%	$30,757	58.7%	$97,596	57.7%	$95,841	58.9%
Effect of prior accident year	2,742	4.7%	2,685	5.1%	9,559	5.6%	3,223	2.0%
Total casualty (2)	$36,900	62.6%	$33,442	63.8%	$107,155	63.3%	$99,064	60.9%

Total
Total property and casualty excluding the effect of prior accident year (1)	$49,919	50.1%	$52,434	55.0%	$169,600	58.9%	$159,561	56.0%
Effect of prior accident year	(44)	—	(34)	(0.1%)	(39)	(0.1%)	(115)	—
Total property and casualty (2)	$49,875	50.1%	$52,400	54.9%	$169,561	58.8%	$159,446	56.0%

(1)
Non-GAAP financial measure / ratio.
(2)
Most directly comparable GAAP measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024

Current accident year underwriting income excluding California Wildfires
Underwriting income (1)	$5,302	$14,644
Effect of prior accident year	130	703
Current accident year underwriting income (2)	5,432	15,347
California Wildfires net losses and loss adjustment expenses	15,757	—
Current accident year underwriting income excluding California Wildfires (2)	$21,189	$15,347

Net income excluding California Wildfires
Net income (1)	$18,878	$34,219
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	12,338	—
Net income excluding California Wildfires (2)	$31,216	$34,219

Underwriting income excluding California Wildfires net losses and loss adjustment expenses
Underwriting income (1)	$5,302	$14,644
California Wildfires net losses and loss adjustment expenses	15,757	—
Underwriting income excluding California Wildfires (2)	$21,059	$14,644

Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires
Current accident year catastrophe net losses and loss adjustment expenses (4)	$24,350	$10,274
California Wildfires net losses and loss adjustment expenses	(15,757)	—
Current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires (2)	$8,593	$10,274

Current accident year combined ratio excluding California Wildfires
Combined ratio (1)	98.7%	95.2%
Effect of prior accident year	—	(0.2%)
Current accident year combined ratio (2)	98.7%	95.0%
Impact of California Wildfires	(5.5%)	—
Current accident year combined ratio excluding California Wildfires (2)	93.2%	95.0%

Current accident year catastrophe loss ratio excluding California Wildfires (2)
Current accident year catastrophe loss ratio (4)	20.5%	8.4%
Impact of California Wildfires	(13.3%)	—
Current accident year catastrophe loss ratio excluding California Wildfires (2)	7.2%	8.4%

(1) Most directly comparable GAAP measure / ratio.

(2) Non-GAAP financial measure / ratio.

(3) Represents net losses and loss adjustment expenses of $15.8 million less tax benefit of $3.5 million.

(4) See previous table for reconciliation of non-GAAP financial measures or ratios to its most directly comparable GAAP measure or ratio for current accident year catastrophe net losses and loss adjustment expenses.

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

Liquidity and Capital Resources

Sources and Uses of Funds

Global Indemnity Group, LLC is a holding company. Its principal assets are its ownership in the shares of (i) Belmont Holdings GX, Inc., an insurance holding company that owns the following insurance companies: United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, Penn-Star Insurance Company, and Penn-Patriot Insurance Company, and (ii) Katalyx Holdings LLC, an agency and specialized service holding company.

Global Indemnity Group, LLC’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, and share repurchases. In order to meet its current short-term and long-term needs, its principal sources of cash include investment income, interest and principal payments on intercompany debt with Belmont Holdings GX, Inc., and reimbursement for equity awards granted to employees of Belmont Holdings GX, Inc. and Katalyx Holdings LLC.

Katalyx Holdings LLC includes four insurance agencies, three insurance service companies, and one service company whose current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, capital expenditures in developing and integrating information technology platforms and operations, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include fees from third parties, commissions / service fees from Belmont Holdings GX, Inc., commissions from third parties, and capital contributions from Global Indemnity Group, LLC.

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

The insurance companies’ current short-term and long-term liquidity needs include but are not limited to the payment of claims, commissions, operating expenses, federal taxes, and dividends. Their principal sources of funds include cash from direct and assumed business written, investment income, and proceeds from sales and maturities of investments.

The Company continuously reviews and assesses the short-term and long-term needs of each of its holding companies, service companies, and insurance companies. In addition, the Company periodically reviews opportunities related to business acquisitions and as a result, liquidity needs may arise in the future.

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2024 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2024 Annual Report on Form 10-K for further information on dividend limitations related to the insurance companies. Extraordinary dividends of $100.0 million, in aggregate, were declared by the Company's insurance subsidiaries for distribution to Belmont Holdings GX, Inc. in June 2025. The dividends by the Company’s insurance subsidiaries were approved by the respective departments of insurance in Pennsylvania, Indiana and Virginia in July 2025. These dividends were paid in the third quarter of 2025.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, underwriting expenses and corporate expenses. Operating cash flows are generally used for investing and financing activities. Funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by operating activities was $15.1 million and $52.3 million for the nine months ended September 30, 2025 and 2024, respectively, consisting of the following:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
Net premiums collected	$315,488	$304,001	$11,487
Net losses and loss adjustment expenses paid	(211,561)	(165,823)	(45,738)
Underwriting and corporate expenses	(140,038)	(116,682)	(23,356)
Net investment income	58,736	33,428	25,308
Net income taxes paid	(7,532)	(2,657)	(4,875)
Interest paid	—	(17)	17
Net cash provided by operating activities	$15,093	$52,250	$(37,157)

•
The decline in cash flows of $37.2 million in 2025 compared to the same period in 2024 is primarily driven by an increase in current accident year catastrophe property net losses and loss adjustment expenses paid and increase in prior accident year casualty net losses and loss adjustment expenses paid from the Belmont Non-Core Casualty lines of business.

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

Liquidity

The Board of Directors approved quarterly distribution payments of $0.35 per common share to all shareholders of record on the close of business on March 21, 2025, June 20, 2025 and September 29, 2025. Distributions paid to common shareholders were $10.0 million during the nine months ended September 30, 2025. The distribution declared on September 29, 2025 for $5.0 million was paid on October 6, 2025. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2025.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.7 million and $9.2 million were received during the quarter and nine months ended September 30, 2025, respectively. The Global Debt Fund, LP had a fair market value of $9.6 million at September 30, 2025.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2025. Please see Item 7 of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements within the meaning of Section 21E of the Security Exchange Act of 1934, as amended. These forward-looking statements reflect the Company’s current views as of the date of this report. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future, including future performance, operations, products and services of the companies.

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements, such as the Company’s ability to execute on its strategy following its corporate reorganization, is subject to risks, uncertainties, assumptions, including, but not limited to, the impact of legislative or regulatory actions, the impact of natural or man-made disasters, the sufficiency of the Company’s reserves, the impact of emerging claims issues, adverse capital market developments impacting investment performance, ability to effectively start-up or integrate new product opportunities, such as the ability to successfully integrate and develop acquired businesses and to establish a reinsurance managing general agency, adverse effect of cyber-attacks, and other factors described in the section captioned “Risk Factors” in Item 1A of Part I in the Company’s 2024 Annual Report on Form 10-K. These risks are not exhaustive, and new risks and uncertainties emerge from time to time. It is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon such statements.

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

Please see Item 7A of Part II in the Company’s 2024 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2025.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and nine months ended September 30, 2025.

There were no shares surrendered by the Company's employees during the quarter and nine months ended September 30, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended September 30, 2025.

Limited Liability Company Agreement Amendment

Effective October 29, 2025, the Company approved Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Limited Liability Company Agreement (the “Third Amended and Restated LLC Agreement”) of the Company to provide that the existing arbitration provisions under Section 12.10 of the Third Amended and Restated LLC Agreement apply to all claims. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

Item 6. Exhibits

3.1+	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Global Indemnity Group, LLC.

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

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: October 31, 2025	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)