Form 10-K
period 2025-12-31
Global Indemnity Group, LLC
filed 2026-03-10
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s class A common shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Select Market as of such date), was $225,807,147. There are no class B common shares held by non-affiliates of the registrant.

As of March 10, 2026, the registrant had outstanding 10,557,227 class A common shares (including 550,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this report.

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

Overview

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”), is a Delaware limited liability company whose predecessors have been publicly traded since 2003. Effective after close of trading on November 3, 2025, the Company transferred the listing of its class A common shares (excluding class A common shares designated as class A-2 common shares) from the New York Stock Exchange to the Nasdaq Global Select Market where the shares continue to trade under the existing ticker symbol "GBLI".

Global Indemnity Group, LLC is a publicly traded partnership for U.S. federal income tax purposes. The Company believes that it has met, and intends to continue to meet, the qualifying income exception to maintain partnership status. As a partnership, Global Indemnity Group, LLC is generally not subject to federal income tax and most state income taxes. Each holder of class A common shares is treated as a partner in a partnership for U.S. federal income tax purposes. Shareholders must include in their taxable income their allocable share of Global Indemnity Group, LLC’s items of income, gains, losses, deductions, and other items of the partnership for Global Indemnity Group, LLC’s taxable year ending within or with the shareholders’ taxable year, regardless of whether any cash or other distributions are made. The Company will furnish to each shareholder a schedule K-1 as soon as practical after the close of each calendar year. Income earned by the subsidiaries of Global Indemnity Group, LLC is subject to corporate tax in the United States and, therefore, is not taxable to Global Indemnity Group, LLC’s shareholders until the income is distributed by the subsidiaries to Global Indemnity Group, LLC.

Corporate Structure

Global Indemnity operates through two primary subsidiaries:

•
Katalyx Holdings LLC (“Katalyx”) (formerly Penn-America Underwriters, LLC) is a specialty insurance intermediary formed through an internal reorganization completed in December 2024. Katalyx comprises:(i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Holdings GX, Inc. ("Belmont Holdings") owns five statutory insurance carriers: Penn-Patriot Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-America Insurance Company, and United National Insurance Company, each of which are rated “A” (Excellent) by AM Best. Collectively, the insurance carriers are licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

The Company's management team is experienced in the insurance industry and the excess and surplus lines marketplace and has long-standing relationships in the industry. The Company’s organizational structure allows it to be highly responsive and flexible in interactions with its agents.

December 2024 Reorganization

In December 2024, the Company completed an internal reorganization that established Katalyx Holdings LLC as a distinct intermediary platform. The reorganization was designed to:

•
Establish separate, distinctly branded agency businesses for each business division (Wholesale Commercial, Vacant Express, Collectibles and Specialty Products) to strengthen branding, attract talent and deepen distribution relationships.
•
Create stand-alone business for technology (Kaleidoscope Insurance Technologies, Inc.) and claims services (Liberty Insurance Adjustment Agency, Inc.) that support Belmont Holdings and are positioned to offer services to other insurance industry participants.
•
De-stack the insurance companies within Belmont Holdings, resulting in an increased consolidated surplus and more efficient management of capital and liquidity.

Business Segments

In the first quarter of 2025, the Company realigned its reportable segments to reflect changes in how the Company now manages its operations, reviews operating results, and allocates resources. The Company now has three reportable segments:

•
Agency and Insurance Services - Katalyx’s four agencies and three specialized insurance service businesses.
•
Belmont Insurance Companies - Core (“Belmont Core”) - insurance company operations for ongoing direct insurance and assumed reinsurance products written in the E&S marketplace (formerly the Penn-America segment).
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”) - insurance company operations for lines of business that have been de-emphasized or are no longer being written (formerly the Non-Core Operations segment).

Segment results for 2024 and 2023 have been recast to conform to these reportable segments. See Note 20 of the notes to the consolidated financial statements in Item 8 of Part II of this report for gross and net written premiums, income, and total assets of each operating segment for the years ended December 31, 2025, 2024 and 2023. For a discussion of the variances between years 2025 and 2024, see “Results of Operations” in Item 7 of Part II of this report.

Agency and Insurance Services Segment

The Agency and Insurance Services segment comprises the Katalyx platform focused on underwriting, growth and distribution of insurance products, and providing technology and claim services to policyholders and agents. Katalyx operates a portfolio of four agencies and three specialized service businesses, each described below.

Agencies. Katalyx’s agencies distribute specialty property and casualty insurance products in the E&S marketplace targeting Main Street Specialty Excess & Surplus Lines focusing on small businesses such as Artisan Contractors, Habitational (Landlord), General Services, Vacant Properties, Mercantile & Restaurants, Bars & Taverns, Commercial Buildings, and Collectibles. The Company has served this market for over 40 years and its agencies collectively distribute and underwrite commercial coverages across more than 1,000 classes of business. Katalyx’s agencies consist of the following:

•
Penn America Insurance Services, LLC distributes property and general liability products for small commercial businesses through a select network of wholesale general agents with specific binding authority using company administered systems to rate, quote and issue policies.

•
J.H. Ferguson & Associates, LLC distributes two products (i) Vacant Express which provides property and general liability products for owners of properties under construction, under renovation, vacant, or rented distributed through wholesale general agents and retail agents using Company administered systems to rate, quote and issue polices; and (ii) Specialty Products, a suite of of property and general liability niche products currently distributed through program administrators with specific binding authority. Effective 2026, distribution of Specialty Products to program administrators will be managed directly by Belmont Holdings personnel.
•
Collectibles Insurance Services, LLC offers digital direct-to-consumer property coverage for owners of collectibles items using Company administered systems. Collectibles Insurance Services has provided specialty coverage for collectors for more than 50 years, covering a broad range of collection types including protection against theft, fire, accidental damage, and loss in transit.

•
Valyn Re, LLC (formed October 2025; in the process of obtaining required licenses) will operate an agency distributing proportional assumed treaty reinsurance for Belmont Holdings and, when licensed, for other third-party carriers. Valyn Re is focused on supporting E&S specialty managing general agencies ("MGAs") and smaller traditional insurers seeking proportional treaty capacity in niche property and casualty lines. Treaties are contracted through reinsurance brokers/intermediaries and typically involve risk sharing by either the carrier or the producer. Assumed reinsurance is currently underwritten by Belmont Holdings through its own personnel pending Valyn Re’s licensure.

Specialized Insurance Service Businesses. In addition to its four agencies, Katalyx operates three specialized service businesses that support both Katalyx’s agencies and Belmont Holdings, and that are structured to offer services to other insurance industry participants over time.

•
Kaleidoscope Insurance Technologies, Inc. develops proprietary underwriting and policy systems intended to enhance agility, speed to market, and underwriting performance. Kaleidoscope is focused on delivering technology solutions using advanced analytics, AI-enabled capabilities, and digital distribution tools. See “Technology Platforms” below for further detail.

•
Sayata (comprising Sayata US Insurance Services, Inc. and New Sabre Labs Ltd.) operates an artificial intelligence-enabled digital marketplace and agency for small commercial insurance. Sayata’s platform is designed to help insurance professionals streamline operations and place commercial risk more efficiently. Sayata also offers a proprietary Risk Engine developed to assist carriers and MGAs with risk selection and underwriting analytics. Sayata conducts agency operations for commercial insurance placement in addition to its platform services.
•
Liberty Insurance Adjustment Agency, Inc. (“Liberty”) provides claims evaluation, adjustment, and related services across diverse lines of business. Liberty’s staff is licensed nationwide and includes in-house legal specialists who support coverage analysis and complex claims resolution. Liberty handles thousands of new claims annually. See “Claims Administration Services” below for further detail.

Marketing and Distribution. Katalyx distributes insurance products across a wide distribution network that includes wholesale general agents, retail agents, and direct-to-consumer. The Company’s primary distribution strategy is to maintain longstanding strong relationships with high-quality wholesale general agents and retail agents. Its average tenure with its wholesale agents is 15 years.

New wholesale general agent appointments require financial and product expertise due diligence. Prospective agents are first granted “trial period access” to its proprietary systems and underwriting tools to “test quote” policies before granting full authority to underwrite and issue policies. The Company evaluates the ability of the agent to execute procedures properly before giving full authority to produce business. Contracts with each agent set forth key terms including direct commissions and profit commissions. Agents are eligible for profit commissions for superior underwriting results.

Katalyx's underwriting staff monitors agent performance on an ongoing basis through reviews of production, loss results, and policy audits. In-person and virtual visits are conducted by assigned underwriters and/or managers, supplemented by outreach at industry events.

As of December 31, 2025, Katalyx distributes through approximately 350 wholesale general agent offices, 3,300 retail agents, and 21,000 direct-to-consumer policies. None of these agents accounted for more than 10% of gross written premiums within the Belmont Core segment for the year ended December 31, 2025 and the three largest wholesale agency groups in the United States in aggregate accounted for less than 20% of gross written premiums within the Belmont Core segment for the year ended December 31, 2025. The Company has approximately 135,000 policies in force as of December 31, 2025.

Pricing. Katalyx's actuaries customize the pricing for each product utilizing their expertise in factors such as historical loss data, changes in rate levels over time, outputs from property catastrophe modeling, and individual risk and coverage attributes supplemented by industry data. The company generally references Insurance Services Office (“ISO”) actuarial loss costs provided as a baseline for most products. For certain products, the Company may employ proprietary rating methods, including the use of machine learning, advanced statistical analyses, and competitor benchmarking, when appropriate. Belmont Core’s underwriting objective is to achieve a satisfactory risk-adjusted rate of return.

Underwriting. The insurance products that Katalyx distributes are primarily underwritten through specific binding authority granted to its distribution partners. Katalyx’s agencies underwrite submissions received from wholesale general agents and program administrators in accordance with carrier underwriting guidelines. Approximately 90% of the policies are fully automated and are processed by the agents utilizing Katalyx's technology platform to rate, quote and issue binders or policies. Underwriters have defined levels of authority that vary based on experience and performance. Agents have no authority to change forms or underwriting rules and have very limited discretionary pricing authority.

A comprehensive, regularly updated underwriting manual that specifically outlines risk eligibility which is developed based on the type of insured, nature of exposure and overall expected profitability is used for underwriting. This manual also outlines (a) rates, (b) underwriting guidelines, including but not limited to policy forms, terms and conditions, and (c) policy issuance instructions. Training on these underwriting guidelines is done via in-person agency visits, marketing calls, agency conferences, or webinars.

Risks outside the specific binding authority must be submitted to Katalyx's underwriting personnel directly for underwriting review for approval or denial. The Company and its agents perform additional loss control activities through property inspections. Premiums audits are performed on the Company’s casualty business rated on revenue and payroll exposure.

Underwriting quality of its wholesale general agents is monitored through a comprehensive control system that includes: (i) automated system criteria edits and exception reports, (ii) targeted policy reviews to measure adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing, (iii) periodic on-site and virtual comprehensive audits to evaluate processes, controls, profitability and adherence to the Company’s underwriting manual or letter of authority including: risk selection, underwriting compliance, policy issuance and pricing, (iv) internal quarterly actuarial analysis of loss ratios produced by business underwritten by the Company’s wholesale general agents and retail agents, and (v) internal quarterly analysis of financial results, including premium growth and overall profitability of business produced by the Company’s wholesale general agents and retail agents.

Wholesale general agents and program administrators are eligible for profit commissions tied directly to producing profitable business.

Technology Platforms. Kaleidoscope Insurance Technologies, Inc, provides agents with rate, quote and policy issuance systems for Belmont Core business and maintains the ability to update rates, policy terms and conditions, and underwriting guidelines. The Company's agents can typically transact a piece of business in 20 minutes or less.

The technology platforms capture key underwriting and rating elements, enabling the Company to perform profitability analysis and predictive risk analytics. Proprietary automated reports, developed by the Company's underwriting teams, measure rate adequacy, retention, new business growth, and overall profitability across dimensions such as geography, agent, class of business, policy limits, and coverage. Proprietary automated reports are also developed to monitor key attributes of risk exposures.

While the Company’s existing technology platforms enable it to conduct business, the Company is focused on further enhancing its technology infrastructure to drive increased efficiency and agility in the competitive insurance industry. The Company has made, and continues to make, a multi-year investment to develop proprietary cloud-hosted, multi-tenant platform designed for property and casualty insurance products, intended to enhance (i) rate, quote, and policy issuance systems connecting with wholesale general agents, (ii) maintenance of key underwriting elements, including but not limited to rates, forms, rules, underwriting guidelines, and underwriting authorities, (iii) underwriting workflow management and (iv) data analytics. The Wholesale Commercial Excess Liability product was launched on this new platform in 2024, followed by Special Events in 2025. An Underwriting Workbench was implemented in 2025 to streamline workflows and automate submission approval processes for these products to enhance service delivery.

Claims Administration Services. Liberty Insurance Adjustment Agency, Inc. (“Liberty”), provides claims evaluation, adjustment, and related services across diverse lines of business.

Liberty’s approach to claims management is designed to investigate reported incidents at the earliest juncture, to select, manage, and supervise all legal and adjustment aspects of claims, including settlement, for the mutual benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The wholesale general agents, program administrators and wholesale brokers, through which Katalyx distributes its products, have no authority to settle claims or otherwise exercise control over the claims process.

Liberty’s staff is licensed nationwide and includes in-house legal specialists who support coverage analysis and complex claims resolution. Liberty handles thousands of new claims annually through an in-house claims department organized into four dedicated units: casualty, property, subrogation, and construction defect. These professionals handle coverage confirmation, investigation, customer service, claims adjustment, and disposition, supported by a network of Company-approved independent adjusters and attorneys.

The Company has a formal claims review process, and all claims greater than $250,000 are reviewed by senior claims management and certain senior executives. Large loss trends and analysis are reviewed by a Large Loss committee.

Belmont Core Segment

The Belmont Core comprises the insurance company operations conducted at Belmont’s five statutory insurance carriers in the E&S marketplace. Belmont Core’s insurance carriers are eligible to write on a surplus lines (non-admitted) basis and are licensed to write on an admitted basis in all 50 U.S. States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. This dual capability provides flexibility in product design and rate-setting to address emerging risks and market opportunities.

In 2025, excluding assumed reinsurance, Belmont Core wrote 89% of its business on a non-admitted basis and 11% on an admitted basis.

Over the 22 years since the Company’s IPO in 2003, Belmont Core’s business lines have an average gross loss ratio of 54%.

Belmont Core provides specialty property and casualty insurance products on both an admitted and non-admitted basis targeting Main Street businesses in the E&S marketplace across more than 1,000 classes of business.

The segment’s five business divisions are:

•
Wholesale Commercial - property and general liability products for small commercial businesses distributed by Penn America Insurance Services, LLC.

•
Specialty Products - property and general liability niche products, currently distributed through J.H. Ferguson & Associates, LLC. Effective 2026, distribution of Specialty Products will be managed directly by Belmont Core personnel.

•
Vacant Express - property and general liability products for owners of properties under construction, under renovation, vacant, or rented distributed by J.H. Ferguson & Associates, LLC.

•
Collectibles - property coverage for owners of collectible items, distributed by Collectibles Insurance Services, LLC on a direct-to-consumer basis. Collectibles Insurance Services has provided specialty coverage to collectors for more than 50 years.
•
Assumed Reinsurance - individual treaties with small-to-medium sized financially sound insurers in niche product lines, contracted through reinsurance brokers/intermediaries focused on the US property and casualty market. In 2025, the assumed reinsurance treaties were placed through 5 brokers through Belmont Core; no single broker accounted for 10% or more of Belmont Core’s gross written premium or 10% or more of the Company’s consolidated revenues for the year ended December 31, 2025. Effective 2026, Valyn Re LLC will distribute assumed reinsurance for Belmont Core.

The following table sets forth Belmont Core's gross written premiums by business division:

	For the Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Wholesale Commercial (1)	$256,001	63.7%	$248,600	62.2%	$234,941	63.6%
Specialty Products (1)	36,562	9.1	64,831	16.1	72,535	19.5
Vacant Express (1)	46,781	11.7	40,497	10.1	32,771	8.9
Collectibles (1)	17,172	4.3	15,844	4.0	15,538	4.2
Total direct written premiums	$356,516	88.8	$369,772	92.4	$355,785	96.2
Assumed Reinsurance	44,896	11.2	30,204	7.6	13,875	3.8
Total gross written premiums	$401,412	100.0%	$399,976	100.0%	$369,660	100.0%

(1) Direct written premiums produced by Katalyx's agencies on behalf of Belmont Core in 2025.

Underwriting and Pricing. Corporate underwriting at Belmont Holdings governs business distributed by Katalyx agencies and its program administrators for Specialty Products. It establishes underwriting strategy, risk appetite, standards, and operating controls for business underwritten on Belmont’s insurance carriers. It aligns underwriting activity with portfolio objectives, financial targets and capital by defining policies and authorities, managing aggregate risk and concentrations, reviewing large or exception risks, and monitoring underwriting performance. Corporate underwriting operates under the Chief Underwriting Officer and works closely with actuarial, reinsurance, and enterprise risk management functions while preserving front‑line underwriting authority.

Geographic Concentration. The following table sets forth the geographic distribution of Belmont Core’s gross written premiums for the periods indicated:

	For the Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
California	$54,476	13.6%	$57,308	14.3%	$56,361	15.2%
Florida	45,261	11.3	51,295	12.8	46,859	12.7
Texas	40,374	10.1	41,478	10.4	34,413	9.3
New York	34,616	8.6	36,846	9.2	38,812	10.5
Massachusetts	18,116	4.5	18,932	4.7	17,940	4.9
Louisiana	14,027	3.5	14,494	3.6	13,188	3.6
Pennsylvania	13,287	3.3	12,718	3.2	11,413	3.1
New Jersey	13,075	3.3	14,137	3.5	11,189	3.0
Illinois	12,128	3.0	11,388	2.9	11,386	3.1
Georgia	11,019	2.7	11,372	2.8	8,148	2.2
Subtotal	256,379	63.9	269,968	67.4	249,709	67.6
All other states	100,121	24.9	104,587	26.2	106,076	28.6
Assumed Reinsurance	44,912	11.2	25,421	6.4	13,875	3.8
Total	$401,412	100.0%	$399,976	100.0%	$369,660	100.0%

Belmont Non-Core Segment

The Belmont Non-Core segment comprises lines of business that have been de-emphasized or are no longer being written. Net earned premiums were $0.4 million in 2025 compared to $7.2 million in 2024.

The primary activities of Belmont Non-Core are servicing the exiting policies and treaties in run-off, adjusting claims, and estimating loss reserves on de-emphasized and terminated business.

Products within Belmont Non-Core segment (manufactured home, dwelling, motorcycle, watercraft, certain homeowners products, and farm, ranch & equine business) operated primarily in the standard or admitted markets and were distributed through retail agents, wholesale general agents, and brokers. These insurance products were either underwritten via limited binding authority, specific binding authority, or by internal personnel. The Property Brokerage operated predominantly in the E&S /non-admitted market and was distributed through wholesale brokers. Retrocessional reinsurance treaties were distributed through brokers and on a direct basis.

Information technology development initiatives related to business lines within Belmont Non-Core have been discontinued.

Additional capital has and will become available as a result of de-emphasizing and exiting non-core business. This additional capital is expected to support future growth in the Company's Belmont Core segment and provide capital for business initiatives.

Excess and Surplus Lines Marketplace

The Company operates in the Excess and Surplus Lines Marketplace (“E&S Market”). The E&S Market provides coverage for businesses that often do not fit the underwriting criteria of an insurance company operating in the standard markets due to their relatively unpredictable loss patterns and unique niches of exposure requiring rate and policy form flexibility. Without the excess and surplus lines market, certain businesses would have to self-insure their exposures, or seek coverage outside the U.S. market.

In the standard property and casualty insurance market, insurance rates and forms are highly regulated; products and coverage are largely uniform and have relatively predictable exposures. Standard market insurers tend to compete for customers primarily on the basis of price, coverage, value-added service, and financial strength. By contrast, E&S market competition tends to focus less on price and more on availability, service, and other considerations. While E&S risks may carry higher perceived uncertainty, E&S underwriters have historically generated underwriting profitability superior to standard-market underwriters.

The Company also offers select specialty products. These products, primarily Vacant Express, required by specific insureds are not otherwise available from standard market carriers. Admitted products are subject to greater state regulatory oversight than surplus lines products, particularly regarding rate and form filing requirements and the ability to enter or exit lines of business.

In 2025, excluding Assumed Reinsurance, Belmont Core wrote 89% of its business on a non-admitted basis and 11% on an admitted basis.

Reinsuring Underwriting Risk

Philosophy and Approach

The Company’s philosophy is to purchase reinsurance from third parties to limit its liability on individual risks and to protect against property catastrophe and casualty clash losses. Reinsurance helps control exposure to severe losses and reserve capital. The type, cost, and limits of reinsurance purchased may vary annually based upon the Company’s desired retention levels and the availability of quality reinsurance at an acceptable price. The Company purchases reinsurance based on guidelines established by management.

Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of limits on the policies it has written, it makes the assuming reinsurer liable to the insurer to the extent of the ceded insurance. The Company primarily utilizes treaty reinsurance (both proportional and excess of loss structures) and may purchase facultative reinsurance protection on single risks when warranted. The Company analyzes its reinsurance contracts to ensure that they meet the risk transfer requirements.

The Company endeavors to purchase reinsurance from financially strong reinsurers with which it has long-standing relationships, and in certain circumstances holds collateral (including letters of credit) under reinsurance agreements.

Reinsurance Structures

The Company selects reinsurance structures based on the characteristics of the risks being covered.

•
Proportional (quota share) reinsurance is typically used for umbrella and excess products, certain specialty products, and new products in development, as it provides the most cost-effective way to control net exposure in those areas.
•
Excess of loss reinsurance is used for property catastrophic events and for individual risk severity on property and casualty risks, enabling the Company to maximize underwriting profit over time by retaining its desired amount of risk while limiting exposure to unforeseen volatility.

The Company continually evaluates its retention levels across its entire portfolio to align reinsurance structures with its corporate risk tolerance levels associated with such products. Decisions to change retention levels may affect earnings volatility and reflect changes in risk tolerance.

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

Material Reinsurance Treaties

Property Catastrophe Excess of Loss. Effective June 1, 2025, the Company purchased two layers of occurrence coverage: (i) 100% of $25 million in excess of $25 million (with one paid reinstatement) and (ii) $25 million in excess of $50 million (with one paid reinstatement). These terms are unchanged from the prior treaty effective June 1, 2024.

Property Per Risk Excess of Loss. Effective January 1, 2026, the renewed treaty provides for non-cannabis property risks, 100% of $2.5 million per risk in excess of $2.5 million per risk and 100% of $5.0 million per risk in excess of $5.0 million, each with multiple free reinstatements. The prior treaty (expired December 31, 2025) provided 100% of $2.5 million per risk in excess of $2.5 million per risk and 95% of $5.0 million per risk in excess of $5.0 million per risk. For cannabis property risks, coverage of 85% of $2.5 million per risk in excess of $2.5 million per risk, and 85% of $5.0 million per risk in excess of $5.0 million per risk, with multiple free reinstatements. The prior treaty (expired December 31, 2025) provided 70% of $2.5 million per risk in excess of $2.5 million per risk and 65% of $5.0 million per risk in excess of $5.0 million per risk.

Casualty Excess of Loss. Effective January 1, 2026, the renewed treaty provides 100% of $3.5 million per occurrence in excess of $1.5 million per occurrence and 81.5% of $10 million per occurrence in excess of $5.0 million per occurrence, subject to an aggregate limit of $34 million. The prior treaty effective January 1, 2025 provided 80% of $10 million per occurrence in excess of $2.5 million per occurrence, subject to an aggregate limit of $20 million.

Umbrella and Excess Liability Quota Share. Effective July 1, 2025, the Company amended to extend its umbrella and excess liability quota share (50% coverage up to $5 million) through December 31, 2025. This treaty was not renewed effective January 1, 2026 as umbrella and excess business will be covered under the Casualty Excess of Loss Treaty.

Reinsurance Receivables by Reinsurer

The following table sets forth the ten reinsurers for which the Company had the largest reinsurance receivables as of December 31, 2025. Also shown are the amounts of premiums ceded by the Company to these reinsurers during the year ended December 31, 2025.

(Dollars in millions)	AM Best Rating	Gross Reinsurance Receivables	Percent of Total	Ceded Premiums Written	Percent of Total
Munich Re America Corp.	A+	$30.9	48.2%	$4.4	40.0%
General Reinsurance Corp.	A++	9.9	15.4	1.2	11.2
Swiss Reinsurance America Corp.	A+	4.8	7.5	1.0	8.9
Allianz Risk Transfer	A+	4.6	7.2	—	—
Westport Insurance Corporation	A+	2.7	4.2	—	—
Argo Re, Ltd	A-	2.1	3.3	—	—
XL Reinsurance America, Inc	A+	1.3	2.0	—	—
America Agricultural Insurance	A	1.3	2.0	0.2	1.8
Factory Mutual Insurance Company	A+	1.2	1.9	1.4	12.7
Scor Reinsurance Company	A	1.1	1.7	0.3	2.9
Subtotal		$59.9	93.4%	$8.5	77.5%
All other reinsurers		4.2	6.6	2.5	22.5
Total reinsurance receivables before allowance for expected credit losses		$64.1	100.0%	$11.0	100.0%
Allowance for expected credit losses		(1.5)
Total receivables, net of allowance for expected credit losses		62.6
Collateral held in trust from reinsurers		(8.6)
Net receivables		$54.0

At December 31, 2025, the total receivables, net of collateral held in trust, were $54.0 million. This amount is net of an allowance for expected credit losses of $1.5 million at December 31, 2025. Historically, there have been insolvencies following a period of competitive pricing in the industry. The Company reviews its financial exposure to the reinsurance market on a quarterly basis and assesses the adequacy of its collateral and allowance for expected credit losses. The Company continues to take actions to mitigate its exposure to possible loss.

Claims Management and Administration

The Company’s approach to claims management is designed to provide technical and regulatory oversight and supervision of all legal and adjustment aspects of claims, including settlement, for the benefit of the Company, its professional general agents, wholesale brokers, reinsurers and insureds. The Company’s professional general agents and wholesale brokers have no authority to settle claims or control over the claims process. The claims management staff supervises or processes all claims.

Claims are managed by: (i) Belmont’s in-house claims professionals, (ii) Liberty Insurance Adjustment Agency, Inc., and (iii) third-party assuming reinsurers to whom limited claims handling authority is delegated. Together these parties handle coverage confirmation, investigation, customer service, claims adjustment and disposition, supported by a network of Company-approved independent adjusters and attorneys. Approximately 95% of claims are handled by Belmont’s in-house claims management professionals and Liberty; and approximately 5% are handled by assuming reinsurers. The Company reviews and supervises the claims handled by its reinsurers seeking to protect its reputation and minimize exposure. All claims exceeding $250,000 are reviewed by senior claims management and certain senior executives; large-loss trends are reviewed by the Large Loss Committee.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Applicable insurance laws require the Company to maintain reserves to cover its estimated ultimate losses under insurance policies and reinsurance treaties that it writes and for loss adjustment expenses relating to the investigation and settlement of claims.

Establishing Reserves

The Company establishes losses and loss adjustment expense reserves for individual claims by evaluating reported claims on the basis of: (i) knowledge of the circumstances surrounding the claim, (ii) the severity of injury or damage, (iii) jurisdiction of the occurrence, (iv) the potential for ultimate exposure, (v) litigation related developments, (vi) the type of loss, and (vii) the Company’s experience with the insured and the line of business and policy provisions relating to the particular type of claim.

The Company also establishes incurred but not reported losses (“IBNR”) reserves, which include provisions for development on known cases as well as provisions for claims that have occurred but not been reported. IBNR reserves are based on the Company's historical statistical information, supplemented with industry data where appropriate, and incorporate estimates of future trends in claims severity and other judgment factors. Reserves are carried on an undiscounted basis (other than fair value adjustments recorded under purchase accounting).

The Company’s reserves are reviewed quarterly by the in-house actuarial staff; management is responsible for the final reserve selections. Reserve reviews are summarized on both a gross and net of reinsurance basis.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the reserves annually. The Company does not rely upon the review by the independent actuaries to develop its reserves, but uses their review to corroborate the analysis performed by the in-house actuarial staff. Results of the internal and external reviews are discussed with the Company’s senior management to determine Management's best estimate of reserves.

Claim Development Periods

For certain classes of risks, the period of time between the occurrence of an insured event and the final resolution of a claim may span many years, requiring upward or downward adjustments to reserves over time. Certain classes, such as of umbrella and excess liability, historically have longer intervals between the occurrence of an insured event and final resolution resulting in possibility of several adjustments to reserves over time. Other classes, such as most property insurance, historically have shorter intervals between the occurrence of an insured event and final resolution, and are inherently less likely to require significant reserve adjustments over time.

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

Asbestos and Environmental (“A&E”) Exposure

The Company’s environmental exposure arises from the sale of general liability and commercial multi-peril insurance. Current policies continue to exclude classic environmental contamination claims. However, in some states, the Company is required, depending on the circumstances, to provide coverage for certain bodily injury claims, such as an individual's exposure to a release of chemicals. The Company has also issued policies that were intended to provide limited pollution and environmental coverage. These policies were specific to certain types of products underwritten by the Company. The Company has also received a number of asbestos-related claims, the majority of which are declined based on well-established exclusions. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigations. Estimates of these liabilities are reviewed and updated continually.

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

The liability for unpaid losses and loss adjustment expenses, inclusive of A&E reserves, reflects Management’s best estimates for future amounts needed to pay losses and related loss adjustment expenses as of each of the balance sheet dates reflected in the financial statements herein in accordance with generally accepted accounting principles ("GAAP"). As of December 31, 2025, the Company had $10.2 million of net loss reserves for asbestos-related claims and $3.1 million for environmental claims. The Company attempts to estimate the full impact of the A&E exposures by establishing specific case reserves on all known losses. See Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for tables showing the Company’s gross and net reserves for A&E losses.

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

Investments

The Company’s investment policy is determined by the Investment Committee of the Board of Directors. For Global Indemnity's insurance carriers, investments must comply with applicable statutory regulations that prescribe the type, quality, and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, and preferred and common equity securities. The Company engages third-party investment advisors to oversee and manage the majority of its investments and to make recommendations to the Investment Committee. The Company’s investment policy permits investments in taxable and tax-exempt fixed income investments, publicly traded equities, and private equity and private debt. To provide diversification, the Company limits exposure to individual issuers.

The following table summarizes by type the estimated fair value of Global Indemnity’s investments and cash and cash equivalents as of December 31, 2025, 2024, and 2023:

	December 31, 2025		December 31, 2024		December 31, 2023
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
Cash and cash equivalents	$65,542	4.6%	$17,009	1.2%	$38,037	2.7%
U.S. treasuries	640,629	44.5	875,246	60.7	494,223	35.6
Obligations of states and political subdivisions	14,165	1.0	16,335	1.1	26,150	1.9
Mortgage-backed securities (1)	199,060	13.8	58,920	4.1	58,927	4.3
Asset-backed securities	137,268	9.5	135,427	9.4	202,952	14.6
Commercial mortgage-backed securities	56,828	3.9	65,568	4.6	79,080	5.7
Corporate bonds	199,193	13.8	156,096	10.8	291,713	21.0
Foreign corporate bonds	78,359	5.4	74,316	5.2	140,748	10.2
Total fixed maturities	1,325,502	91.9	1,381,908	95.9	1,293,793	93.3
Equity securities	33,673	2.3	12,284	0.9	16,508	1.2
Other invested assets	17,097	1.2	29,413	2.0	38,236	2.8
Total investments and cash and cash equivalents (2)	$1,441,814	100.0%	$1,440,614	100.0%	$1,386,574	100.0%

(1)
Includes collateralized mortgage obligations of $195,206, $54,750, and $56,186 for 2025, 2024, and 2023, respectively.
(2)
Does not include net receivable (payable) for securities of $(21,594), $52, and $3,858 for 2025, 2024, and 2023, respectively.

The Company has sought to structure its portfolio to reduce the risk of default on collateralized commercial real estate obligations and asset-backed securities.

•
Mortgage-backed securities - comprised of $3.9 million of U.S. agency paper, and $195.2 million of collateralized mortgage obligations, of which 65.9% are rated AA- or better.
•
Asset-backed securities - of the $137.3 million, 62.7% are rated A- or better; weighted average credit enhancement is 34.8%.
•
Commercial mortgaged-backed securities - of the $56.8 million, 66.5% are rated AA- or better.

As of December 31, 2025, the Company had $17.1 million of other invested assets consisting of (i) a partnership that invests in distressed securities and assets through debt and equity in both public and private large-cap and middle-market companies was valued at $1.7 million, (ii) a partnership that invests in Real Estate Investment Trust (“REIT”) qualifying assets was valued at $6.0 million, and (iii) a partnership comprised of performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities was valued at $9.3 million. The carrying value of these investments approximates fair value. There is no readily available independent market price for these limited liability partnership investments and the Company does not have access to daily valuations. The Company receives annual audited financial statements from each of the partnership investments it owns.

The overall weighted average duration of the Company’s fixed maturities portfolio was 1.0 years as of December 31, 2025 compared to 0.8 years at December 31, 2024. At December 31, 2025, the Company’s embedded book yield on its fixed maturities, excluding cash, was 4.3% compared with 4.4% at December 31, 2024.

With respect to fixed income investments, the maximum exposure per issuer varies as a function of the credit quality of the security. Further, credit risk is managed through portfolio composition, with 91.6% of fixed income securities rated investment grade as of December 31, 2025, including 11.4% rated AAA. The 7.2% of fixed income securities not rated by Standard & Poor’s consist of structured bonds, most of which are highly rated by other credit rating agencies. The following table summarizes, by Standard & Poor's rating classifications, the estimated fair value of Global Indemnity’s investments in fixed maturities, as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Estimated Fair Value	Percent of Total	Estimated Fair Value	Percent of Total
AAA	$151,437	11.4%	$103,130	7.5%
AA	695,827	52.5	942,524	68.1
A	152,981	11.5	131,287	9.5
BBB	213,402	16.1	152,893	11.1
BB	5,986	0.5	6,938	0.5
B	1,967	0.1	2,521	0.2
CCC	3,834	0.3	1,865	0.1
CC	1,797	0.1	3,502	0.3
C	2,041	0.2	1,387	0.1
D	1,057	0.1	2,419	0.2
Not rated	95,173	7.2	33,442	2.4
Total fixed maturities	$1,325,502	100.0%	$1,381,908	100.0%

The value of the Company’s bond portfolio is inversely related to changes in market interest rates. Certain securities have call or prepayment options, which can expose the Company to reinvestment risk should interest rates fall. The Company seeks to mitigate its reinvestment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, be called, or be prepaid at any point in time. The following table sets forth the expected maturity distribution of the Company’s fixed maturities portfolio at their estimated market value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Estimated Market Value	Percent of Total	Estimated Market Value	Percent of Total
Due in one year or less	$695,071	52.4%	$923,861	66.8%
Due in one year through five years	224,965	17.0	180,523	13.1
Due in five years through ten years	3,785	0.3	8,600	0.6
Due after ten years	8,525	0.6	9,009	0.7
Securities with fixed maturities	932,346	70.3	1,121,993	81.2
Mortgaged-backed securities	199,060	15.0	58,920	4.3
Commercial mortgage-backed securities	56,828	4.3	65,568	4.7
Asset-backed securities	137,268	10.4	135,427	9.8
Total fixed maturities	$1,325,502	100.0%	$1,381,908	100.0%

See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this report for a more detailed discussion of the credit market and the Company’s investment strategy.

The Company also faces liquidity risk, defined as when the fair value of an investment is not able to be realized due to lack of interest by outside parties in the marketplace. The Company projects its cash flows from investments and operations to maintain adequate liquidity. Further, the Company attempts to mitigate this risk through diversification and periodic liquidity analyses performed by its investment managers.

The Company does not acquire fixed maturities with the intention to sell these securities in a short period of time. The Company can hold fixed maturities to recovery and/or maturity; however, the Company regularly re-evaluates its positions and will sell a security if warranted by market conditions.

Competition

The Company competes with numerous domestic and international insurance companies, mutual companies, specialty insurance companies, underwriting agencies, diversified financial services companies, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization products and alternative self-insurance mechanisms. In particular, the Company competes against insurance subsidiaries of groups in the specialty insurance market, including American International Group, Ategrity Specialty Insurance Company Holdings, Atlantic Casualty Insurance Company, Berkshire Hathaway, Bowhead Specialty Holdings Inc., Brookfield Wealth Solutions Ltd., Chubb Limited, Fidelis Partnership, IFG Companies, James River Group Holdings, Inc., Kinsale Capital Group, Inc., Markel Group Inc., Nationwide Insurance, Octave Specialty Group, RLI Corporation, RSUI Group, Selective Insurance Group, Inc., Skyward Specialty Insurance Group Inc., The Hartford Insurance Group, Inc., The Travelers Companies, Inc., and W.R. Berkley Corporation, as well as, insurance companies and others.

The Company also faces competition from standard-market carriers writing risks that were traditionally placed in the E&S market, Bermuda carriers establishing relationships with wholesale brokers and purchasing carriers, and other E&S market competitors.

Competition may take the form of lower prices, broader coverage, greater product flexibility, higher quality services, reputation and financial strength or higher ratings by independent rating agencies. The Company seeks to differentiate itself through products that are not readily available in the market, appropriate pricing, niche underwriting expertise, quality service, and technology-driven solutions that support agents and policyholders.

Human Capital

The Company had 286 employees on December 31, 2025 compared to 266 employees on December 31, 2024. This includes 226 insurance and technology services-based employees of Katalyx Holdings LLC and 60 operational and support-based employees of Belmont Holdings SGX, LLC. None of the Company’s employees are covered by collective bargaining agreements.

The Company’s human capital strategy is focused on attracting, developing, and retaining a team of highly skilled and motivated employees. The Company conducts regular assessments of its compensation and benefit practices and pay levels to help ensure that its employees are compensated fairly and competitively. The Company devotes resources to employee training and development. Individual objectives are set annually for each employee, and attainment of those objectives is an element of the employee’s performance assessment. The Company recognizes that its success is based on the talents and dedication of those it employs and is highly invested in its employees' success.

Financial Strength Ratings

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

Regulation

General

The insurance industry is regulated in most countries, although the degree and type of regulation varies significantly by jurisdiction. All of Global Indemnity’s companies are U.S. companies, or have elected to be taxed as U.S. companies.

U.S. Regulation

At December 31, 2025, the Company had five insurance company subsidiaries domiciled in the United States: United National Insurance Company, Penn-America Insurance Company, and Penn-Star Insurance Company (each domiciled in Pennsylvania); Diamond State Insurance Company (Indiana); and Penn-Patriot Insurance Company (Virginia).

As the parent of these insurance companies, Global Indemnity is subject to the insurance holding company laws of Pennsylvania, Indiana, and Virginia. These laws require each carrier to register with its domiciliary state insurance department and to provide annual financial and operational information about the holding company system. All material transactions among affiliated companies to which any insurance subsidiary is a party must be fair and, if material or of a specified category, require prior notice and approval (or absence of disapproval) from the applicable state insurance department. Material transactions include sales, loans, capital contributions, reinsurance agreements, certain dividends, and service agreements.

State Insurance Regulation

State insurance authorities have broad regulatory powers over insurance companies, including: licensing admitted business or determining eligibility to write surplus lines; accrediting reinsurers; admitting assets to statutory surplus; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; managing enterprise risk; regulating investments and dividends; and approving policy forms and premium rates in certain circumstances.

The Company’s insurance subsidiaries file financial statements with insurance departments in every jurisdiction where they are licensed, eligible, or accredited, and their operations are subject to review at any time. Financial statements are prepared using statutory accounting principles. State insurance departments conduct periodic financial examinations (generally every three to five years) and may conduct targeted market conduct examinations at any time, generally in cooperation with other states under NAIC guidelines.

The insurance departments of Indiana, Virginia, and Pennsylvania completed their most recent financial examinations of the Company’s insurance subsidiaries for the period from January 1, 2018 through December 31, 2022. No material adverse findings were reported. Final reports were issued in 2024.

Before a person can acquire control of a U.S. insurance company, prior written approval from the domestic state insurance commissioner is required. Control is generally presumed when any person, directly or indirectly, owns or holds voting power over 10% or more of the voting securities. Because a person acquiring 10% or more of Global Indemnity’s common shares would indirectly control the same percentage of its insurance subsidiaries, the change-of-control laws of Pennsylvania, Indiana, and Virginia would apply to such a transaction. These laws may discourage potential acquisition proposals or delay, deter, or prevent a change of control.

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

The Company’s insurance subsidiaries' departures from usual values of certain IRIS ratios are as follows:

The Company’s change-in-surplus ratio was outside the IRIS range for United National Insurance Company, Diamond State Insurance Company, Penn-America Insurance Company, and Penn-Patriot Insurance Company, resulting from a $100 million extraordinary distribution to Belmont Holdings GX, Inc. in June 2025. Despite this reduction in surplus, the Company’s risk-based capital ratios remain strong and continue to exceed regulatory action levels.

Risk-Based Capital Regulations

The insurance departments of Pennsylvania, Indiana, and Virginia require each domestic insurer to report risk-based capital (“RBC”) using a formula that applies factors to asset, premium, and reserve items, reflecting asset risk, insurance risk, interest rate risk, and business risk. The RBC formula serves as an early-warning regulatory tool and provides regulators with authority to take actions against insurers whose capital falls below certain thresholds.

Based on current standards, the Company’s insurance subsidiaries reported in their 2025 statutory filings that capital and surplus exceeded required RBC levels. See Note 19 to the consolidated financial statements in Item 8 of Part II for additional information.

Statutory Accounting Principles

Statutory accounting principles (“SAP”) are developed to assist insurance regulators in monitoring insurer solvency, with a primary focus on valuing assets and liabilities in accordance with applicable insurance laws and state-prescribed practices. SAP differs from GAAP in several respects, including the treatment of deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions, and surplus note treatment. Statutory accounting practices established by the NAIC and adopted by Pennsylvania, Indiana, and Virginia determine the amount of statutory surplus and statutory net income, and thus the funds available for the insurance subsidiaries to pay dividends.

State Dividend Limitations

The insurance subsidiaries are restricted by statute from paying dividends without prior regulatory approval. Dividends may be paid without advance approval only out of unassigned surplus, subject to applicable limitations. See “Liquidity and Capital Resources” in Item 7 of Part II and Note 19 to the consolidated financial statements in Item 8 of Part II for the maximum dividends payable in 2026.

Guaranty Associations

Most jurisdictions in which the insurance subsidiaries are admitted require property and casualty insurers to participate in guaranty associations. These associations pay contractual benefits owed under policies of impaired, insolvent, or failed insurers and levy assessments on member insurers in proportion to their premium volume in affected lines. Certain states permit member insurers to recover assessments through premium tax offsets or, in limited circumstances, policyholder surcharges.

Federal Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) grants the insured’s home state exclusive authority to regulate surplus lines transactions and substantially softens the requirement that a surplus lines broker must first attempt admitted placement for large commercial policyholders. Dodd-Frank also generally provides that the ceding company’s state of domicile regulates credit for ceded risk in financial statements, and grants the U.S. Federal Reserve supervisory authority over insurance companies deemed systemically important.

Privacy, Data Protection and Cybersecurity

The Company is subject to numerous U.S. federal and state laws governing the protection of personal and confidential information, and the number and complexity of these requirements continues to increase. Numerous states require the Company to certify compliance with applicable data protection requirements. Key regulatory frameworks include:

•
New York State Department of Financial Services Cybersecurity Regulation: Mandates detailed cybersecurity standards for institutions including maintenance of a cybersecurity program with governance controls, risk-based data security standards, cyber breach response and reporting requirements, vendor oversight, training, recordkeeping, and certification obligations.

•
California Consumer Privacy Act / California Privacy Rights Act: The California Consumer Privacy Act (effective January 2020), as amended by the California Privacy Rights Act (effective January 2023), imposes significant compliance requirements on companies doing business in California, including expanded consumer privacy rights and the establishment of a dedicated privacy regulatory agency.

Available Information

The Company maintains a website at www.gbli.com. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, reports, proxy and information statements, and other information filed or furnished electronically by the Company with the United States Securities and Exchange Commission (“SEC”), including the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

The SEC maintains, free of charge, a website (www.sec.gov) that contains reports, proxy and information statements, and other information filed or furnished electronically by the Company with the SEC.

Investors and others should note that the Company uses its website to communicate with investors and the public about the Company, and from time to time, the Company may announce material information through its website. Therefore, the Company encourages investors, the media, and others interested in the Company to monitor and review the information made available on its website.

Item 1A. RISK FACTORS

The risks and uncertainties described below are those the Company believes to be material. If any of the following actually occur, the Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Risks Related to the Company’s Business

While the Company’s reorganized structure is intended to facilitate realization by each of its operating divisions of their respective growth prospects and strategic goals, promote investor recognition thereof, and enable the divisions to be mutually supportive and collectively benefit the Company, there is no guarantee that such realization, recognition and collective benefit will be achieved, which could adversely affect the Company’s business, prospects, growth, financial condition or results of operations.

Following its reorganization, the Company is organized into two operating divisions, Belmont Holdings, which houses the Company’s statutory insurance carriers, and Katalyx Holdings which houses the Company’s agencies and specialized insurance service businesses. While the structure is intended to facilitate realization by each division of its respective growth prospects and strategic goals, promote investor recognition thereof, and to enable the divisions to be mutually supportive and collectively benefit the Company, there is no guarantee that such realization, recognition and collective benefit will be achieved.

For example, Belmont Holdings’ ability to provide sufficient insurance capacity may not align with Katalyx Holdings’ growth initiatives, which may require third‑party capacity, and evolving interdependencies and conflicts of interest—particularly in claims management and technology—could disrupt operations and adversely affect the Company.

Any failure of the Company’s operating divisions to realize their respective growth prospects and strategic goals, a lack of investor recognition of such prospects or goals, or loss of mutual support among the divisions and their subsidiaries could materially adversely affect the Company’s business, prospects, growth, financial condition or results of operations.

The Company is focused on building significant scale in its Agency and Insurance Services segment under Katalyx Holdings LLC, while also continuing to invest in technology and the Company’s Belmont Core segment. The Company’s strategy is intended to be accomplished in part through incubation and new products and services launches, including attracting third-party carrier capacity, and strategic acquisitions. Any future strategic investments or new platforms, products or services or strategic acquisitions could expose the Company to new or heightened risks or turn out to be unsuccessful.

The Company intends to pursue growth in part through strategic investments in businesses or new platforms, products and services, and opportunistically through strategic acquisition. The Company's ability to execute on its strategy depends in part on its success in identifying, structuring and executing on strategic investments and acquisitions, including integration efforts and addressing risks that may arise in connection with such efforts, such as, among other things, substantial diversions of management resources, the emergence of new or heightened concerns, such as potential losses from unanticipated litigation or regulatory issues, a higher level of claims than expected, challenges in technological integration and development, inability to attract and retain key personnel to support its initiatives, increased internal infrastructure and startup or acquisition costs, or an inability to generate sufficient revenue from these initiatives.

Any failure by the Company to implement its strategy effectively could have a material adverse effect on its business, prospects, growth, financial condition or results of operations.

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

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on the Company’s future actual losses and loss adjustment experience: (i) claim and expense payments, (ii) frequency and severity of claims, (iii) legislative and judicial developments, (iv) changes in economic conditions, including the effect of inflation and social inflation, and (v) emerging economic and social trends, including rising litigation costs, third-party litigation funding, and expanded theories of legal liability.

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

The failure of any of the loss limitations or exclusions employed by the Company, changes in other claims or coverage issues, or unexpectedly severe verdicts in claims cases could have a material adverse effect on the Company's financial condition or results of operations.

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

In addition, policy terms are designed to manage the Company's exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies issued by the Company also include conditions requiring the prompt reporting of claims to the Company and entitle the Company to decline coverage in the event of a violation of those conditions. Also, many of the Company's policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought by the Company's policyholders.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. An example is court decisions that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. Another example is unexpectedly severe verdicts in court cases where juries may award extraordinarily large damages, typically far exceeding historical norms and in excess of the amount that would be expected based on evidence in a particular case. The number of such verdicts, as well as their size, has been increasing in recent years and such verdicts appear in virtually all jurisdictions. Such verdicts have significantly increased litigation expense in potentially large exposure cases and the perceived risk of such verdicts generally increases pressure on insurers to settle claims, even on an inflated basis.

These issues may adversely affect the Company's business by, as applicable, either broadening coverage beyond its underwriting intent, by increasing the number or size of claims, or affecting awards or settlements in litigation. In some instances, these changes may not become apparent until sometime after the Company has issued insurance contracts that are affected by the changes. As a result, the full extent of liability under the Company's insurance contracts may not be known for many years after a contract is issued.

The occurrence of natural or man-made disasters has in the past and could in the future adversely affect the Company’s business, financial condition and results of operations.

The Company is exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, landslides, tornadoes, typhoons, tsunamis, hailstorms, explosions, climate events or weather patterns, public health crises such as illness, epidemics or pandemic health events, as well as man-made disasters, including acts of terrorism, military actions, cyber-terrorism, explosions and biological, chemical or radiological events. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These events could, among other things, result in a decline in business and increased claims or losses from those areas, such as losses to the Company that resulted from the January 2025 wildfire events. They could also result in reduced underwriting capacity making it more difficult for the Company’s agents to place business. In addition, there could be unanticipated problems with the Company’s disaster recovery processes, or a support failure from external providers, that could have an adverse effect on the Company’s ability to conduct business, such as if a significant number of employees were unable to work in the event of a disaster. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company’s ordinary business operations.

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

A decline in rating for any of the Company’s insurance subsidiaries could adversely affect its position in the insurance market making it more difficult to market its insurance products and cause premiums and earnings to decrease.

If the rating of any of the Company’s insurance companies is reduced from its current level of “A” (Excellent) by AM Best, the Company’s competitive position in the insurance industry could suffer, and it could be more difficult to market its insurance products. A downgrade could result in a significant reduction in the number of insurance contracts the Company writes and in a substantial loss of business, as such business could move to other competitors with higher ratings, thus causing premiums and earnings to decrease.

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

The Company’s internal and external controls, processes, and the vendors used to protect networks, systems and applications, individually or together, may be insufficient to prevent a security incident. Employee or third-party vendor errors, malicious acts, unauthorized access, computer viruses, malware, the introduction of malicious code, system failures and disruptions, and cyber-attacks can result in, among other things, business interruption, compromise of data and loss of assets. Complexity of the Company’s technology increases regularly and has increased the risk of a security incident involving data, network, systems and applications.

Third parties, including third party administrators, third party vendors, and cloud-based systems, are also subject to cyber-attacks and breaches of confidential information, along with the other risks outlined above. Such incidents, whether at the Company or its third-party vendors, may result in the Company incurring substantial costs and other negative consequences, including a material adverse effect on the Company's business, reputation, financial condition, results of operations or liquidity. The Company's use of cloud technology, software as a service, and open source software can make it more difficult to identify and remedy such situations due to the disparate location of code utilized in its operations.

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

The Company depends in large part on its technology systems for conducting business and processing claims, as well as for providing the data and analytics the Company utilizes to manage its business. In addition, part of the Company’s business strategy is to continue to develop or acquire and realize the benefit of proprietary technology. As a result, the Company’s business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support the Company’s business processes and strategic initiatives in an efficient manner, particularly as business processes become more digital and certain of the Company’s products are more technology-based. Some system development projects are long-term in nature and may take longer to complete than originally expected, negatively impact the Company’s expense ratios and/or cost more than expected to complete and implement. In addition, system development projects may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties, additional costs or accelerated recognition of expenses. The Company’s ability to provide competitive services to, and conduct business with, new and existing customers in a cost effective manner as well as its ability to implement the Company’s strategic initiatives could be adversely impacted if the Company does not effectively and efficiently manage and upgrade its technology portfolio or if the costs of doing so are higher than expected.

Artificial intelligence is an evolving and rapidly growing technology.

The rapid evolution of artificial intelligence could exacerbate the information technology related risks described above, as well as alter the competitive landscape. While the Company has implemented and expects to continue to research and implement AI-enabled or AI-based technology solutions in an effort to both mitigate risk and increase automation in its environment, it is possible that bad actors and/or competitors will leverage AI solutions more quickly or more effectively than the Company, and exploit vulnerabilities or take market share, which could impair the Company's ability to compete effectively and adversely affect, among other things, its results of operations. AI is still in its early stages, and the introduction and incorporation of AI technologies, including through third-party vendors, may result in unintended consequences or other new or expanded risks and liabilities, such as unintended or inadvertent transmission of proprietary or sensitive information or security risks with respect to third-party vendors and their products. Additionally, if the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, the Company's business, financial condition, results of operations and reputation may be adversely affected. Further, AI technology is continuously evolving, and the Company may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that the Company will realize the desired or anticipated benefits from AI.

In addition, technological advancements in the industry, including with respect to AI and machine learning technologies, could result in increased demand and competition for qualified professionals with such skills and technological knowledge. There can be no assurance that the Company will be successful in finding, attracting and retaining such qualified individuals or in effectively training its personnel to utilize AI technologies.

Also, there is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could result, given the diverse legal and regulatory landscape for AI, in legal and regulatory compliance challenges, could entail significant costs, and may restrict or impede the Company's ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.

Any of these factors could adversely impact the Company, including its business, financial condition and results of operations.

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

The Company also maintains an investment allocation to equity securities (approximately 2% of the investment portfolio) and may increase the proportion of its allocation to equity securities in the future. Equity securities are generally subject to greater price volatility than fixed-income investments and downturns in the public equity markets or investment-specific factors could adversely affect the price and value of the Company’s equity security investments and decreases in the price and fair value adjustments in respect of equity securities can have related adverse effects on the Company’s earnings, such as was the case in the third quarter 2025.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information regarding the Company’s investments as of December 31, 2025 and 2024.

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

See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances as of December 31, 2025 and 2024.

Since the Company depends on wholesale general agents and retail agents as well as other insurance companies and reinsurance companies for a significant portion of its revenue, a loss of one or more could adversely affect the Company.

The Company’s products are distributed through approximately 350 wholesale general agent offices that have specific quoting and binding authority and that in turn sell the Company’s insurance products to insureds through retail insurance brokers. The Company also distributes its products through approximately 3,300 retail agents. The Company markets and distributes its reinsurance products through third-party brokers, insurance companies and reinsurance companies. A loss of all or substantially all of the business produced by one or more of these wholesale general agents or larger retail agents as well as other insurance companies or reinsurance companies could have an adverse effect on the Company’s results of operations.

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

Historically, the results of companies in the property and casualty insurance industry have been subject to significant fluctuations and uncertainties. The industry's profitability can be affected significantly by: (i) competition, (ii) capital capacity, (iii) rising levels of actual costs that are not foreseen by companies at the time they price their products, (iv) volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, (v) changes in loss reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liability develop, and (vi) fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may affect the ultimate payout of losses.

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

Belmont Holdings GX, Inc.’s source of funds to meet ongoing liquidity needs is investment income generated by its investment portfolio and dividends from its insurance company subsidiaries.

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

See "Regulation – U.S. Regulation” in Item 1 of Part I of this report and “Liquidity and Capital Resources” section in Item 7 of Part II of this report for more information on state dividend limitations. Also, see Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the maximum amount of dividends that could be paid by the Company’s U.S. insurance subsidiaries in 2026.

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

Risks Related to Ownership of Global Indemnity Group, LLC’s Shares and Certain Limited Liability Company Agreement ("LLCA") Provisions

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

In addition, Global Indemnity Group, LLC has agreed to pay Fox Paine & Company, LLC an annual management fee which is adjusted annually to reflect change in the consumer price index published by the US Department of Labor Bureau of Labor Statistics “CPI-U”, in exchange for management services. The current fee charged for the twelve month period beginning September 5, 2025 was $3.3 million. Global Indemnity Group, LLC has also agreed to pay a termination fee of cash in an amount to be agreed upon, plus reimbursement of expenses, upon the termination of Fox Paine & Company, LLC’s management services in connection with the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates. Global Indemnity Group, LLC has also agreed to pay Fox Paine & Company, LLC a transaction advisory fee of cash in an amount to be agreed upon, plus reimbursement of expenses upon the consummation of a change of control transaction that does not involve Fox Paine & Company, LLC and its affiliates in exchange for advisory services to be provided by Fox Paine & Company, LLC in connection therewith. These management services arrangements may make a change of control transaction for Global Indemnity Group, LLC less attractive to a potential acquiror and may affect any economic allocation of proceeds that a potential acquiror may pay in any such transaction as between the Fox Paine Entities and the holders of class A common shares (including class A common shares designated as class A-2 common shares). The Fox Paine Entities may in the future make significant investments in other insurance or reinsurance companies. Some of these companies may compete with Global Indemnity Group, LLC or its subsidiaries. The Fox Paine Entities are not obligated to advise Global Indemnity Group, LLC of any investment or business opportunities of which they are aware, and they are not prohibited or restricted from competing with Global Indemnity Group, LLC or its subsidiaries.

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

Global Indemnity Group, LLC repurchased and retired an aggregate of 1,357,082 shares of its class A common shares in the open market and in privately negotiated transactions at an aggregate price of $34.0 million or an average purchase price of $25.05 per share during October 2022 through April 2023. As March 10, 2026, Global Indemnity Group, LLC had a remaining authorization to purchase up to an additional $101.0 million of its class A common shares under its share repurchase program which expires on December 31, 2027. Although Global Indemnity Group, LLC’s Board of Directors has determined that the repurchase program is in the best interests of its shareholders, the repurchases expose the Company to risks including:

•
the use of a substantial portion of the Company’s cash reserves, which may reduce its ability to engage in significant cash acquisitions or to pursue other business opportunities that could create significant value to its shareholders;
•
the risk that the Company may not be able to replenish its cash reserves by raising debt or equity financing in the future on terms acceptable to the Company, or at all; and
•
the risk that these repurchases have reduced the Company’s “public float,” which may reduce the volume of trading in Global Indemnity Group, LLC shares and may result in lower share prices and reduced liquidity in the trading of Global Indemnity Group, LLC shares.

The existence of a share repurchase program may cause the Company's class A common share price to be higher than it would be in the absence of the program. In addition, the program may be suspended or discontinued at any time, which could cause the market price of the Company's class A common shares to decline.

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

The Company may be subject to adverse foreign taxes related to its historical non-US subsidiaries.

Although the Company and its subsidiaries have eliminated most of their historical foreign subsidiaries, the statute of limitations remains open in certain foreign jurisdictions, and it is possible that the Company could be subject to materially adverse foreign taxes with respect to its historical operations. Such adverse foreign taxes could also potentially arise as a result of retroactive changes in law.

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

The ability of Global Indemnity Group, LLC’s corporate subsidiaries to utilize their federal and state net operating losses and built‑in losses (“NOLs”) to offset future taxable income may be limited. The Internal Revenue Code imposes an annual limitation on the amount of taxable income that may be offset by federal NOL carryforwards if a corporation experiences an “ownership change” (generally, a cumulative change in ownership of more than 50% over a rolling three‑year period). Global Indemnity Group, LLC’s corporate subsidiaries may experience an ownership change as a result of issuances or other changes in ownership of Global Indemnity Group, LLC’s shares. In addition, certain anti‑avoidance rules could result in the application of similar limitations on Global Indemnity Group, LLC’s subsidiaries’ use of NOLs. Federal capital losses may be carried forward for up to five years and may be used only to offset capital gains. To the extent these limitations apply, the ability of Global Indemnity Group, LLC’s corporate subsidiaries to utilize their NOLs and federal capital loss carryforwards could be significantly restricted.

Risks Related to Employees

The Company is dependent on its senior executives and the loss of any of these executives or the Company’s inability to attract and retain other key personnel could adversely affect its business.

The Company’s success depends upon its ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement the Company’s business strategy. The Company believes there are a limited number of available, qualified executives in the business lines in which it competes. The success of the Company’s initiatives and future performance depend, in significant part, upon the continued service of the senior management team and successful transitions of senior management when new members come on and/or existing members leave. If the Company cannot attract or retain top-performing executive officers, underwriters and other employees, the quality of their performance decreases or it fails to implement succession plans for its key employees, the Company may be unable to maintain its current competitive position in the markets in which it operates or expand its operations into new markets.

The future loss of any of the services of members of the Company’s senior management team or the inability to attract and retain other talented personnel, particularly personnel important to the successful launch of new products and services, technology strategy or integration of acquired businesses, could impede the further implementation of the Company’s business strategy, which could have a material adverse effect on its business. In addition, the Company does not currently maintain key man life insurance policies with respect to any of its employees.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. The Company maintains a cybersecurity program designed to assess, identify, and manage risks from cybersecurity threats. The Company uses information from multiple sources, including internal incident history, industry publications, government and industry information sharing organizations, and recognized information security frameworks, to inform its risk management program. The Company employs a combination of preventative and detective cybersecurity measures, including various security tools and qualified personnel, to identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

Managing Material Risks & Integrated Overall Risk Management

The Company has integrated cybersecurity risk management within its broader Enterprise Risk Management ("ERM") framework. Led by the President of Belmont Holdings GX, Inc., the Company’s risk management team, comprised of senior management team members, evaluates cybersecurity risks in accordance with its business objectives, operational needs, and regulatory requirements. This integration ensures that cybersecurity considerations are embedded within the Company’s overall risk assessment processes and strategic decision-making.

Acknowledging the complex and evolving landscape of cybersecurity threats, the Company collaborates with external experts, including cybersecurity assessors, consultants, and auditors, to evaluate and test its risk mitigation tools. The Company’s engagement with these external entities encompasses routine reviews, threat assessments, and ongoing consultations designed to strengthen the Company’s security measures and ensure alignment with industry best practices.

Prior to engagement, the Company undertakes security assessments of third-party service providers that process or store confidential Company information. The Company monitors the cybersecurity practices of these third-party providers for alignment with the Company’s cybersecurity standards. This ongoing monitoring involves evaluations performed by the Company’s team of security analysts, as well as annual review by the Company’s Chief Information Security Officer (“CISO”).

Risks from Cybersecurity Threats

As of the date of this report, the Company believes that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Refer to the risk factor captioned “A failure in the Company’s operational systems or infrastructure or those of third parties, including security breaches or cyber-attacks, could disrupt the Company’s business, its reputation, and/or cause losses which could have an adverse effect on the Company’s business operations and financial results” in Part I, Item 1A. “Risk Factors” for additional information on cybersecurity risks that could adversely impact the Company’s business, results of operations, or financial condition.

Governance

Board of Directors Oversight

The Enterprise Risk Management Committee (the “ERM Committee”) of the Board of Directors is central to the Board’s oversight of cybersecurity risks. The Board has established these oversight mechanisms because it recognizes the significance of cybersecurity threats to the Company’s operational integrity and stakeholder confidence.

The CISO provides the ERM Committee with quarterly reports addressing the following topics:

•
the Company’s threat profile and emerging threats;
•
the status of cybersecurity initiatives and strategies;
•
incident reports and learnings from any cybersecurity events; and
•
compliance with regulatory requirements and industry standards.

The Company conducts an annual review of its cybersecurity posture and the effectiveness of its risk mitigation strategies. This review assists in identifying areas for improvement and aligning the Company’s cybersecurity efforts with the overall risk management framework.

Management’s Role in Managing Risk

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the CISO, who has obtained relevant cybersecurity credentials and possesses expertise in the technical domain. The CISO receives assistance from industry experts in decision-making and oversees the Company’s information security policies and data protection programs, the implementation of protective and detective tools, compliance testing against applicable standards, and remediation of known risks. These initiatives include phishing simulations, semi-annual cybersecurity education for employees, and competency assessments. Additionally, the Company conducts tabletop incident response exercises and other measures to enhance overall cybersecurity preparedness.

The CISO remains informed about developments in cybersecurity, including emerging threats and evolving risk management techniques. This ongoing knowledge acquisition is essential for the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Monitoring Cybersecurity Incidents

In the event of a cybersecurity incident, the CISO is equipped with a Cyber Incident Response Plan (“CIRP”), supported by a cross-functional Cyber Incident Response Team (“CIRT”). The CIRT oversees and responds to cybersecurity incidents, with core objectives encompassing detection and response, incident analysis and investigation, containment and eradication measures, and recovery processes. The CIRT also coordinates communication with the Company’s management, regulators, affected parties, and external security experts. The CIRT is responsible for determining the materiality of incidents, maintaining documentation and reporting practices, and fostering a culture of continuous improvement.

Reporting to the Board of Directors

The CISO, in his capacity, informs the Chief Executive Officer, the Chief Financial Officer, the Chief Audit Executive, the Chief Information Officer, and the Legal Department of matters related to cybersecurity risks and incidents. The CISO escalates significant cybersecurity matters to the ERM Committee, ensuring the Board maintains appropriate visibility into the Company’s cybersecurity risk profile and the effectiveness of its security posture.

Item 2. PROPERTIES

At December 31, 2025, office space leased in Bala Cynwyd, Pennsylvania, holds the Company's principal executive offices and headquarters. The Company believes the Bala Cynwyd, Pennsylvania location is suitable and adequate to meet its needs including that of its three reportable segments.

The Company exercised the early lease termination clauses for its Omaha, Nebraska, Arizona, and Cavan, Ireland leases. Employees at these offices work remotely. In connection with its acquisition of Sayata, the Company has leased office space in Tel Aviv, Israel for use of personnel located in Israel.

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

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Global Indemnity Group, LLC’s Class A Common Shares

Effective after close of trading on November 3, 2025, the Company transferred the listing of its class A common shares (excluding class A common shares designated as class A-2 common shares) from the New York Stock Exchange to the Nasdaq Global Select Market where the shares continue to trade under the existing ticker symbol "GBLI". Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

There is no established public trading market for Global Indemnity Group, LLC’s class B common shares or class A common shares designated as class A-2 common shares. References to Global Indemnity Group, LLC’s class A common shares herein exclude class A common shares designated as class A-2 common shares unless otherwise noted.

As of December 31, 2025, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. Because most of Global Indemnity Group, LLC’s class A common shares are held by brokers and other institutions on behalf of its shareholders, this number is not representative of Global Indemnity Group, LLC’s total shareholders. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2025.

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

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Global Indemnity	$100.0	$87.9	$81.5	$112.8	$125.9	$99.3
Nasdaq Insurance Index	100.0	113.2	115.4	124.9	155.1	154.2
Nasdaq Composite Index	100.0	121.4	81.2	116.5	149.8	180.3

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2025 other than the class A common shares designated as class A-2 common shares and described herein. See Note 13 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares.

Global Indemnity Group, LLC’s Purchases of Class A Common Shares

Global Indemnity Group, LLC’s Share Incentive Plan allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock and restricted stock units that were issued under the Share Incentive Plan. There were no shares surrendered by the Company's employees during 2025.

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

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the requirements of the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of class A common shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

Under the repurchase program, the Company repurchased 1,357,082 shares from third parties for an aggregate amount of $34.0 million, or an average purchase price of $25.05 per share during the year ended December 31, 2023. As a result of these transactions, book value per share increased by $1.69 per share. Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during 2024 or 2025.

All shares repurchased from third parties and employees are held as treasury stock and recorded at cost until formally retired.

See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for a tabular disclosure of Global Indemnity Group, LLC’s share repurchases by month.

Distributions

Future dividends remain subject to the discretion of Global Indemnity Group, LLC’s Board of Directors, including the Board of Directors’ evaluation of the Company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors. See Note 13 of the consolidated financial statements in Item 8 of Part II of this report for distributions declared during the years ended December 31, 2025, 2024, and 2023.

Global Indemnity Group, LLC is a holding company and has no direct operations. The ability of Global Indemnity to pay distributions is subject to the LLCA, and depends, in part, on the ability of its subsidiaries to pay dividends. The Company’s insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II of this report for dividend limitation and Note 19 of the notes to the consolidated financial statement in Item 8 of Part II of this report for the dividends declared and paid by the Company’s insurance subsidiaries in 2025. For a discussion of factors affecting the Company’s ability to make distributions, see “Business – Regulation” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds” in Item 7 of Part II, and Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report.

Item 6. [Reserved]

Not applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the years ended December 31, 2025 and 2024, including year-to-year comparisons between 2025 and 2024, should be read in conjunction with the consolidated financial statements and accompanying notes of Global Indemnity included elsewhere in this report. Year-to-year comparisons between 2024 and 2023 have been omitted from this Form 10-K but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. For comparison purposes, Belmont Core was previously known as Penn‑America and Belmont Non-Core was previously known as Non-Core Operations. Segment results for 2024 and 2023 were not impacted by the segment recast in 2025. Rather, the segments were renamed to align with the Company’s current strategy and to reflect the addition of a new segment, Agency and Insurance Services, in 2025. Agency and Insurance Services did not have any financial results in 2024 or 2023.

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

Financial Highlights

2025 Consolidated Results of Operations

•
Gross written premiums increased 2.3% to $398.9 million in 2025 as compared to the same period in 2024.
•
Current accident year underwriting income of $16.9 million for 2025 includes net losses and loss adjustment expenses related to California Wildfire events in January 2025 (“California Wildfires”) totaling $15.7 million. Excluding California Wildfires, the current accident year underwriting income would have been $32.7 million in 2025 compared to $18.8 million of underwriting income for the same period in 2024.
•
Current accident year combined ratio was 96.2% in 2025 compared to 95.4% for the same period in 2024. Excluding California Wildfires, the current accident year combined ratio would have been 92.2% in 2025.
•
Calendar year underwriting income of $7.3 million for 2025 includes net losses and loss adjustment expenses related to California Wildfires totaling $15.7 million. Excluding California Wildfires, the calendar year underwriting income would have been $23.1 million in 2025 compared to $17.8 million of underwriting income for the same period in 2024.
•
Calendar year combined ratio was 98.6% in 2025 compared to 95.6% for the same period in 2024. Excluding California Wildfires, the calendar year combined ratio would have been 94.6% in 2025.
•
Net investment income increased 0.5% to $62.7 million in 2025 as compared to the same period in 2024 reflecting higher dividend income associated with the Company's $25 million investment in common equities during the third quarter of 2025 partially offset by a reduction in income from investments in limited partnerships.
•
Net income of $25.3 million, or $1.75 per share diluted, in 2025 compared to $43.2 million, or $3.12 per share diluted, for the same period in 2024. Excluding California Wildfires, net income was $37.3 million or $2.59 per share in 2025.
•
On August 8, 2025, AM Best affirmed the Financial Strength Rating of A (Excellent) for the U.S. operating subsidiaries of Global Indemnity Group, LLC.

2025 Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at December 31, 2025 and December 31, 2024; fixed maturities and cash comprise 98% of total investments.
•
Total assets of $1.7 billion at December 31, 2025 and 2024.
•
No debt at December 31, 2025 and 2024.

•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $649.5 million, comprising $522.2 million of share repurchases and $127.3 million of distributions / dividends. This includes $20.4 million of distributions during 2025.
•
Shareholders' equity increased $17.5 million to $706.6 million at December 31, 2025 from $689.1 million at December 31, 2024.
•
Book value per common share was $48.96 at December 31, 2025 compared to $49.98 at December 31, 2024.

Overview

Global Indemnity is a publicly traded holding company that operates through two primary subsidiaries: Katalyx Holdings LLC and Belmont Holdings GX, Inc. See “Overview” section in Item 1 of Part I of this report for additional information related to Katalyx Holdings LLC and Belmont Holdings GX, Inc.

The Company operates in the Excess and Surplus Lines Marketplace ("E&S Marketplace") and derives its revenues primarily from premiums paid on insurance policies that it writes and from income generated by its investment portfolio, net of fees paid for investment management services. The amount of insurance premiums that the Company receives is a function of the amount and type of policies it writes, as well as prevailing market prices.

The Company’s expenses include losses and loss adjustment expenses, net commission expenses, and other operating expenses, corporate expenses, investment expenses, and income taxes. Losses and loss adjustment expenses are estimated by management and reflect the Company’s best estimate of ultimate losses and costs arising during the reporting period and revisions of prior period estimates. The Company records its best estimate of losses and loss adjustment expenses considering both internal and external actuarial analyses of the estimated losses the Company expects to incur on the insurance policies it writes. The ultimate losses and loss adjustment expenses will depend on the actual costs to resolve claims. Net commission expenses are typically a percentage of the premiums on the insurance policies the Company writes, net of ceding commissions earned from reinsurers. Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities. Corporate expenses are comprised primarily of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

In 2025, the Company continued executing its post-reorganization strategy through the acquisition of Sayata and initiating the launch of Valyn Re LLC, a reinsurance agency. The Company is focused on building significant scale in its Agency and Insurance Services segment under Katalyx Holdings LLC and across wholesale, retail and direct-to-consumer channels. This is intended to be accomplished through continued organic business growth, increasing operational efficiency, incubation and new products and services launches, including attracting third-party carrier capacity, and strategic acquisitions. In addition, the Company expects to make continued investments in technology and the Company’s Belmont Core segment.

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

In developing losses and loss adjustment expense ("loss" or "losses") reserve estimates, the Company’s actuaries perform detailed reserve analyses each quarter. To perform the analysis, the data is organized at a "reserve category" level. A reserve category can be a line of business such as commercial automobile physical damage, or it can be a particular type of claim such as asbestos or catastrophic events. The reserves within a reserve category level are characterized as long-tail or short-tail. For long-tail business, it will generally be several years between the time the business is written and the time when all claims are settled. The Company’s long-tail exposures include general liability, professional liability, products liability, and excess and umbrella. Short-tail exposures include property and commercial automobile physical damage. The Company also reviews assumed reinsurance reserve categories each quarter by groups of similar treaties and treaty year which has historically comprised primarily of long-tailed business. Recent active business has included more short-tail exposures than in the past. To manage its insurance operations, the Company's insurance products target specific, defined groups of insureds with customized coverage to meet their needs. For further discussion about the Company’s business divisions, see “Business Segments” in Item 1 of Part I of this report. Each of the Company’s business divisions contain both long-tail and short-tail exposures. Every reserve category is analyzed by the Company’s actuaries each quarter. Management is responsible for the final determination of loss reserve selections.

In addition to the Company’s internal reserve analysis, independent external actuaries perform a full, detailed review of the reserves annually. The Company reviews both the internal and external actuarial analyses in determining its reserve position.

A variety of actuarial methods are used to project ultimate losses for both long-tail and short-tail reserve categories since no single method is appropriate in all scenarios. The methods include, but are not limited to, the following:

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

For many reserve categories, especially those that can be considered long-tail, a particular accident year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company’s actuaries typically assign more weight to the Incurred Development method than to the Paid Development method. As claims continue to settle and the volume of paid losses increases, the Company's actuaries may assign additional weight to the Paid Development method, especially if case reserve adequacy has changed over time. For most of the Company’s reserve categories, even the case incurred losses for accident years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company's actuaries will not assign any weight to the Paid and Incurred Development methods and will use the Bornhuetter-Ferguson and Expected Loss Ratio methods. For short-tail exposures, the Paid and Incurred Development methods can often be relied on sooner primarily because the Company’s history includes a sufficient number of accident years to cover the entire period over which paid and incurred losses are expected to change. However, the Company's actuaries may also assign weights to the Expected Loss Ratio, Bornhuetter-Ferguson, and Average Loss methods for short-tail exposures when developing estimates of ultimate losses.

Generally, reserves for long-tail lines give more weight to the Expected Loss Ratio method in the more recent immature years. As the accident years mature, weight shifts to the Bornhuetter-Ferguson methods and eventually to the Incurred and/or Paid Development method. Claims related to umbrella business are usually reported later than claims for other long-tail lines. For umbrella business, the shift from the Expected Loss Ratio method to the Bornhuetter-Ferguson methods to the Loss Development method may be more protracted than for most other long-tailed lines. Reserves for short-tail lines tend to make the shift across methods more quickly than the long-tail lines.

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

Management’s best estimate at December 31, 2025 was recorded as the loss reserve. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $750.2 million and $800.4 million as of December 31, 2025 and 2024, respectively, and net reserves of $689.3 million and $739.6 million as of December 31, 2025 and 2024, respectively. A breakout of the Company’s gross and net reserves are as follows:

	December 31, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$153,062	$308,084	$461,146	$152,468	$300,278	$452,746
Belmont Non-Core	102,432	186,613	289,045	71,673	164,874	236,547
Total	$255,494	$494,697	$750,191	$224,141	$465,152	$689,293

	December 31, 2024
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$146,261	$298,925	$445,186	$146,197	$289,955	$436,152
Belmont Non-Core	104,145	251,060	355,205	67,055	236,430	303,485
Total	$250,406	$549,985	$800,391	$213,252	$526,385	$739,637

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

Previous reserve analyses have resulted in the Company’s identification of information and trends that have caused it to increase or decrease frequency and severity assumptions in prior periods and could lead to the identification of a need for additional material changes in losses and loss adjustment expense reserves, which could materially affect results of operations, equity, business and insurer financial strength and debt ratings. Factors affecting loss frequency include, but are not limited to, the effectiveness of loss controls and safety programs and changes in economic activity or weather patterns. Factors affecting loss severity include, but are not limited to, changes in policy limits and deductibles, rate of inflation, judicial interpretations, and unexpectedly large damage awards. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to the Company. The length of the loss reporting lag affects the Company’s ability to accurately predict loss frequency (loss frequencies are more predictable for short-tail lines) as well as the amount of reserves needed for IBNR.

If the actual levels of loss frequency and severity are higher or lower than expected, the ultimate losses will be different than Management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes Management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and Management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net loss estimate of $219.2 million for claims occurring during the year ended December 31, 2025:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(31,787)	(21,374)	(10,961)	(548)	9,865
	-3%	(27,841)	(17,209)	(6,577)	4,056	14,688
	-2%	(25,868)	(15,126)	(4,384)	6,357	17,099
	-1%	(23,895)	(13,043)	(2,192)	8,659	19,510
	0%	(21,922)	(10,961)	—	10,961	21,922
	1%	(19,949)	(8,878)	2,192	13,263	24,333
	2%	(17,976)	(6,796)	4,384	15,564	26,745
	3%	(16,003)	(4,713)	6,577	17,866	29,156
	5%	(12,057)	(548)	10,961	22,470	33,979

The Company’s net reserves for losses and loss adjustment expenses of $689.3 million as of December 31, 2025 relate to multiple accident years. Therefore, the impact of changes in frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

See Note 9 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further information surrounding the Company’s reinsurance receivable balances and collectability as of December 31, 2025 and 2024. For a listing of the ten reinsurers for which the Company has the largest reinsurance asset amounts as of December 31, 2025, see “Reinsurance of Underwriting Risk” in Item 1 of Part I of this report.

Investments

The carrying amount of the Company’s investments approximates their fair value. The Company regularly performs various analytical valuation procedures with respect to fixed maturity investments, including reviewing each fixed maturity security in an unrealized loss position to determine whether the decline in fair value below amortized cost basis has resulted from a credit loss or other factors, such as changes in interest rates. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded. Subsequent changes in the allowances are recorded in the period of change as either credit loss expense or reversal of credit loss expense. Any impairments related to factors other than credit losses or the intent to sell are recorded through other comprehensive income, net of taxes. During its review, the Company considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the specific methodologies and significant assumptions used by asset class as well as an analysis of the Company’s securities with gross unrealized losses as of December 31, 2025 and 2024.

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

In accordance with accounting guidance for insurance enterprises, the method followed in computing such amounts limits them to amounts recoverable from premium to be earned, related investment income, losses and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium. This evaluation is done at a distribution and product line/treaty level. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to losses and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. The Company calculates deferred acquisition costs for Belmont Core and Belmont Non-Core separately by distribution lines. For reinsurance treaties, the Company calculates deferred acquisition costs separately for each treaty.

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

There are no valuation allowances as of December 31, 2025 and 2024. The deferred tax asset balance is analyzed regularly by management. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies and/or actions. Based on these analyses, the Company has determined that its deferred tax asset is recoverable. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. If, in the future, the Company’s assumptions and estimates that resulted in the forecast of future taxable income for each tax-paying component prove to be incorrect, a valuation allowance may be required. This could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

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

Business Segments

In the first quarter of 2025, the Company realigned its reportable segments to reflect changes in how the Company now manages its operations, reviews operating results, and allocates resources. The Company now has three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Insurance Companies - Core (“Belmont Core”) - insurance company operations for ongoing direct insurance and assumed reinsurance products written in the E&S marketplace (formerly the Penn-America segment).
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”) - insurance company operations for lines of business that have been de-emphasized or are no longer being written (formerly the Non-Core Operations segment).

Segment results for 2024 and 2023 have been recast to conform to these reportable segments.

The Company evaluates the performance of these segments based on gross and net written premiums, revenues in the form of net earned premiums, commission and service fee income, and policy and installment fee income, and expenses in the form of (1) net losses and loss adjustment expenses, (2) net commission expenses, and (3) other operating expenses.

See “Business Segments” in Item 1 of Part I of this report for a description of the Company’s segments.

Results of Operations

The following table summarizes the Company’s results for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,		%	Years Ended December 31,		%
(Dollars in thousands)	2025	2024	Change	2024	2023	Change
Gross written premiums	$398,868	$389,758	2.3%	$389,758	$416,397	(6.4%)
Net written premiums	$387,802	$379,190	2.3%	$379,190	$399,319	(5.0%)

Net earned premiums	$388,772	$376,992	3.1%	$376,992	$473,357	(20.4%)
Other income	2,330	1,365	70.7%	1,365	1,435	(4.9%)
Segment revenues	391,102	378,357	3.4%	378,357	474,792	(20.3%)
Losses and expenses:
Net losses and loss adjustment expenses	228,279	213,190	7.1%	213,190	289,153	(26.3%)
Acquisition costs and other operating expenses (1)	156,815	147,345	6.4%	147,345	182,617	(19.3%)
Segment income	6,008	17,822	(66.3%)	17,822	3,022	NM
Net investment income	62,664	62,375	0.5%	62,375	55,444	12.5%
Net realized investment gains (losses)	(3,668)	455	NM	455	(2,107)	(121.6%)
Corporate expenses	(31,706)	(25,696)	23.4%	(25,696)	(23,383)	9.9%
Income before income taxes	33,298	54,956	(39.4%)	54,956	32,976	66.7%
Income tax expense	(7,965)	(11,715)	(32.0%)	(11,715)	(7,547)	55.2%
Net income	$25,333	$43,241	(41.4%)	$43,241	$25,429	70.0%
Underwriting Ratios:
Loss ratio (2)	58.7%	56.6%		56.6%	61.1%
Expense ratio (3)	39.9%	39.0%		39.0%	38.6%
Combined ratio (4)	98.6%	95.6%		95.6%	99.7%

NM – not meaningful

(1)
Includes distribution expenses of $1.7 million in 2025. There were no distribution expenses in 2024 and 2023.
(2)
The loss ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is calculated by dividing net losses and loss adjustment expenses by net earned premiums.
(3)
The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other operating expenses excluding distribution expenses by net earned premiums.
(4)
The combined ratio is a GAAP financial measure and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Years Ended December 31,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024
Direct written premiums (1)	$356,516	$369,772	$36	$46	$356,552	$369,818
Assumed written premiums (2)	44,896	30,204	(2,580)	(10,264)	42,316	19,940
Gross written premiums (3)	$401,412	$399,976	$(2,544)	$(10,218)	$398,868	$389,758
Net written premiums (4)	$390,335	$389,582	$(2,533)	$(10,392)	$387,802	$379,190

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

Gross written premiums increased by 2.3% to $398.9 million for 2025 compared to $389.8 million for the same period in 2024.

Direct written premiums produced by the Agency and Insurance Services segment for Belmont Core:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	% Change
Wholesale Commercial	$256,001	$248,600	3.0%
Vacant Express	46,781	40,497	15.5%
Collectibles	17,172	15,844	8.4%
Direct written premiums excluding Specialty Products	319,954	304,941	4.9%
Specialty Products	36,562	64,831	(43.6%)
Total direct written premiums	$356,516	$369,772	(3.6%)
•
In the aggregate, direct written premiums for Wholesale Commercial, Vacant Express, and Collectibles grew by 4.9% in 2025 as compared to the same period in 2024 driven by premium rate increases, new agency appointments, organic growth of existing agents, and new products.
•
Direct written premiums for Specialty Products declined by 43.6% in 2025 as compared to the same period in 2024 due to terminating products not meeting profitability expectations. Excluding terminated business, Specialty Product's direct written premiums grew by 3.4% in 2025 as compared to the same period in 2024.

Assumed written premiums produced by the Belmont segments:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	% Change
Belmont Core	$44,896	$30,204	48.6%
Belmont Non-Core	(2,580)	(10,264)	(74.9%)
Total assumed written premiums	$42,316	$19,940	112.2%
•
Belmont Core's assumed business grew to $44.9 million in 2025 from $30.2 million for the same period in 2024 due to new treaties incepting during 2024 and 2025 and organic growth from existing treaties.
•
Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Segment Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios are as follows:

	Years Ended December 31,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Net earned premiums	$—	$—	$388,379	$369,806	$393	$7,186	$—	$—	$388,772	$376,992
Commission and service fee income (1)	56,698	—	—	—	—	—	(56,294)	—	404	—
Policy and installment fee income	1,835	—	—	1,336	91	29	—	—	1,926	1,365
Total revenues	58,533	—	388,379	371,142	484	7,215	(56,294)	—	391,102	378,357
Losses and expenses:
Net losses and loss adjustment expenses	—	—	230,019	210,293	(536)	2,897	(1,204)	—	228,279	213,190
Net commission expenses	—	—	134,059	86,863	566	2,712	(42,396)	—	92,229	89,575
Other operating expenses (2)	54,374	—	21,424	54,270	1,482	3,500	(12,694)	—	64,586	57,770
Total losses and expenses	54,374	—	385,502	351,426	1,512	9,109	(56,294)	—	385,094	360,535
Segment income (loss)	$4,159	$—	$2,877	$19,716	$(1,028)	$(1,894)	$—	$—	$6,008	$17,822

Underwriting Ratios:
Loss ratio:
Current accident year			56.7%	56.4%	71.0%	64.6%			56.4%	56.5%
Prior accident year			2.5%	0.5%	(207.4%)	(24.3%)			2.3%	0.1%
Calendar year loss ratio			59.2%	56.9%	(136.4%)	40.3%			58.7%	56.6%
Expense ratio			40.0%	38.1%	521.1%	86.5%			39.9%	39.0%
Combined ratio			99.2%	95.0%	384.7%	126.8%			98.6%	95.6%

Accident year combined ratio			96.7%	94.4%	455.2%	145.6%			96.2%	95.4%

(1) Consists of intersegment revenues of $56.3 million, which are eliminated in consolidation, and third party commission and service fee income of $0.4 million in 2025. There was no intersegment revenues in 2024.

(2) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment income was $4.2 million in 2025. There was no income recognized in 2024 since its affiliated agreements with Belmont Holdings incepted effective on January 1, 2025.

•
Commission income on direct premiums produced for Belmont Core was $42.4 million in 2025 and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $13.9 million for 2025. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Policy and installment fee income was $1.8 million in 2025.

Belmont Core segment

Belmont Core's segment income of $2.9 million in 2025 includes net losses and loss adjustment expenses related to California Wildfires totaling $15.7 million, compared to $19.7 million of segment income for the same period in 2024. Excluding California Wildfires, the segment income was $18.6 million for 2025. The current accident year combined ratio, excluding the impact of the California Wildfires of 4.1 points, was 92.6% for 2025 compared to 94.4% for the same period in 2024.

•
Net earned premiums within the Belmont Core segment increased by 5.0% to $388.4 million in 2025 compared to $369.8 million for the same period in 2024 due to growth in its gross written premiums. Property net earned premiums were $158.7 million and $167.2 million in 2025 and 2024, respectively. Casualty net earned premiums were $229.7 million and $202.6 million in 2025 and 2024, respectively.
•
The current accident year loss ratio increased by 0.3 points to 56.7% for 2025 compared to 56.4% for the same period in 2024. The California Wildfires impacted the 2025 current accident year loss ratio by 4.1 points.
•
Net losses and loss adjustment expenses related to prior accident years were an increase of $9.9 million and $1.8 million for 2025 and 2024, respectively. Please see Note 11 of the notes to the consolidated financial statements in Item 8 of Part II of this report for further discussion on prior accident year development.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2025	2024	% Change	2025	2024	Point Change
Property losses
Non-catastrophe	$61,983	$77,388	(19.9%)	39.1%	46.3%	(7.2)
Catastrophe	25,100	12,696	97.7%	15.8%	7.6%	8.2
Property losses	87,083	90,084	(3.3%)	54.9%	53.9%	1.0
Casualty losses	133,060	118,389	12.4%	57.9%	58.4%	(0.5)
Total accident year losses	$220,143	$208,473	5.6%	56.7%	56.4%	0.3
•
The current accident year non-catastrophe property loss ratio was 39.1% for 2025 compared to 46.3% for the same period in 2024, an improvement of 7.2 points driven by lower claims frequency.
•
The current accident year catastrophe net losses and loss adjustment expenses increased to $25.1 million in 2025 compared to $12.7 million for the same period in 2024. Excluding the California Wildfires, catastrophe net losses and loss adjustment expenses would have been $9.4 million or a loss ratio of 5.9% for 2025 compared to $12.7 million of catastrophe net losses and loss adjustment expenses or an 7.6% catastrophe loss ratio for the same period in 2024.
•
The current accident year casualty loss ratio improved by 0.5 points for 2025 mainly driven by lower claims frequency.

The following table summarizes the components of the expense ratio:

	Years Ended December 31,		Point
	2025	2024	Change
Net commission expenses	34.5%	23.5%	11.0
Other underwriting expenses	5.5%	14.6%	(9.1)
Expense Ratio	40.0%	38.1%	1.9
•
The increase in the commission expense ratio and the decline in other underwriting expense ratio is a result of the commencement of affiliated agreements with Katalyx companies on January 1, 2025.

Belmont Non-Core segment

Belmont Non-Core segment comprises lines of business that have been de-emphasized or are no longer being written. Belmont Non-Core recognized a segment loss of $1.0 million and $1.9 million in 2025 and 2024, respectively.

Net investment income

Net investment income increased 0.5% to $62.7 million in 2025 from $62.4 million for the same period in 2024.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	Change
Fixed maturities	$59,519	$59,450	$69
Equities	1,762	784	978
Limited partnerships	1,383	2,141	(758)
Net investment income	$62,664	$62,375	$289
•
Net investment income from the Company’s fixed maturities portfolio for 2025 was in line with 2024.
•
Net investment income from equities increased by $1.0 million to $1.8 million in 2025 as compared to the same periods in 2024 primarily driven by the Company's $25 million investment in common equities during the third quarter of 2025.
•
Income from limited partnerships decreased by $0.8 million in 2025 as compared to the same period in 2024. This decrease was primarily attributable to changes in the fair value of one of the Company's limited partnership investments.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating and consists of the following:

	As of December 31,
(Dollars in thousands)	2025	2024
Structured bonds (1)	$393,156	$259,915
Other fixed maturities	291,717	246,747
U.S. treasuries	640,629	875,246
Total fixed maturities	$1,325,502	$1,381,908

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.5 years as of December 31, 2025 and December 31, 2024, respectively. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Equity securities	$(3,636)	$1,311	$(453)
Fixed maturities	(32)	(856)	(1,654)
Net realized investment gains (losses)	$(3,668)	$455	$(2,107)

Net realized investment losses for 2025 were primarily due to changes in fair value on the Company's $25 million investment in common equities purchased during the third quarter of 2025.

See Note 5 of the notes to the consolidated financial statements in Item 8 of Part II of this report for an analysis of total investment return on a pre-tax basis for the years ended December 31, 2025 and 2024.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses increased $6.0 million to $31.7 million in 2025 from $25.7 million for the same period in 2024 primarily driven by $2.9 million of advisory fees consisting mainly of stock compensation approved and granted by the Board of Directors to Fox Paine & Company, LLC in the first quarter of 2025 related to the Company’s internal reorganization, an increase in professional fees related to the acquisition of Sayata, and an increase in employee and recruiting costs related to investment in the Company’s newly formed Agency and Insurance Services segment.

See Note 14 of the notes to the consolidated financial statements in Item 8 of Part II of this report for additional information on the advisory fee.

Income Tax Expense

Income tax expense was $8.0 million on net income before tax of $33.3 million in 2025. This compares to income tax expense of $11.7 million on net income before tax of $55.0 million for the same period in 2024.

See Note 10 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a comparison of income tax between periods.

Net Income

The Company had net income of $25.3 million in 2025 compared to net income of $43.2 million for the same period in 2024. Excluding the California Wildfires net losses and loss adjustment expenses of $12.0 million after tax, net income would have been $37.3 million in 2025 compared to net income of $43.2 million for the same period in 2024.

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

	Years Ended December 31,
	2025		2024
	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property - Belmont Core
Non catastrophe property (1)	$55,941	35.3%	$66,807	40.0%
Effect of prior accident year	6,042	3.8%	10,581	6.3%
Non catastrophe property excluding the effect of prior accident year (2)	$61,983	39.1%	$77,388	46.3%

Catastrophe (1)	$25,084	15.8%	$13,070	7.8%
Effect of prior accident year	16	—	(374)	(0.2%)
Catastrophe excluding the effect of prior accident year (2)	$25,100	15.8%	$12,696	7.6%

Total property (1)	$81,025	51.1%	$79,877	47.8%
Effect of prior accident year	6,058	3.8%	10,207	6.1%
Total property excluding the effect of prior accident year (2)	$87,083	54.9%	$90,084	53.9%

Casualty - Belmont Core
Total casualty (1)	$148,994	64.9%	$130,416	64.4%
Effect of prior accident year	(15,934)	(7.0%)	(12,027)	(6.0%)
Total casualty excluding the effect of prior accident year (2)	$133,060	57.9%	$118,389	58.4%

Total - Belmont Core
Total property and casualty (1)	$230,019	59.2%	$210,293	56.9%
Effect of prior accident year	(9,876)	(2.5%)	(1,820)	(0.5%)
Total property and casualty excluding the effect of prior accident year (2)	$220,143	56.7%	$208,473	56.4%

(1)
Most directly comparable GAAP measure / ratio.
(2)
Non-GAAP financial measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Years Ended December 31,
(Dollars in thousands)	2025	2024

Current accident year underwriting income excluding California Wildfires
Underwriting income (1)	$7,331	$17,822
Effect of prior accident year (5)	9,610	999
Current accident year underwriting income (2)	16,941	18,821
California Wildfires net losses and loss adjustment expenses	15,740	—
Current accident year underwriting income excluding California Wildfires (2)	$32,681	$18,821

Net income excluding California Wildfires
Net income (1)	$25,333	$43,241
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	11,978	—
Net income excluding California Wildfires (2)	$37,311	$43,241

Underwriting income excluding California Wildfires net losses and loss adjustment expenses
Underwriting income (1)	$7,331	$17,822
California Wildfires net losses and loss adjustment expenses	15,740	—
Underwriting income excluding California Wildfires (2)	$23,071	$17,822

Belmont Core segment income excluding California Wildfires
Belmont Core segment income (1)	$2,877	$19,716
Impact of California Wildfires	15,740	—
Belmont Core segment income excluding California Wildfires (2)	$18,617	$19,716

Belmont Core current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires
Belmont Core current accident year catastrophe net losses and loss adjustment expenses (4)	$25,100	$12,696
California Wildfires net losses and loss adjustment expenses	(15,740)	—
Belmont Core current accident year catastrophe net losses and loss adjustment expenses excluding California Wildfires (2)	$9,360	$12,696

Current accident year combined ratio excluding California Wildfires
Combined ratio (1)	98.6%	95.6%
Effect of prior accident year	(2.4%)	(0.2%)
Current accident year combined ratio (2)	96.2%	95.4%
Impact of California Wildfires	(4.0%)	—
Current accident year combined ratio excluding California Wildfires (2)	92.2%	95.4%

Calendar year combined ratio excluding California Wildfires
Combined ratio (1)	98.6%	95.6%
Impact of California Wildfires	(4.0%)	(—%)
Calendar year combined ratio excluding California Wildfires (2)	94.6%	95.6%

Belmont Core current accident year combined ratio excluding California Wildfires
Belmont Core combined ratio (1)	99.2%	95.0%
Effect of prior accident year	(2.5%)	(0.6%)
Belmont Core current accident year combined ratio (2)	96.7%	94.4%
Impact of California Wildfires	(4.1%)	—
Belmont Core current accident year combined ratio excluding California Wildfires (2)	92.6%	94.4%

Belmont Core current accident year catastrophe loss ratio excluding California Wildfires
Belmont Core current accident year catastrophe loss ratio (4)	15.8%	7.6%
Impact of California Wildfires	(9.9%)	—
Belmont Core current accident year catastrophe loss ratio excluding California Wildfires (2)	5.9%	7.6%

(1) Most directly comparable GAAP measure / ratio.

(2) Non-GAAP financial measure / ratio.

(3) Represents net losses and loss adjustment expenses of $15.7 million less tax benefit of $3.8 million.

(4) See previous table for reconciliation of non-GAAP financial measures or ratios to its most directly comparable GAAP measure or ratio for current accident year catastrophe net losses and loss adjustment expenses.

(5) Includes prior accident year adjustments for both net losses and loss adjustment expenses and net commission expenses.

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

In December 2024, the Company completed an internal reorganization that established Katalyx Holdings LLC as a distinct intermediary platform. The reorganization was designed to:

•
Establish separate, distinctly branded agency businesses for each business division (Wholesale Commercial, Vacant Express, Collectibles and Specialty Products) to strengthen branding, attract talent and deepen distribution relationships.
•
Create stand-alone business for technology (Kaleidoscope Insurance Technologies, Inc.) and claims services (Liberty Insurance Adjustment Agency, Inc.) that support Belmont Holdings and are positioned to offer services to other insurance industry participants.
•
De-stack the insurance companies within Belmont Holdings, resulting in an increased consolidated surplus and more efficient management of capital and liquidity.

The Katalyx Holdings group is responsible for agency/distribution services, marketing and sales, underwriting, product management including pricing, policy operations, billings and collections, claims, IT development, service and support, and enterprise data and analytics.

Global Indemnity Group, LLC’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, distributions to shareholders, capital contributions to subsidiaries, and share repurchases. In order to meet its current short-term and long-term needs, its principal sources of cash include investment income, interest and principal payments on intercompany debt with Belmont Holdings GX, Inc., and reimbursement for equity awards granted to employees of Belmont Holdings GX, Inc. and Katalyx Holdings LLC.

Katalyx Holdings LLC includes four agencies, three specialized insurance service businesses, and one service company. Collectively, current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, capital expenditures in developing and integrating information technology platforms and operations, federal and state taxes, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include commissions and fees from third parties, commissions / service fees from Belmont Holdings GX, Inc., and capital contributions from Global Indemnity Group, LLC.

Belmont Holdings GX, Inc.’s current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, payment of interest and principal on intercompany debt, federal and state taxes, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include dividends from insurance company subsidiaries and investment income.

The insurance companies’ current short-term and long-term liquidity needs include but are not limited to the payment of claims, commissions, operating expenses, federal and state taxes, and dividends. Their principal sources of funds include cash from direct and assumed business written, investment income, and proceeds from sales and maturities of investments.

The Company continuously reviews and assesses the short-term and long-term needs of each of its holding companies, service companies, and insurance companies. In addition, the Company periodically reviews opportunities related to business acquisitions and the incubation and launch of new products and services. As a result, liquidity needs may arise in the future.

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation—Statutory Accounting Principles” in Item 1 of Part I of this report. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes.

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

Extraordinary dividends of $100.0 million, in aggregate, were declared by the Company's insurance subsidiaries for distribution to Belmont Holdings GX, Inc. in June 2025. The dividends by the Company’s insurance subsidiaries were approved or non-disapproved by the respective departments of insurance in Pennsylvania, Indiana and Virginia in July 2025. These dividends were paid in the third quarter of 2025. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for the maximum amount of distributions that the Company's insurance subsidiaries can pay as dividends in 2026.

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

Net cash provided by operating activities was $9.1 million and $38.8 million for 2025 and 2024, respectively, consisting of the following:

(Dollars in thousands)	2025	2024	Change
Net premiums collected	$407,847	$393,069	$14,778
Net losses paid	(280,102)	(243,931)	(36,171)
Underwriting and corporate expenses	(182,551)	(158,168)	(24,383)
Net investment income	72,884	50,676	22,208
Net income taxes paid	(9,013)	(2,794)	(6,219)
Interest paid	—	(17)	17
Net cash provided by operating activities	$9,065	$38,835	$(29,770)
•
The decline in cash flows of $29.8 million in 2025 compared to the same period in 2024 is primarily driven by an increase in current accident year catastrophe property net losses and loss adjustment expenses paid and increase in prior accident year casualty net losses and loss adjustment expenses paid from the Belmont Non-Core Casualty lines of business.

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

Liquidity

Currently, the Company believes each of its insurance companies maintains sufficient liquidity to pay claims through cash generated by operations and liquid investments. The holding companies also maintain sufficient liquidity to meet their obligations. The Company monitors its investment portfolios to assure liabilities and investment durations are closely matched.

Prospectively, as fixed income investments mature and new cash is obtained, the cash available to invest will be invested in accordance with the Company’s investment policy. The Company’s investment policy allows the Company to invest in taxable and tax-exempt fixed income investments as well as publicly traded and private equity investments. With respect to bonds, the Company’s credit exposure limit for each issuer varies with the issuer’s credit quality. The allocation between taxable and tax-exempt bonds is determined based on market conditions and tax considerations. The fixed income portfolio currently has a duration of 1.0 years.

As of December 31, 2025, the Company also had future funding commitments of $11.2 million related to investments. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

The Company has access to various capital sources including dividends from insurance subsidiaries and access to the debt and equity capital markets. The Company believes it has sufficient liquidity to meet its capital needs. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of this report for a discussion of the Company’s dividend capacity. However, the Company’s future capital requirements depend on many factors, including the amount of premiums it writes, the amount of loss reserves by lines of business, and catastrophe exposure. To the extent that the Company needs to raise additional funds, any equity or debt financing for this purpose, if available at all, may be on terms that are not favorable to the Company. If the Company cannot obtain adequate capital, its business, results of operations and financial condition could be adversely affected.

Series A Cumulative Fixed Rate Perpetual Preferred Shares

At December 31, 2025, Fox Paine & Company, LLC held 4,000 Series A Cumulative Fixed Rate Perpetual Preferred Interests, which were issued and sold at a price of $1,000 per Series A Cumulative Fixed Rate Perpetual Preferred Interest, for an aggregate price of $4,000,000. The Series A Cumulative Fixed Rate Perpetual Preferred Shares are redeemable at the discretion of Global Indemnity Group, LLC or at the discretion of the holders upon the occurrence of a change of control (as defined in the Series A Preferred Share Designation) of Global Indemnity Group, LLC.

Share Repurchase Program

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors has authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. As of December 31, 2025, the Company’s remaining authorization to repurchase shares is $101.0 million. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the requirements of the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of class A common shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

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

Distributions

On March 5, 2026, the Board of Directors approved a dividend of $0.35 per common share payable on March 30, 2026 to all shareholders of record as of the close of business on March 20, 2026. As of March 10, 2026, there were 14,350,839 shares outstanding. Future dividends remain subject to the discretion of Global Indemnity Group, LLC's Board of Directors, including the Board of Directors' evaluation of the company’s financial performance, capital and reserve positions, liquidity, balance sheet, and other factors. In addition, the Board of Directors approved a distribution of $0.1 million to be paid to Global Indemnity Group, LLC's preferred shareholder on March 15, 2026.

During 2025, the Board of Directors approved a distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 21, 2025, June 20, 2025, September 29, 2025, and December 22, 2025. Distributions paid to common shareholders were $20.0 million during the year ended December 31, 2025. In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the year ended December 31, 2025.

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

Investment Portfolio

As a result of duration shortening, the Company significantly reduced its interest rate risk with approximately 80% of the fixed maturity portfolio maturing over the next three years. With a shorter duration, the investment portfolio is positioned to increase book yield by investing maturities in higher yielding bonds. At December 31, 2025, the Company's embedded book yield on its fixed maturities, not including cash, was 4.3% compared with 4.4% at December 31, 2024 and 4.0% at December 31, 2023.

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $9.2 million and $8.7 million were received during 2025 and 2024, respectively. The remaining proceeds are expected to be received in 2026. The Global Debt Fund, LP had a fair market value of $9.3 million at December 31, 2025.

Trust accounts

The Company established trust accounts, which are held by Penn-Patriot Insurance Company, to collateralize exposure it had to certain third party ceding companies. The Company believes that Penn-Patriot Insurance Company will have sufficient liquidity to pay claims prospectively.

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

Intercompany Loan

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Group, LLC for the principal amount of $69.4 million. This note bore interest at a rate equal to the short-term, annual compounded Applicable Federal Rate ("AFR") in effect for April 2022 which was 1.26%. In connection with the corporate internal reorganization, there were a series of mergers which resulted in GBLI Holdings, LLC merging out of existence and Belmont Holdings GX, Inc. assuming all of the obligations of this promissory note. The interest rate was amended to the short-term, annual compounded AFR in effect for December 2024 which was 4.3%. On each third anniversary of this restated Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $69.4 million at December 31, 2025.

On April 13, 2022, GBLI Holdings, LLC issued a promissory note to Global Indemnity Investment Inc. for the principal amount of $18.4 million. This note bore interest at a rate equal to the short-term, annual compounded AFR in effect for April 2022 which was 1.26%. In connection with the corporate internal reorganization, there were a series of mergers which resulted in GBLI Holdings, LLC merging out of existence and Belmont Holdings GX, Inc. assuming all of the obligations of this promissory note. The interest rate was amended to the short-term, annual compounded AFR in effect for December 2024 which was 4.3%. On each third anniversary of this restated Note, the interest rate shall reset to the then applicable short-term, annual compounded AFR for such month. The Note is due on April 13, 2031. The outstanding balance on this note was $18.4 million at December 31, 2025.

Internal Corporate Reorganization

In 2024, there were a series of intercompany capital contributions and dividend transactions in connection with the Company's internal corporate reorganization. In conjunction with this, Penn-Patriot Insurance Company, Penn-America Insurance Company, and United National Insurance Company received approval from their respective state insurance departments for distributions of investments in subsidiaries related to the Company’s reorganization completed in December 2024. These distributions improved the Company’s ability to manage capital and liquidity within the holding company structure of Belmont Holdings GX, Inc. and increased the aggregate capital at the Global Indemnity Group Pool.

All of the intercompany transactions discussed above eliminate in consolidation and have no impact on the consolidated financial statements.

Contractual Obligations

The Company has commitments in the form of operating leases, commitments to fund limited liability investments, and unpaid losses and loss expense obligations. As of December 31, 2025, contractual obligations related to Global Indemnity’s commitments were as follows:

		Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$9,748	$2,173	$2,441	$2,520	$2,614
Commitments to fund limited partnership investment (2)	11,214	11,214	—	—	—
Unpaid losses and loss adjustment expenses obligations (3)	750,191	228,058	275,320	118,530	128,283
Total	$771,153	$241,445	$277,761	$121,050	$130,897

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

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements, such as the Company’s ability to execute on its strategy following its corporate reorganization, is subject to risks, uncertainties, assumptions, including, but not limited to, the impact of legislative or regulatory actions, the impact of natural or man-made disasters, the sufficiency of the Company’s reserves, the impact of emerging claims issues, adverse capital market developments impacting investment performance, ability to effectively start-up or integrate new product opportunities, such as the ability to successfully integrate and develop acquired businesses and to establish a reinsurance agency, adverse effect of cyber-attacks, and other factors described in the section captioned “Risk Factors” and elsewhere in this report. These risks are not exhaustive, and new risks and uncertainties emerge from time to time. It is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon such statements.

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

As of December 31, 2025, assuming identical shifts in interest rates for securities of all maturities, the table below illustrates the sensitivity of market value in Global Indemnity’s bonds to selected hypothetical changes in basis point increases and decreases:

(Dollars in thousands)		Change in Market Value
Basis Point Change	Market Value	Dollar	%
(200)	$1,354,266	28,764	2.2%
(100)	1,339,491	13,989	1.1%
No change	1,325,502	—	—
100	1,312,230	(13,272)	(1.0%)
200	1,299,754	(25,748)	(1.9%)

Credit Risk

The Company’s investment policy requires that its investments in debt instruments are of high credit quality issuers and limit the amount of credit exposure to any one issuer based upon the rating of the security.

As of December 31, 2025, the Company had approximately $51.3 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2025, approximately $22.0 million of those investments have been rated BBB to AAA by Standard & Poor’s and $29.3 million were rated below investment grade. As of December 31, 2024, the Company had approximately $20.5 million worth of investment exposure to subprime and Alt-A investments. As of December 31, 2024, approximately $9.7 million of those investments have been rated BBB to AAA by Standard & Poor’s and $10.8 million were rated below investment grade. There was no credit loss recorded on these investments during the years ended December 31, 2025 or 2024.

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

Equity Price Risk

Starting in the 3rd quarter of 2025, the Company’s strategy for the equity portfolio was to invest in firms that provide capital and assistance to small and medium sized growth companies. The strategy is expected to provide stable dividends and generates long-term capital appreciation through a combination of market upside participation and downside protection. At December 31, 2025, the Company’s investment related to this strategy totaled $21.0 million and consisted of common stocks.

The carrying values of investments subject to equity price risk are based on quoted market prices as of the balance sheet dates. Market prices are- subject to fluctuation and thus the amount realized in the subsequent sale of an investment may differ from the reported market value. Fluctuation in the market price of an equity security results from perceived changes in the underlying economic makeup of a stock, the price of alternative investments and overall market conditions.

As of December 31, 2025, the table below summarizes the Company’s equity price risk and reflects the effect of a hypothetical 10% and 20% increase or decrease in market prices. The selected hypothetical changes do not indicate what could be the potential best or worst scenarios.

(Dollars in thousands)
Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
(20%)	$16,805	(0.6%)
(10%)	18,905	(0.3%)
No change	21,006	—
10%	23,107	0.3%
20%	25,207	0.6%

Foreign Currency Exchange Risk

The Company has foreign currency exchange risk associated with a portion of the business previously written at Global Indemnity Reinsurance, as well as a small portion of expenses related to corporate overhead in its Ireland and Israel offices. The Company also maintains cash accounts in foreign currencies in order to pay expenses in foreign countries. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. Financial liabilities, if any, are generally adjusted within the loss reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INDEMNITY GROUP, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Indemnity Group, LLC (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2026 expressed an unqualified opinion thereon.

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

Valuation of Liability for Unpaid Losses and Loss Adjustment Expenses
Description of the Matter

At December 31, 2025, the Company’s liability for unpaid losses and loss adjustment expenses was $750 million, of which a significant portion represents incurred but not reported reserves. As described in Notes 4 and 11 of the consolidated financial statements, the liability for unpaid losses and loss adjustment expenses represents the Company’s best estimate of future amounts needed to pay losses and related settlement expenses with respect to events insured by the Company. The difference between the estimated ultimate losses and loss adjustment expenses and the case incurred loss (paid loss plus case reserve) is considered to be incurred but not reported. There is significant uncertainty inherent in determining management’s best estimate of the ultimate losses and loss adjustment expenses, requiring the use of informed actuarially based estimates and management’s judgment. Assumptions fundamental to the reserving process include incurred and paid loss development factors, weighting of actuarial methods and expected loss ratios.

Auditing management’s best estimate of the liability for unpaid losses and loss adjustment expenses was complex and involved the use of our actuarial specialists due to the significant estimation uncertainty associated with evaluating management’s methods and assumptions in determining the Company’s recorded liability for unpaid losses and loss adjustment expenses.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s process for estimating the liability for unpaid losses and loss adjustment expenses. This included, among others, the review and approval processes management has in place for the methods and assumptions used in estimating the liability for unpaid losses and loss adjustment expenses.

To test the Company’s estimate of the liability for unpaid losses and loss adjustment expenses, our audit procedures included among others, the use of our actuarial specialists to evaluate the selection and weighting of actuarial methods and assumptions used by management. We developed a range of reserve estimates, which included performing independent projections for a sample of lines of business and comparing the range of reserve estimates to the Company’s recorded reserves. We also performed an analysis of historical results of the development of the liability for unpaid losses and loss adjustment expenses related to prior years.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

March 10, 2026

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2025	December 31, 2024
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,330,310 and $1,394,639; net of allowance for expected credit losses of: $0 at December 31, 2025 and 2024)	$1,325,502	$1,381,908
Equity securities, at fair value	33,673	12,284
Other invested assets	17,097	29,413
Total investments	1,376,272	1,423,605
Cash and cash equivalents	65,542	17,009
Premium receivables, net of allowance for expected credit losses of $3,640 and $3,530 at December 31, 2025 and 2024, respectively	66,969	75,088
Reinsurance receivables, net of allowance for expected credit losses of $1,488 and $8,992 at December 31, 2025 and 2024, respectively	62,595	66,855
Funds held by ceding insurers	22,114	30,026
Deferred income taxes	20,076	22,459
Deferred acquisition costs	41,183	41,136
Intangible assets	16,845	14,103
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,607	3,320
Receivable for securities	—	52
Income tax receivable	2,617	825
Lease right of use assets	8,166	9,295
Other assets	29,956	22,660
Total assets	$1,720,762	$1,731,253
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$750,191	$800,391
Unearned premiums	182,728	183,411
Reinsurance balances payable	1,860	8,181
Payable for securities	21,594	—
Contingent commissions	7,159	6,826
Lease liabilities	8,331	10,371
Other liabilities	42,309	32,924
Total liabilities	1,014,172	1,042,104
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,844,995 and 11,202,355, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class A common shares outstanding: 10,557,227 and 9,914,587, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	465,720	459,578
Accumulated other comprehensive income (loss), net of tax	(4,000)	(10,410)
Retained earnings	273,562	268,673
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	706,590	689,149
Total liabilities and shareholders’ equity	$1,720,762	$1,731,253

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Gross written premiums	$398,868	$389,758	$416,397
Ceded written premiums	(11,066)	(10,568)	(17,078)
Net written premiums	387,802	379,190	399,319
Change in net unearned premiums	970	(2,198)	74,038
Net earned premiums	388,772	376,992	473,357
Net investment income	62,664	62,375	55,444
Net realized investment gains (losses)	(3,668)	455	(2,107)
Other income	2,330	1,365	1,435
Total revenues	450,098	441,187	528,129
Losses and Expenses:
Net losses and loss adjustment expenses	228,279	213,190	289,153
Acquisition costs and other operating expenses	156,815	147,345	182,617
Corporate expenses	31,706	25,696	23,383
Income before income taxes	33,298	54,956	32,976
Income tax expense	7,965	11,715	7,547
Net income	25,333	43,241	25,429
Less: preferred stock distributions	440	440	440
Net income available to common shareholders	$24,893	$42,801	$24,989
Per share data:
Net income available to common shareholders
Basic	$1.75	$3.14	$1.84
Diluted	$1.75	$3.12	$1.83
Weighted-average number of shares outstanding
Basic	14,192,310	13,635,582	13,553,168
Diluted	14,260,473	13,705,715	13,666,408
Cash distributions declared per common share	$1.40	$1.40	$1.00

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$25,333	$43,241	$25,429
Other comprehensive income (loss), net of tax:
Unrealized holding gains	6,276	11,827	18,892
Reclassification adjustment for losses included in net income	40	683	1,350
Unrealized foreign currency translation gains (losses)	94	(57)	(47)
Other comprehensive income (loss), net of tax	6,410	12,453	20,195
Comprehensive income, net of tax	$31,743	$55,694	$45,624

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Years Ended December 31,
	2025	2024	2023
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,202,355	11,042,670	10,876,041
Common shares issued to Fox Paine & Company, LLC, designated as class A-2 common shares	550,000	—	—
Common shares issued under share incentive plans, net of forfeitures	—	65,182	75,541
Common shares issued to directors	92,640	94,503	91,088
Number at end of period	11,844,995	11,202,355	11,042,670
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares:
Balance at beginning and end of period	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$459,578	$454,791	$451,305
Share compensation plans	6,142	4,787	3,486
Balance at end of period	$465,720	$459,578	$454,791
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(10,410)	$(22,863)	$(43,058)
Other comprehensive income (loss):
Change in unrealized holding gains	6,316	12,510	20,242
Unrealized foreign currency translation gains (losses)	94	(57)	(47)
Other comprehensive income (loss)	6,410	12,453	20,195
Balance at end of period	$(4,000)	$(10,410)	$(22,863)
Retained earnings:
Balance at beginning of period	$268,673	$244,988	$233,468
Net income	25,333	43,241	25,429
Preferred share distributions	(440)	(440)	(440)
Distributions to shareholders	(20,004)	(19,116)	(13,469)
Balance at end of period	$273,562	$268,673	$244,988
Number of treasury shares:
Number at beginning of period	1,287,768	1,271,241	802,381
Class A common shares purchased	—	16,527	468,860
Number at end of period	1,287,768	1,287,768	1,271,241
Treasury shares, at cost:
Balance at beginning of period	$(32,692)	$(32,163)	$(19,486)
Class A common shares purchased, at cost	—	(529)	(12,677)
Balance at end of period	$(32,692)	$(32,692)	$(32,163)
Total shareholders’ equity	$706,590	$689,149	$648,753

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$25,333	$43,241	$25,429
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,662	5,764	6,199
Adjustment on lease right of use assets and lease liability	234	(917)	—
Impairment loss on furniture and fixtures and leasehold improvements	—	394	—
Restricted stock and stock option expense	6,142	4,787	3,486
Deferred income taxes	751	11,300	5,326
Amortization of bond premium and discount, net	11,709	(15,656)	(6,749)
Net realized investment (gains) losses	3,668	(455)	2,107
(Income) loss from equity method investments, net of distributions	309	(80)	(2,369)
Changes in:
Premium receivables, net	12,453	27,070	66,585
Reinsurance receivables, net	4,260	13,584	5,282
Funds held by ceding insurers	8,030	(13,109)	2,142
Unpaid losses and loss adjustment expenses	(50,200)	(50,208)	18,195
Unearned premiums	(683)	559	(86,501)
Reinsurance balances payable	(6,321)	5,539	(14,599)
Other assets and liabilities	(10,489)	5,301	(14,970)
Contingent commissions	333	1,194	(3,184)
Income tax receivable / payable	(1,792)	(2,420)	1,595
Deferred acquisition costs	(47)	1,309	22,449
Prepaid reinsurance premiums	(287)	1,638	12,463
Net cash provided by operating activities	9,065	38,835	42,886
Cash flows from investing activities:
Proceeds from sale of fixed maturities	258,007	112,507	148,164
Proceeds from sale of equity securities	—	—	1,158
Proceeds from maturity of fixed maturities	2,303,096	973,523	280,115
Proceeds from maturity of preferred stock	—	5,534	500
Proceeds from other invested assets	12,007	8,902	2,309
Purchases of fixed maturities	(2,486,869)	(1,139,971)	(448,465)
Purchases of equity securities	(25,024)	—	(111)
Acquisition of business, net of cash acquired	(1,305)	—	—
Net cash provided by (used for) investing activities	59,912	(39,505)	(16,330)
Cash flows from financing activities:
Distributions paid to common shareholders	(20,004)	(19,389)	(14,248)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Purchases of class A common shares	—	(529)	(12,677)
Net cash used for financing activities	(20,444)	(20,358)	(27,365)
Net change in cash and cash equivalents	48,533	(21,028)	(809)
Cash and cash equivalents at beginning of period	17,009	38,037	38,846
Cash and cash equivalents at end of period	$65,542	$17,009	$38,037
Supplemental disclosure of cash flow information:
Interest paid	—	17	—

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”), is a Delaware limited liability company whose predecessors have been publicly traded since 2003. Effective after close of trading on November 3, 2025, the Company transferred the listing of its class A common shares (excluding class A common shares designated as class A-2 common shares) from the New York Stock Exchange to the Nasdaq Global Select Market where the shares continue to trade under the existing ticker symbol "GBLI".

Global Indemnity Group, LLC is a holding company that is classified as a publicly traded partnership for U.S. federal income tax purposes and meets the qualifying income exception to maintain partnership status. Global Indemnity operates through two primary subsidiaries:

•
Katalyx Holdings LLC (“Katalyx”) (formerly Penn-America Underwriters, LLC) is a specialty insurance intermediary formed through an internal reorganization completed in December 2024. Katalyx comprises:(i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Holdings GX, Inc. ("Belmont Holdings") owns five statutory insurance carriers: Penn-Patriot Insurance Company, Diamond State Insurance Company, Penn-Star Insurance Company, Penn-America Insurance Company, and United National Insurance Company, each of which are rated “A” (Excellent) by AM Best. Collectively, the insurance carriers are licensed in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

2. Acquisition

On August 31, 2025, Sayata US Insurance Services, Inc. ("Sayata") was acquired in an all-cash transaction. The acquisition complements the Company’s recent strategic reorganization of its Katalyx business to focus on agency and insurance services.

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

In connection with the restructuring plan, the Company incurred restructuring costs of $3.4 million in 2022 and $2.0 million in 2023 for total restructuring costs of $5.4 million. No additional restructuring costs were incurred during the years ended December 31, 2024 and 2025.

The following table summarizes charges incurred by expense type and the remaining liability as of December 31, 2025, 2024 and 2023:

(Dollars in thousands)	Employee Termination Costs
Liability at January 1, 2023	2,635
Charges incurred in 2023 (1)	1,997
Cash payments in 2023	(4,554)
Liability at December 31, 2023	78
Cash payments in 2024	(78)
Liability at December 31, 2024 and 2025	$—

(1) These charges were recorded within the corporate expense line on the Company's Consolidated Statements of Operations.

Any information technology development initiatives related to business lines within Belmont Non-Core have been discontinued.

4. Summary of Significant Accounting Policies

Investments

The Company’s investments in fixed maturities, which are classified as available for sale, and equity securities are carried at their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of the Company's fixed maturities and equity securities are determined on the basis of quoted market prices where available. If quoted market prices are not available, the Company uses third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. The Company purchases bonds with the expectation of holding them to their maturity; however, changes to the portfolio are sometimes required to ensure it is appropriately matched to liabilities. In addition, changes in financial market conditions and tax considerations may cause the Company to sell an investment before it matures. The difference between amortized cost and fair value of the Company’s fixed maturity portfolio, net of the effect of deferred income taxes, is reflected in accumulated other comprehensive income (loss) within shareholders’ equity and, accordingly, has no effect on net income other than for the credit loss component of impairments and losses recognized as a result of the intent to sell. Equity securities are measured at fair value with the changes in fair value recognized in net income.

The Company carries investments in limited partnerships at fair value and uses the equity method of accounting. The equity method for an investment in a limited partnership requires that its cost basis be updated to account for the income or loss earned on the investment. The receipt of results for investments in limited partnerships may vary. If results are received on a timely basis, they are included in current results. If they are not received on a timely basis, they are recorded on a one quarter lag. The recording of such results is applied consistently for each investment once the timing of receiving the results has been established. The income or loss associated with the limited partnerships is reflected in the consolidated statements of operations, and the adjusted cost basis approximates fair value.

The Company’s investments in other invested assets were valued at $17.1 million and $29.4 million as of December 31, 2025 and 2024. These amounts relate to investments in limited partnerships whose carrying value approximates fair value.

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

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $4.8 million and $3.5 million as of December 31, 2025 and 2024, respectively.

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

At December 31, 2025 and 2024, the Company had approximately $60.9 million and $15.3 million, respectively, of cash and cash equivalents that was invested in a diversified portfolio of high quality short-term debt securities.

Valuation of Premium Receivables

The Company evaluates the collectability of premium receivables based on a combination of factors. In instances in which the Company is aware of a specific circumstance where a party may be unable to meet its financial obligations to the Company, a specific allowance for expected credit losses against amounts due is recorded to reduce the net receivable to the amount reasonably believed by management to be collectible. For all remaining balances, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured or agent, terminated agents, and other relevant factors. The allowance for expected credit losses was $3.6 million and $3.5 million as of December 31, 2025 and 2024, respectively.

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

See Note 7 for additional information on goodwill and intangible assets as well as the results of qualitative impairment assessments performed.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk from various areas of exposure with reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the reinsured policy and the reinsurance contract.

The Company regularly reviews the collectability of reinsurance receivables. An allowance for uncollectible reinsurance receivables is recognized based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors. Any changes in the allowance resulting from this review are included in net losses and loss adjustment expenses on the consolidated statements of operations during the period in which the determination is made. The allowance for expected credit losses was $1.5 million and $9.0 million as of December 31, 2025 and 2024, respectively.

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

The amortization of deferred acquisition costs for the years ended December 31, 2025, 2024, and 2023 was $89.7 million, $87.6 million, and $120.9 million, respectively.

Premium Deficiency

A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses and unamortized acquisition costs exceeds related unearned premium after consideration of investment income. This evaluation is done at a distribution and product line/treaty level. Any future expected loss on the related unearned premium is recorded first by impairing the unamortized acquisition costs on the related unearned premium followed by an increase to loss and loss adjustment expense reserves on additional expected loss in excess of unamortized acquisition costs. No premium deficiency reserve existed as of December 31, 2025 or 2024.

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

Earnings per Share

Basic earnings per share have been calculated by dividing net income available to common shareholders by the weighted-average common shares outstanding. In periods of net income, diluted earnings per share have been calculated by dividing net income available to common shareholders by the sum of the weighted-average common shares outstanding and the weighted-average common share equivalents outstanding, which include options and other equity awards. In periods of net loss, diluted earnings per share is the same as basic earnings per share. See Note 18 for details.

Foreign Currency

At times, the Company maintains investments and cash accounts in foreign currencies related to the operations of its business. At period-end, the Company re-measures non-U.S. currency financial assets to their current U.S. dollar equivalent. The resulting gain or loss for foreign denominated fixed maturity investments, if any, is reflected in accumulated other comprehensive income (loss) within shareholders’ equity; whereas, the gain or loss on foreign denominated cash accounts and equity securities is reflected in income during the period. Financial liabilities, if any, are generally adjusted within the loss reserving process. However, for known losses on claims to be paid in foreign currencies, the Company re-measures the liabilities to their current U.S. dollar equivalent each period end with the resulting gain or loss reflected in income during the period. Net transaction gains and losses, primarily comprised of re-measurement of known losses on claims to be paid in foreign currencies, were a loss of $0.2 million, a gain of $0.1 million, and a loss of $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Capitalized software costs were $17.3 million and $10.0 million at December 31, 2025 and 2024, respectively. Amortization expense related to capitalized software for the years ended December 31, 2025, 2024, and 2023 was $5.0 million, $4.4 million, and $4.9 million, respectively.

5. Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of December 31, 2025 and 2024:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2025
Fixed maturities:
U.S. treasuries	$640,533	$—	$216	$(120)	$640,629
Obligations of states and political subdivisions	14,515	—	—	(350)	14,165
Mortgage-backed securities	199,901	—	2,610	(3,451)	199,060
Asset-backed securities	139,690	—	1,227	(3,649)	137,268
Commercial mortgage-backed securities	58,202	—	89	(1,463)	56,828
Corporate bonds	198,970	—	1,090	(867)	199,193
Foreign corporate bonds	78,499	—	425	(565)	78,359
Total fixed maturities	$1,330,310	$—	$5,657	$(10,465)	$1,325,502

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2024
Fixed maturities:
U.S. treasuries	$875,273	$—	$757	$(784)	$875,246
Obligations of states and political subdivisions	17,125	—	—	(790)	16,335
Mortgage-backed securities	61,905	—	299	(3,284)	58,920
Asset-backed securities	137,445	—	864	(2,882)	135,427
Commercial mortgage-backed securities	68,041	—	15	(2,488)	65,568
Corporate bonds	158,798	—	189	(2,891)	156,096
Foreign corporate bonds	76,052	—	81	(1,817)	74,316
Total fixed maturities	$1,394,639	$—	$2,205	$(14,936)	$1,381,908

As of December 31, 2025 and 2024, the Company’s investments in equity securities consist of the following:

	December 31,
(Dollars in thousands)	2025	2024
Common stock	$21,006	$—
Preferred stock	12,667	12,284
Total	$33,673	$12,284

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt or equity investments in a single issuer in excess of 2.7% and 1.7% of shareholders' equity at December 31, 2025 and 2024, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$694,961	$695,071
Due in one year through five years	224,576	224,965
Due in five years through ten years	3,972	3,785
Due after ten years	9,008	8,525
Mortgage-backed securities	199,901	199,060
Asset-backed securities	139,690	137,268
Commercial mortgage-backed securities	58,202	56,828
Total	$1,330,310	$1,325,502

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of December 31, 2025. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 6.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$21,804	$(1)	$7,643	$(119)	$29,447	$(120)
Obligations of states and political subdivisions	—	—	12,714	(350)	12,714	(350)
Mortgage-backed securities	15,293	(716)	24,918	(2,735)	40,211	(3,451)
Asset-backed securities	24,080	(1,872)	31,604	(1,777)	55,684	(3,649)
Commercial mortgage-backed securities	13,954	(96)	32,183	(1,367)	46,137	(1,463)
Corporate bonds	2,509	(26)	48,935	(841)	51,444	(867)
Foreign corporate bonds	1,580	(17)	24,411	(548)	25,991	(565)
Total fixed maturities	$79,220	$(2,728)	$182,408	$(7,737)	$261,628	$(10,465)

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

Subject to the risks and uncertainties in evaluating the potential impairment of a security’s value, the impairment evaluation conducted by the Company as of December 31, 2025 and 2024 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery. The impairment evaluation process is discussed in the “Investment” section of Note 4 (“Summary of Significant Accounting Policies”).

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of December 31, 2025, gross unrealized losses related to U.S. treasuries were $0.120 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of December 31, 2025, gross unrealized losses related to obligations of states and political subdivisions were $0.350 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of December 31, 2025, gross unrealized losses related to mortgage-backed securities were $3.451 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of December 31, 2025, gross unrealized losses related to asset backed securities were $3.649 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 34.8. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of December 31, 2025, gross unrealized losses related to the CMBS portfolio were $1.463 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 41.9. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under the base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of December 31, 2025, gross unrealized losses related to corporate bonds were $0.867 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of December 31, 2025, gross unrealized losses related to foreign bonds were $0.565 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of December 31, 2025 and 2024 were as follows:

	December 31,
(Dollars in thousands)	2025	2024
Net unrealized gains (losses) from:
Fixed maturities	$(4,808)	$(12,731)
Foreign currency fluctuations	(140)	(259)
Deferred taxes	948	2,580
Accumulated other comprehensive income (loss), net of tax	$(4,000)	$(10,410)

The following tables present the changes in accumulated other comprehensive income (loss) by components, for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income (loss) before reclassification, before tax	7,891	119	8,010
Amounts reclassified from accumulated other comprehensive income, before tax	32	—	32
Other comprehensive income (loss), before tax	7,923	119	8,042
Income tax benefit (expense)	(1,607)	(25)	(1,632)
Ending balance, net of tax	$(3,889)	$(111)	$(4,000)

Year Ended December 31, 2024 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(22,715)	$(148)	$(22,863)
Other comprehensive income (loss) before reclassification, before tax	14,712	(72)	14,640
Amounts reclassified from accumulated other comprehensive income, before tax	856	—	856
Other comprehensive income (loss), before tax	15,568	(72)	15,496
Income tax benefit (expense)	(3,058)	15	(3,043)
Ending balance, net of tax	$(10,205)	$(205)	$(10,410)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025 and 2024 were as follows:

(Dollars in thousands)		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
		Years Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2025	2024
Unrealized gains and losses on available for sale securities	Other net realized investment (gains) losses	$32	$856
	Income tax expense (benefit)	8	(173)
	Total reclassifications, net of tax	$40	$683

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Fixed maturities:
Gross realized gains	$95	$54	$49
Gross realized losses	(127)	(910)	(1,703)
Net realized gains (losses)	(32)	(856)	(1,654)
Equity securities:
Gross realized gains	383	1,325	1,061
Gross realized losses	(4,019)	(14)	(1,514)
Net realized gains (losses)	(3,636)	1,311	(453)
Total net realized investment gains (losses)	$(3,668)	$455	$(2,107)

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net gains (losses) recognized during the period on equity securities	$(3,636)	$1,311	$(453)
Less: net gains (losses) recognized during the period on equity securities sold during the period	—	(423)	(36)
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$(3,636)	$1,734	$(417)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Fixed maturities	$258,007	$112,507	$148,164
Equity securities	—	—	1,158

Net Investment Income

The sources of net investment income for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Fixed maturities	$58,798	$58,675	$49,987
Equity securities	1,762	784	917
Cash and cash equivalents	2,801	2,838	1,593
Other invested assets	1,383	2,141	4,463
Total investment income	64,744	64,438	56,960
Investment expense	(2,080)	(2,063)	(1,516)
Net investment income	$62,664	$62,375	$55,444

As of December 31, 2025 and 2024, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

The Company’s total investment return on a pre-tax basis for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net investment income	$62,664	$62,375	$55,444
Net realized investment gains (losses)	(3,668)	455	(2,107)
Change in unrealized holding gains	8,042	15,496	25,166
Net realized and unrealized investment returns	4,374	15,951	23,059
Total investment return	$67,038	$78,326	$78,503
Total investment return %	4.7%	5.5%	5.7%
Average investment portfolio (1)	$1,430,443	$1,415,549	$1,366,553
(1)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of December 31, 2025 and 2024:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2025	December 31, 2024
On deposit with governmental authorities	$19,919	$19,378
Held in trust pursuant to third-party requirements	105,756	158,964
Total (1)	$125,675	$178,342

(1)
Includes cash and cash equivalents of $5.8 million and $5.2 million at December 31, 2025 and December 31, 2024, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $17.1 million and $29.4 million as of December 31, 2025 and 2024, respectively. The Company has a variable interest in two of these limited partnership investments for which it is not the primary beneficiary. These investments are accounted for under the equity method since its ownership interest exceeds 3%.

The carrying value of one of the Company’s VIE’s, the European Non-Performing Loan Fund, LP, which invests in distressed securities and assets, was $1.7 million and $2.6 million as of December 31, 2025 and 2024, respectively. The Company’s maximum loss exposure from this VIE, which factors in future funding commitments of $11.2 million and $14.2 million, was $12.9 million and $16.8 million as of December 31, 2025 and 2024, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum loss exposure of a second VIE, the Mortgage Debt Fund, LP, which invests in Real Estate Investment Trust (“REIT”) qualifying assets was $6.0 million and $8.9 million as of December 31, 2025 and 2024, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

As of December 31, 2025	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$640,629	$—	$—	$640,629
Obligations of states and political subdivisions	—	14,165	—	14,165
Mortgage-backed securities	—	199,060	—	199,060
Commercial mortgage-backed securities	—	56,828	—	56,828
Asset-backed securities	—	137,268	—	137,268
Corporate bonds	—	199,193	—	199,193
Foreign corporate bonds	—	78,359	—	78,359
Total fixed maturities	640,629	684,873	—	1,325,502
Equity securities	21,006	12,667	—	33,673
Total assets measured at fair value	$661,635	$697,540	$—	$1,359,175

As of December 31, 2024	Fair Value Measurements
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$875,246	$—	$—	$875,246
Obligations of states and political subdivisions	—	16,335	—	16,335
Mortgage-backed securities	—	58,920	—	58,920
Commercial mortgage-backed securities	—	65,568	—	65,568
Asset-backed securities	—	135,427	—	135,427
Corporate bonds	—	156,096	—	156,096
Foreign corporate bonds	—	74,316	—	74,316
Total fixed maturities	875,246	506,662	—	1,381,908
Equity securities	—	12,284	—	12,284
Total assets measured at fair value	$875,246	$518,946	$—	$1,394,192

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

The following table presents changes in Level 3 investments measured at fair value on a recurring basis for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Beginning balance	$—	$—	$4,571
Total gains / (losses) (realized / unrealized):
Included in accumulated other comprehensive income (loss)	—	—	30
Included in earnings attributable to realized gains / losses	—	—	(290)
Amortization of bond premium and discount, net	—	—	5
Purchases	—	—	332
Sales	—	—	(4,648)
Ending balance	—	—	—
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) related to assets still held at end of reporting period	$—	$—	$(155)

Financial Instruments not Carried at Fair Value

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The Company uses the equity method to account for investments in limited partnerships, which requires that its cost basis be updated to account for the income or loss earned on the investment. These investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships is reflected in the consolidated statements of operations in the amounts of $1.4 million, $2.1 million, and $4.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table provides the carrying value and future funding commitments related to these investments at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Future Funding Commitment	Carrying Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$1,728	$11,214	$2,628	$14,214
Mortgage Debt Fund, LP (2)	6,036	—	8,882	—
Global Debt Fund, LP (3)	9,333	—	17,903	—
Total	$17,097	$11,214	$29,413	$14,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of December 31, 2025, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $9.2 million and $8.7 million were received during the years ended December 31, 2025 and 2024, respectively.

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

During 2025 and 2024, the Company has not adjusted quotes or prices obtained from the pricing vendors.

7. Goodwill and Intangible Assets

Goodwill

As a result of an acquisition in 2010, the Company has goodwill within the Belmont Core segment of $4.8 million at December 31, 2025 and 2024. The goodwill represents the excess purchase price over the Company’s best estimate of the fair value of the assets acquired. There were no changes in the carrying value of Belmont Core's goodwill during 2025 and 2024 and there were no accumulated impairment losses at December 31, 2025 and 2024. Impairment testing performed in 2025, 2024, and 2023 did not result in an impairment of goodwill within the Belmont Core segment.

Intangible assets

The following table presents details of the Company’s intangible assets as of December 31, 2025:

(Dollars in thousands) Description	Weighted Average Amortization Period	Cost	Accumulated Amortization	Impairment	Net Value
Trademarks	Indefinite	$5,480	$—	$—	$5,480
Tradenames	Indefinite	4,200	—	—	4,200
State insurance licenses	Indefinite	5,000	—	—	5,000
Customer relationships	15 years	5,330	5,302	—	28
Developed technology	5 years	2,290	153	—	2,137
		$22,300	$5,455	$—	$16,845

In connection with the acquisition of Sayata, the Company acquired intangible assets of $3.0 million which are included in the table above. They consist of developed technology of $2.3 million, trademarks of $0.7 million, and customer relationships of less than $0.1 million. See Note 2 for additional information on the acquisition of Sayata.

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

Amortization related to the Company’s definite lived intangible assets was $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The weighted average amortization period for total definite lived intangible assets was 12.0 years and 15.0 years at December 31, 2025 and 2024, respectively.

The Company expects that amortization expense for the next five years will be as follows:

(Dollars in thousands)
2026	$464
2027	464
2028	464
2029	464
2030	309

Intangible assets with indefinite lives

As of December 31, 2025 and 2024, indefinite lived intangible assets, which are comprised of tradenames, trademarks, and state insurance licenses, was $14.7 million and $14.0 million, respectively.

There was no impairment of intangible assets with indefinite lives in 2025, 2024, and 2023.

Intangible assets with definite lives

As of December 31, 2025 and 2024, definite lived intangible assets, net of accumulated amortization, were $2.2 million and $0.1 million, respectively, and were comprised of customer relationships.

There was no impairment of intangible assets with definite lives in 2025, 2024, and 2023.

8. Allowance for Expected Credit Losses - Premium Receivables and Reinsurance Receivables

For premium receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, direct placement with collection agencies, solvency of insured, agents, or reinsurers on assumed reinsurance, terminated agents, and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$3,530	$4,796
Current period provision for expected credit losses	328	(609)
Write-offs	(218)	(657)
Ending balance	$3,640	$3,530

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The following table is an analysis of the allowance for expected credit losses related to the Company's reinsurance receivables for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$8,992	$8,992
Current period provision for expected credit losses	(3,320)	—
Write-offs (1)	(4,184)	—
Ending balance	$1,488	$8,992

(1)
Amounts written off represent reinsurance receivables from defunct reinsurers for which the Company had previously recorded an allowance for expected credit losses.

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

The Company had the following reinsurance balances as of December 31, 2025 and 2024:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Reinsurance receivables, net	$62,595	$66,855
Collateral securing reinsurance receivables	(8,611)	(6,461)
Reinsurance receivables, net of collateral	$53,984	$60,394
Allowance for expected credit losses	$1,488	$8,992
Prepaid reinsurance premiums	3,607	3,320

As of December 31, 2025, the Company had the following aggregated unsecured reinsurance receivables from one reinsurer that exceeded 3% of shareholders’ equity. Unsecured reinsurance receivables include amounts receivable for paid and unpaid losses and loss adjustment expenses, less amounts secured by collateral.

(Dollars in thousands)	Reinsurance Receivables	AM Best Ratings (As of December 31, 2025)
Munich Re America Corporation	$30,964	A+

The effect of reinsurance on premiums written and earned is as follows:

(Dollars in thousands)	Written	Earned
For the year ended December 31, 2025:
Direct	$356,552	$359,146
Assumed	42,316	40,406
Ceded	(11,066)	(10,780)
Net premiums	$387,802	$388,772
For the year ended December 31, 2024:
Direct	$369,818	$354,747
Assumed	19,940	34,451
Ceded	(10,568)	(12,206)
Net premiums	$379,190	$376,992
For the year ended December 31, 2023:
Direct	$350,748	$376,288
Assumed	65,649	126,611
Ceded	(17,078)	(29,542)
Net premiums	$399,319	$473,357

Ceded losses and loss adjustment expenses incurred were $10.0 million, ($6.3) million, and $27.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

10. Income Taxes

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

As of December 31, 2025, the Company conducts business in the United States, where the statutory income tax rate is 21%, and performs certain functions in Ireland, where the statutory income tax rate on trading income is 12.5%, and in Israel, where the statutory income tax rate is 23%. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The following table summarizes the components of income tax expense:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current income tax expense:
U.S. Federal	$6,404	$374	$2,207
State	744	—	—
Foreign	66	41	14
Total current income tax expense	7,214	415	2,221
Deferred income tax expense:
U.S. Federal	751	11,300	5,326
Total deferred income tax expense	751	11,300	5,326
Total income tax expense	$7,965	$11,715	$7,547

The tax provision has been calculated using income before income taxes in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The Company's income before income taxes by jurisdiction was as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023

United States	$32,902	$54,805	$32,785
Foreign	396	151	191
Total income before income taxes	$33,298	$54,956	$32,976

The following table summarizes the differences between the actual income tax expense and differences from the income tax calculated at the statutory U.S. federal tax rate:

	Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income	Amount	% of Pre- Tax Income
U.S. federal income tax at statutory rate	$6,993	21.0%	$11,541	21.0%	$6,925	21.0%
State income tax, net of federal income tax effect (1)	590	1.8	—	—	—	—
Foreign tax effects	(18)	(0.1)	9	—	(26)	(0.1)
Effect of changes in tax laws or rate enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws (2)	38	0.1	(11)	—	40	0.1
Tax credits	—	—	—	—	—	—
Changes in valuation allowance	—	—	—	—	—	—
Nontaxable or nondeductible items
Non-deductible executive compensation	655	2.0	420	0.7	1,753	5.3
Parent income treated as partnership for tax	(283)	(0.8)	(934)	(1.7)	(1,260)	(3.8)
Transaction costs	—	—	653	1.2	—	—
Other	(10)	(0.1)	37	0.1	115	0.4
Change in unrecognized tax benefits	—	—	—	—	—	—
Income tax expense	$7,965	23.9%	$11,715	21.3%	$7,547	22.9%

(1) State income taxes in Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

(2) The Company made a policy election to present the tax effect of cross border tax and its related tax credit on a net basis.

The effective income tax rate for 2025 was 23.9%, compared to 21.3% for 2024. The increase was primarily driven by (i) state income taxes, which reflected increased state taxable income resulting from the utilization of net operating loss carryforward and changes in the Company's filing profile following its internal reorganization in 2024, (ii) higher non-deductible executive compensation, and (iii) the impact of changes in income or loss at the parent company, treated as a partnership for tax purposes.

The effective income tax rate for 2024 was 21.3% compared to 22.9% for 2023. The differences between years are primarily due to the change in income or loss at the parent company, treated as a partnership for tax purposes, as well as the impact of non-tax deductible transaction costs related to the Company's internal reorganization executed in 2024.

In 2024, the intra-entity transfers of certain intangible assets related to the Company's internal reorganization resulted in tax expense on sale of $3.8 million, offset by the establishment of deferred tax assets and related tax benefits of $3.8 million. The tax-deductible amortization related to the transferred intangible assets will be recognized over a period of 15 years.

Income taxes paid were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income taxes paid
Federal	$8,856	$2,794	$613
State	129	—	—
Foreign	28	—	—
Total Income Tax Paid	$9,013	$2,794	$613

The increase in income taxes paid during 2025 reflects the decline in net operating loss carryforwards available to offset Belmont Holdings GX, Inc.'s federal taxes in 2025.

The tax effects of temporary differences that give rise to the net deferred tax assets at December 31, 2025 and 2024 are presented below:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Discounted unpaid losses and loss adjustment expenses	$8,954	$9,429
Unearned premiums	7,523	7,564
Net operating loss carryforward	1,535	4,352
Partnership K1 basis differences	97	943
Capital loss carryforwards	7,072	4,546
Investment impairments	362	390
Stock options	615	462
Stat-to-GAAP reinsurance reserve	312	1,668
Unrealized loss on securities available-for-sale	920	2,526
Change in market value on equity portfolio	1,246	412
Software	—	1,045
Intangible assets	3,405	3,805
Lease liability	1,876	—
Accrued bonuses	1,753	169
Goodwill	—	172
Other	1,560	1,218
Total deferred tax assets	37,230	38,701
Deferred tax liabilities:
Intangible assets	2,940	2,961
Deferred acquisition costs	8,649	8,639
Bond discount	902	3,989
Right of use assets	1,715	—
Software	624	128
Other	2,324	525
Total deferred tax liabilities	17,154	16,242
Total net deferred tax assets	$20,076	$22,459

The deferred tax assets and deferred tax liabilities listed in the table above relate to temporary differences between the Company’s accounting and tax carrying values and carryforwards for its companies in the United States. Management believes it is more likely than not that the remaining deferred tax assets will be completely utilized in future years. As a result, the Company has not recorded a valuation allowance at December 31, 2025 and 2024.

The Company has a net operating loss (“NOL”) carryforward and a capital loss carryforward of $7.3 million and $33.7 million, respectively, as of December 31, 2025. The capital loss carryforward begins to expire in 2027 based on when the original carryforwards were generated. The Company’s NOL carryforward and capital loss carryforward were $20.7 million and $21.6 million, respectively, as of December 31, 2024.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2022.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties whereby it only recognizes those tax benefits that have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities. All tax benefits recognized by the Company in 2025, 2024, and 2023 have a greater than 50% likelihood of being sustained upon examination by relevant taxing authorities.

The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest and penalties related to uncertain tax positions during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the Company did not record any significant liabilities for tax-related interest and penalties on its consolidated balance sheets.

On July 4, 2025, the U.S enacted the One Big Beautiful Bill Act (the “Act”). The Act includes provisions to expense previously deferred domestic research and development costs, increase bonus depreciation and modify the international tax framework. The Act did not have a material impact on the Company's consolidated financial statements.

11. Liability for Unpaid Losses and Loss Adjustment Expenses

Consolidated Activity

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Balance at beginning of period	$800,391	$850,599	$832,404
Less: ceded reinsurance receivables	60,754	72,829	73,021
Net balance at beginning of period	739,637	777,770	759,383
Net losses and loss adjustment expenses related to:
Current year	219,218	213,118	279,609
Prior years	9,061	72	9,544
Total net losses and loss adjustment expenses	228,279	213,190	289,153
Paid net losses and loss adjustment expenses related to:
Current year	60,004	40,063	72,717
Prior years	218,619	211,260	198,049
Total paid net losses and loss adjustment expenses	278,623	251,323	270,766
Net balance at end of period	689,293	739,637	777,770
Plus: ceded reinsurance receivables	60,898	60,754	72,829
Balance at end of period	$750,191	$800,391	$850,599

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During 2025, the Company increased its prior accident year loss reserves by $9.1 million, which consisted of a $9.9 million increase related to Belmont Core and a $0.8 million decrease related to Belmont Non-Core.

•
Belmont Core had an increase of $9.9 million consisting of (i) $6.1 million decrease for property lines primarily related to the 2019, 2020, and 2022 through 2024 accident years and (ii) $15.9 million increase for casualty lines primarily related to the 2020 through 2022 accident years mainly due to increased severity on claims of terminated products.
•
Belmont Non-Core had a decrease of $0.8 million consisting of (i) $3.7 million decrease for property lines primarily related to the 2016 through 2023 accident years and (ii) $2.9 million increase for casualty lines primarily related to the 1989 and prior and 2021 through 2023 accident years mainly due to increased severity on claims.

During 2024, the Company increased its prior accident year loss reserves by $0.1 million, which consisted of a $1.8 million increase related to Belmont Core and a $1.7 million decrease related to Belmont Non-Core.

•
Belmont Core had an increase of $1.8 million consisting of a $12.0 million increase for casualty lines across various accident years mainly due to severity offset by a $10.2 million decrease for property lines primarily related to the 2020 through 2023 accident years mainly due to severity.
•
Belmont Non-Core had a decrease of $1.7 million mainly driven by severity on its casualty lines consisting of (i) a decrease of $7.8 million primarily related to accident years 2017 and 2019, (ii) an increase of $6.1 million related to accident years 2022 and 2023.

During 2023, the Company increased its prior accident year loss reserves by $9.5 million, which consisted of a $29.9 million increase related to Belmont Core and a $20.3 million decrease related to Belmont Non-Core.

•
Belmont Core had an increase of $29.9 million consisting of (i) a $28.6 million increase for general liability mainly reflecting higher than expected claims severity in accident years 2018 through 2022, partially offset by decreases in the 1998, 2000 through 2010, 2012 and 2014 through 2017 accident years and (ii) a $1.3 million increase for property which primarily recognizes higher than expected claims severity in the 2016, 2019, 2020 and 2022 accident years, partially offset by decreases in the 2015 and 2021 accident years.
•
Belmont Non-Core had a decrease of $20.3 million consisting of (i) a $0.8 million increase for property mainly recognizing higher than expected claims severity in the 2021 and 2022 accident years, partially offset by decreases in the 2016, 2018 and 2020 accident years, (ii) a $10.2 million increase for general liability primarily recognizing higher than expected claims severity in accident years prior to 1990 and 2019 through 2022, partially offset by decreases in the 1995, 2013, 2014 and 2016 through 2018 accident years, and (iii) a $31.2 million decrease in reinsurance which is comprised of a $17.7 million decrease in the property lines in the 2013 through 2021 accident years; a $7.2 million decrease recognized in professional lines in the 2017 and 2019 through 2021 accident years, partially offset by increases in the 2016 and 2022 accident years; and a $6.3 million decrease in general liability mainly in the 2012 and 2019 through 2022 accident years.

Prior to 2001, the Company underwrote multi-peril business insuring general contractors, developers, and sub-contractors primarily involved in residential construction that has resulted in significant exposure to construction defect (“CD”) claims. The Company’s reserves for CD claims are established based upon Management’s best estimate in consideration of known facts, existing case law, and generally accepted actuarial methodologies. However, due to the inherent uncertainty concerning this type of business, the ultimate exposure for these claims may vary significantly from the amounts currently recorded. As of December 31, 2025 and 2024, gross reserves for CD claims were $21.6 million and $25.8 million, respectively, and net reserves for CD claims were $21.0 million and $24.8 million, respectively.

The Company has exposure to asbestos and environmental (“A&E”) claims. The asbestos exposure primarily arises from the sale of product liability insurance, and the environmental exposure arises from the sale of general liability and commercial multi-peril insurance. In establishing the liability for unpaid losses and loss adjustment expenses related to A&E exposures, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated regularly. Case law continues to evolve for such claims, and uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. Included in net unpaid losses and loss adjustment expenses as of December 31, 2025, 2024, and 2023 were IBNR reserves of $9.5 million, $15.2 million, and $17.3 million, respectively, and case reserves of approximately $3.8 million, $5.5 million, and $3.8 million, respectively, for known A&E-related claims.

The following table shows the Company’s gross reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Gross reserve for A&E losses and loss adjustment expenses – beginning of period	$35,888	$36,831	$37,142
Plus: Change in incurred losses and loss adjustment expenses	46	179	1,419
Less: Payments	9,793	1,122	1,730
Gross reserves for A&E losses and loss adjustment expenses – end of period	$26,141	$35,888	$36,831

The following table shows the Company’s net reserves for A&E losses:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net reserve for A&E losses and loss adjustment expenses – beginning of period	$20,696	$21,107	$21,647
Plus: Change in incurred losses and loss adjustment expenses	1,815	2	(1)
Less: Payments	9,153	413	539
Net reserves for A&E losses and loss adjustment expenses – end of period	$13,358	$20,696	$21,107

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

As of December 31, 2025, 2024, and 2023, the survival ratio on a gross basis for the Company’s open A&E claims was 6.2 years, 14.3 years, and 15.1 years, respectively. As of December 31, 2025, 2024, and 2023, the survival ratio on a net basis for the Company’s open A&E claims was 4.0 years, 19.1 years, and 20.9 years, respectively. The survival ratio, which is the ratio of gross or net reserves to the 3-year average of annual paid claims, is a financial measure that indicates how long the current amount of gross or net reserves are expected to last based on the current rate of paid claims.

Line of Business Categories

The following is information, presented by lines of business with similar characteristics including similar payout patterns, about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities included within the net incurred claims amounts. The years included represent the number of years for which claims incurred typically remain outstanding but need not exceed 10 years including the most recent report period presented.

The information about incurred and paid claims development for the years ended December 31, 2016 to 2024, is presented as required supplementary unaudited information.

Belmont Core

Property and Casualty Methodologies

Belmont Core’s internal actuarial reserve reviews were completed for loss and allocated loss adjustment expenses (“ALAE”) separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2025. Actuarial methodologies, such as the Loss Development, Expected Loss Ratio, Average Loss, and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE for most reserve categories. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2025. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Belmont Core’s cumulative claim frequency has been calculated at the claim level and includes claims closed without payment.

Belmont Core – Property

(Dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,			As of December 31, 2025
Accident Year	2023	2024	2025	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)
2023	$72,862	$71,298	$69,922	$2,937	3,064
2024		88,354	85,008	7,407	3,760
2025			85,142	24,777	1,995
Total			$240,072

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2023	2024	2025
	(unaudited)	(unaudited)
2023	$50,543	$64,492	$66,502
2024		51,575	74,087
2025			51,153
Total			$191,742

All outstanding liabilities for the accident years presented, net of reinsurance			$48,330
All outstanding liabilities before 2023, net of reinsurance			4,387
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance			$52,717

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3
Belmont Core - Property	64.3%	23.2%	2.9%

Belmont Core – Casualty

(Dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$45,684	$45,230	$44,758	$43,055	$42,798	$42,237	$42,291	$42,166	$41,622	$41,506	$283	1,654
2017		46,050	45,970	44,720	44,078	45,071	45,581	45,212	43,503	43,830	1,124	1,675
2018			48,830	48,450	47,783	47,175	47,726	47,721	48,100	50,014	654	2,028
2019				59,512	59,384	61,055	63,139	69,013	72,663	75,808	2,254	2,379
2020					72,149	71,693	75,412	86,132	90,542	97,880	2,673	2,579
2021						96,705	96,268	108,042	114,164	120,954	3,755	3,289
2022							123,985	129,796	130,487	134,126	19,843	3,492
2023								122,770	123,133	118,133	44,477	2,537
2024									113,767	112,615	69,768	1,918
2025										127,360	104,727	1,383
									Total	$922,226

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$3,478	$11,130	$17,314	$28,601	$33,734	$36,472	$38,597	$39,466	$39,924	$40,663
2017		4,412	10,286	19,818	26,834	31,766	36,672	39,833	40,137	41,824
2018			3,575	11,622	17,714	27,571	34,019	41,133	44,556	45,985
2019				4,818	12,015	24,082	38,153	51,672	61,450	67,370
2020					3,795	14,672	33,882	55,914	68,866	82,430
2021						5,639	20,405	44,663	67,334	93,039
2022							10,346	29,358	55,355	88,052
2023								7,378	23,662	45,528
2024									6,571	23,672
2025										7,235
Total										$535,798

All outstanding liabilities for the accident years presented, net of reinsurance										$386,428
All outstanding liabilities before 2016, net of reinsurance										3,608
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$390,036

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Belmont Core - Casualty	6.6%	13.8%	17.8%	21.0%	14.8%	11.8%	6.7%	1.9%	2.5%	1.8%

Belmont Non-Core

Property and Casualty Methodologies

Belmont Non-Core’s internal actuarial reserve reviews were completed for loss and ALAE separately for property excluding catastrophe experience, property catastrophes, and casualty reserve categories. The internal actuarial reserve reviews were completed with data through December 2025. Actuarial methodologies, such as the Loss Development, Expected Loss Ratio, Average Loss, and Bornhuetter-Ferguson methods, were employed to develop estimates of ultimate loss & ALAE. Additional actuarial methodologies were employed to develop estimates of ultimate loss & ALAE for mass tort reserve categories due to the unique characteristics of the exposures involved. Management’s ultimate selections considered the internal actuarial review and a third-party actuarial review completed during the fourth quarter of 2025. Case incurred is subtracted from the management selected ultimates to obtain the booked IBNR reserves. These methodologies are consistent with last year.

Belmont Non-Core includes experience for reinsurance contracts which the Company does not have direct access to claim frequency information, so claim frequency information will not be provided for Belmont Non-Core as it is not available for all the experience contained within this category.

Belmont Non-Core – Property

(Dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,				As of December 31, 2025
Accident Year	2022	2023	2024	2025	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)
2022	$44,668	$47,558	$47,765	$46,806	$1,353	8,758
2023		10,105	9,724	9,548	1,452	3,273
2024			179	167	134	176
2025				72	38	26
Total				$56,593

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)
2022	$35,635	$43,468	$45,613	$45,313
2023		7,802	8,008	8,095
2024			32	32
2025				34
Total				$53,474

All outstanding liabilities for the accident years presented, net of reinsurance				$3,119
All outstanding liabilities before 2022, net of reinsurance				34,411
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance				$37,530

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2025.

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4
Belmont Non-Core - Property	76.9%	14.2%	4.0%	1.2%

Belmont Non-Core – Casualty

(Dollars in thousands)

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR (1)	Cumulative Number of Reported Claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$33,548	$33,246	$32,042	$29,685	$30,308	$30,047	$26,130	$29,460	$29,556	$29,478	$685	—
2017		32,645	32,097	31,138	32,040	31,077	31,260	26,168	24,629	24,179	685	—
2018			29,798	30,168	31,126	34,749	35,067	34,131	35,965	42,042	648	—
2019				36,892	36,933	40,469	41,398	37,619	35,919	35,200	3,114	—
2020					55,088	56,041	57,890	53,765	53,651	51,251	9,194	—
2021						76,971	79,396	81,538	80,870	80,157	22,946	—
2022							109,182	114,189	118,123	118,487	47,431	—
2023								66,102	68,229	70,853	35,797	—
2024									4,272	4,274	2,877	—
2025										$192	(13)	—
Total										$456,113

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$4,164	$9,782	$14,495	$18,196	$19,383	$22,005	$23,539	$25,791	$27,355	$27,441
2017		2,633	7,230	11,915	18,263	20,183	21,912	22,904	23,207	23,282
2018			2,063	6,769	13,320	19,773	23,041	25,403	31,092	38,698
2019				2,406	7,814	15,271	21,877	25,553	28,016	29,883
2020					3,346	12,074	18,816	27,235	32,237	37,407
2021						4,820	11,121	23,355	37,785	47,709
2022							4,517	14,607	33,305	53,749
2023								4,000	11,077	23,458
2024									378	885
2025										140
Total										$282,652

All outstanding liabilities for the accident years presented, net of reinsurance										$173,461
All outstanding liabilities before 2016, net of reinsurance										21,138
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$194,599

(1)
Incurred-but-not-reported liabilities plus expected development on reported claims

The following is required supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
Belmont Non-Core - Casualty	14.1%	13.3%	16.7%	17.8%	8.7%	7.7%	7.0%	9.0%	2.8%	0.3%

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2025 is as follows:

Net outstanding liabilities
Belmont Core – Property	$52,717
Belmont Core – Casualty	390,036
Belmont Non-Core – Property	37,530
Belmont Non-Core – Casualty	194,599
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	674,882
Reinsurance recoverable on unpaid losses
Belmont Core – Property	1,145
Belmont Core – Casualty	7,255
Belmont Non-Core – Property	19,149
Belmont Non-Core – Casualty	33,349
Total reinsurance recoverable on unpaid losses	60,898
Other outstanding liabilities
Belmont Core
Ceded Allowance	—
Unallocated losses adjustment expenses	10,603
Loss Clearing	(610)
Belmont Non-Core
Ceded Allowance	1,488
Unallocated losses adjustment expenses	3,565
Loss Clearing	(70)
Other	(565)
Total other outstanding liabilities	14,411
Total gross liability for unpaid losses and loss adjustment expenses	$750,191

12. Leases

The Company leases office space and equipment under various operating lease arrangements. The Company’s leases have remaining lease terms ranging from 10 months to 7 years. In December 2024, the Company entered into a new lease at its principal location in Bala Cynwyd, Pennsylvania through December 31, 2032. The principal changes in terms include less square footage, lower cost per square foot, and enhanced services provided by the building manager. The ROU asset and lease liability associated with the Bala Cynwyd lease were revalued as of the effective date of the lease, resulting in a $0.9 million adjustment which reduced acquisition costs and other operating expenses on the Company's Consolidated Statements of Operations during the year ended December 31, 2024.

The components of lease expenses were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease expenses	$1,631	$2,032	$2,052
Short-term lease expenses	37	32	12
Sublease income (1)	(360)	(331)	(331)
Total lease expenses	$1,308	$1,733	$1,733

(1) In connection with the sale of the renewal rights related to the Company's manufactured and dwelling homes business in 2021, K2 is subleasing approximately one third of the Company's Scottsdale, Arizona office. The Company exercised its early termination clause in the Scottsdale, Arizona lease and expects to receive $1.8 million in sublease payments between October 2021 through October 2026.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of liabilities:
Operating leases	$1,308	$1,733	$1,852
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$158	$—

Supplemental balance sheet information related to leases was as follows:

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets.

		December 31,
(Dollars in thousands)	Classification on the consolidated balance sheets	2025	2024
Assets:
Operating lease assets	Lease right of use assets	$8,166	$9,295

Liabilities:
Operating lease liabilities	Lease liabilities	$8,331	$10,371

Weighted-average remaining lease term
Operating leases		6.1 years	4.3 years

Weighted-average discount rate
Operating leases (1)		4.5%	4.2%

(1) Represents the Company’s incremental borrowing rate at the time the leases were contracted.

At December 31, 2025, future minimum lease payments under non-cancelable operating leases were as follows:

(Dollars in thousands)	Operating Leases (1)	Expected Sublease Income
2026	$2,173	$406
2027	1,216	—
2028	1,225	—
2029	1,248	—
2030	1,272	—
Thereafter	2,614	—
Total future minimum lease payments	9,748	406
Less: amount representing interest	1,417	—
Present value of minimum lease payments	$8,331	$406

(1)
Includes future minimum lease payments of $1.2 million on leases that have been impaired because the property is no longer in use.

13. Shareholders’ Equity

Amendment of the Limited Liability Company Agreement

Effective January 16, 2025, the Company amended and restated its Second Amended and Restated Limited Liability Company Agreement (such amended and restated agreement, and as subsequently amended, the Third Amended and Restated Limited Liability Company Agreement (“LLCA”)). The LLCA incorporates certain amendments, including, the authorization of 5,000,000 class A common shares that the Board may designate as class A-2 common shares pursuant to a grant agreement, as well as establishing the rights of the class A common shares designated as class A-2 common shares.

Class A common shares designated as class A-2 common shares issuance

On March 6, 2025, Global Indemnity Group, LLC issued 550,000 class A common shares designated as class A-2 common shares to Fox Paine & Company, LLC. These shares represent an interest in the profits of the Company in excess of a threshold amount of $475.3 million which is equal to the product of (i) the volume weighted average closing sale price of a class A common share on the

New York Stock Exchange for the 30 consecutive calendar days ending on and including the grant date of March 6, 2025, which is equal to $34.67 per share, multiplied by (ii) the total number of outstanding class A and class B common shares of 13,708,199 on the grant date, subject to adjustment as set forth in the class A common shares designated as class A-2 common shares grant agreement. These shares are fully vested and non-forfeitable. The class A common shares designated as class A-2 common shares have the same voting rights as the class A common shares and are entitled to ordinary cash dividends or other regular distributions in the same manner as both the class A and class B common shares. Other than distributions made in connection with a change of control transaction, the class A common shares designated as class A-2 common shares are also entitled to receive any special dividends or distributions that may be declared by the Board in the same manner as the class A and class B common shares provided the distribution relates solely to Company profits accrued since the grant date and does not result in the reduction of the threshold amount. Unless otherwise determined by the Board and the Conflicts Committee of the Board of Directors, the class A common shares designated as class A-2 common shares may not be assigned, sold, pledged, hypothecated, transferred, or disposed of in any manner until the occurrence of a change of control transaction. Upon a change of control transaction, the holders of shares, including the class A common shares designated as class A-2 common shares shall be entitled to receive distributions, if any, from the proceeds of the sale of the Company or the Company’s assets in the following order:

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

Since Global Indemnity Group, LLC is a holding company and has no direct operations, its ability to pay distributions depends, in part, on the ability of its subsidiaries to generate income to pay dividends and interest on intercompany debt and maturities. The Company's insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Global Indemnity Investments, Inc. is dependent on generating investment income in order to pay a dividend to Global Indemnity Group, LLC. See Note 19 for additional information regarding dividend limitations imposed on the Company's insurance subsidiaries.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the year ended December 31, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
June 5, 2025	June 20, 2025	June 27, 2025	4,997
September 11, 2025	September 29, 2025	October 6, 2025	5,003
December 4, 2025	December 22, 2025	December 30, 2025	5,014
Total			$20,004

Quarterly distribution payments of $0.35 per common share were declared during the year ended December 31, 2024 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2024	March 21, 2024	March 28, 2024	$4,752
June 6, 2024	June 21, 2024	June 28, 2024	4,774
September 19, 2024	September 30, 2024	October 7, 2024	4,782
December 5, 2024	December 24, 2024	December 31, 2024	4,790
Various (1)	Various	Various	18
Total			$19,116

(1)
Represents distributions declared on unvested shares, net of forfeitures

Quarterly distribution payments of $0.25 per common share were declared during the year ended December 31, 2023 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 2, 2023	March 24, 2023	March 31, 2023	$3,410
June 1, 2023	June 23, 2023	June 30, 2023	3,375
September 28, 2023	October 9, 2023	October 16, 2023	3,385
December 7, 2023	December 22, 2023	December 29, 2023	3,385
Various (1)	Various	Various	(86)
Total			$13,469

(1)
Represents distributions declared on unvested shares, net of forfeitures

In addition, distributions of $0.4 million were paid to Global Indemnity Group, LLC’s preferred shareholder during each of the years ended December 31, 2025, 2024, and 2023.

There were no accrued distributions related to common shares as of December 31, 2025 and 2024. Accrued preferred distributions were less than $0.1 million as of December 31, 2025 and 2024 and were included in other liabilities on the consolidated balance sheets.

Repurchases and Redemptions of Global Indemnity Group, LLC’s Common Shares

Global Indemnity Group, LLC allows employees to surrender class A common shares as payment for the tax liability incurred upon the vesting of restricted stock that was issued under the Company’s share incentive plan in effect at the time of issuance. During 2024 and 2023, Global Indemnity purchased an aggregate of 16,527 and 18,860, respectively, of surrendered class A common shares from its employees for $0.5 million, and $0.6 million, respectively. Global Indemnity did not purchase any class A common shares from its employees during the year ended December 31, 2025.

On October 21, 2022, Global Indemnity Group, LLC announced it commenced a share repurchase program beginning in the fourth quarter of 2022. Global Indemnity Group, LLC's Board of Directors has authorized share repurchases of up to $135 million in aggregate under this program that expires on December 31, 2027. As of December 31, 2025, the Company’s remaining authorization to repurchase shares is $101.0 million. The timing and actual number of shares repurchased, if any, will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Under the repurchase program, repurchases may be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with Global Indemnity Group, LLC’s Insider Trading Policy, the requirements of the United States Securities and Exchange Commission, and other applicable legal requirements. The repurchase program does not obligate Global Indemnity Group, LLC to acquire any particular amount of class A common shares, and the repurchase program may be suspended or discontinued at any time at Global Indemnity Group, LLC’s discretion.

From the time of the initial announcement, a total of 1,357,082 shares were repurchased for approximately $34.0 million at an average purchase price of $25.05 per share. As a result of these transactions and certain share re-issuances, book value per share increased by $1.69 per share since inception of the share repurchase program in October 2022.

Shares purchased from employees or third parties by Global Indemnity Group, LLC are held as treasury stock and recorded at cost until formally retired by Global Indemnity Group, LLC.

No class A common shares were surrendered, repurchased, or redeemed in 2025.

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

There were no class B common shares that were surrendered, repurchased, or redeemed in 2025, 2024, or 2023.

Each class A common share has one vote and each class B common share has ten votes.

As of December 31, 2025, Global Indemnity Group, LLC’s class A common shares were held by approximately 140 shareholders of record. The Fox Paine Entities comprise the two holders of record of Global Indemnity Group, LLC’s class B common shares as of December 31, 2025. Global Indemnity Group, LLC’s preferred shares were held by 1 holder of record, Fox Paine & Company, LLC, as of December 31, 2025.

14. Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s LLCA, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.9% of the voting power of Global Indemnity Group, LLC as of December 31, 2025. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Fox Paine & Company, LLC holds 4,000 Series A Cumulative Fixed Rate Perpetual Preferred Interests ("Series A Preferred Shares") issued by Global Indemnity Group, LLC at a price of $1,000 per Series A Preferred Share, for the aggregate price of $4,000,000. While the Series A Preferred Shares are non-voting, the preferred shareholders are entitled to appoint two additional members to Global Indemnity Group, LLC’s Board of Directors whenever the “Unpaid Targeted Priority Return” with respect to the Series A Preferred Shares exceed zero immediately following six or more “Distribution Dates”, whether or not such Distribution Dates occur consecutively. Global Indemnity Group, LLC’s Board of Directors is obligated to take, and cause Global Indemnity Group, LLC’s officers to take, any necessary actions to effectuate such appointments, including expanding the size of the Board of Directors, in connection with any exercise of the foregoing provisions. Distributions of $0.4 million were paid during each of the years ended December 31, 2025, 2024, and 2023.

Pursuant to the Third Amended and Restated Management Agreement, (“Management Agreement”) dated August 28, 2020, between Global Indemnity Group, LLC and Fox Paine & Company, LLC, Global Indemnity Group, LLC agrees to pay, or to cause one of its affiliates to pay, an annual service fee (“Annual Service Fee”) as compensation for Fox Paine & Company, LLC’s ongoing provision of certain financial and strategic consulting, advisory and other services to Global Indemnity Group, LLC and its affiliates, and to reimburse all direct and indirect expenses paid or incurred in connection with such services upon request, excluding expenses for travel, lodging, meals, and other items relating to attendance at regularly scheduled meetings of the Board of Directors. The Annual Service Fee is adjusted annually to reflect the aggregate increase in the CPI-U. The current fee charged for the twelve month period beginning September 5, 2025 was $3.3 million. Should Global Indemnity Group, LLC and Fox Paine & Company, LLC agree that the Annual Service Fee will be deferred, the Annual Service Fee will become subject to an annual adjustment equal to the percentage rate of return the Company earns on its investment portfolio multiplied by the aggregate Annual Service Fees and adjustment amounts accumulated and unpaid through such date.

Management fee expense of $3.3 million, $3.2 million, and $3.1 million was incurred during the years ended December 31, 2025, 2024, and 2023, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.3 million and $2.2 million as of December 31, 2025 and 2024, respectively.

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

Advisory Fee related to Internal Reorganization

Fox Paine & Company, LLC conceived, designed, and directed the Company's successful completion of an extensive reorganization of its business in December 2024. The reorganization was designed to:

•
Establish separate, distinctly branded agency businesses for each business division (Wholesale Commercial, Vacant Express, Collectibles and Specialty Products) to strengthen branding, attract talent and deepen distribution relationships.
•
Create stand-alone business for technology (Kaleidoscope Insurance Technologies, Inc.), and claims services (Liberty Insurance Adjustment Agency, Inc.) that support Belmont Holdings and are positioned to offer services to other insurance industry participants.
•
De-stack the insurance companies within Belmont Holdings, resulting in an increased consolidated surplus and more efficient management of capital and liquidity.

On March 6, 2025, upon the recommendation of the Conflicts Committee of the Board of Directors, Global Indemnity Group, LLC’s Board of Directors (other than Joseph Brown, Chief Executive Officer of Global Indemnity Group, LLC, who recused himself due to his inherent conflict of interest in approving a compensation matter for Fox Paine) approved the issuance of 550,000 class A common shares designated as class A-2 common shares with a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash for services performed in connection with the Company’s internal corporate reorganization. Of the grant date fair value of the class A common shares designated as class A-2 common shares, $2.7 million was recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon a change of control transaction. See Note 13 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares.

Greenberg Traurig, LLP

Fred Karlinsky, Shareholder and Co-Chair of Greenberg Traurig, LLP, has been a member of Global Indemnity Group, LLC's Board of Directors since December 5, 2023. Effective January 17, 2025, Fred Karlinsky was appointed to the Audit Committee, and as a result, the Company is precluded from obtaining legal services from Greenberg Traurig, LLP. The Company did not incur any costs for legal services rendered by Greenberg Traurig, LLP during the year ended December 31, 2025. The Company incurred $0.2 million for legal services rendered by Greenberg Traurig, LLP during the year ended December 31, 2024.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of December 31, 2025, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

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

Options

Award activity for stock options granted under the Plan and the weighted average exercise price per share are summarized as follows:

	Time-Based Options	Performance- Based Options	Total Options	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2023	800,000	46,667	846,667	30.54
Options issued	—	—	—	—
Options forfeited	(600,000)	(46,667)	(646,667)	33.56
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2023	200,000	-	200,000	20.77
Options issued	550,000	—	550,000	30.73
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2024 (1)	750,000	—	750,000	28.07
Options issued (2)	50,000	—	50,000	36.25
Options forfeited	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Options purchased by the Company	—	—	—	—
Options outstanding at December 31, 2025	800,000	—	800,000	$28.58
Options exercisable at December 31, 2025	516,662	—	516,662	$27.20

(1)
Of the options outstanding, 350,000 time-based stock options were granted with a weighted average exercise price per share of $30.00. One‑third of these options vested on March 6, 2025, with the remaining two‑thirds scheduled to vest in equal installments on March 6, 2026 and March 6, 2027. The remaining 400,000 time-based options represent stock options granted to the Company's Chief Executive Officer. See discussion below under Chief Executive Officer for additional information.
(2)
These time-based options were granted to the Company's Chief Executive Officer at a strike price of $36.25 and vest on December 31, 2028. See discussion below under Chief Executive Officer for additional information.

The Company recorded $0.7 million, $1.6 million, and $0.2 million of compensation expense for stock options under the Plan during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company did not receive any proceeds from the exercise of options during 2025, 2024, or 2023 under the Plan.

Compensation expense related to options outstanding under the Plan as of December 31, 2025 is anticipated to be $0.8 million, $0.2 million, and $0.1 million in 2026, 2027, and 2028, respectively.

Option intrinsic values, which are the differences between the fair value of $28.38 at December 31, 2025 and the weighted average strike price of the option, are as follows:

	Number of Shares	Weighted Average Strike Price	Intrinsic Value
Outstanding	800,000	28.58	$1.5 Million
Exercisable	516,662	27.20	$1.5 Million
Exercised (1)	—	—	—

(1)
The intrinsic value of the exercised options is the difference between the fair market value at time of exercise and the strike price of the option.

The weighted average fair value of options granted under the Plan was $9.89 in 2025 and $5.72 in 2024 using a Black-Scholes option-pricing model and the following weighted average assumptions.

	2025	2024
Dividend yield	2.8%	2.9%
Expected volatility	31.98%	28.88%
Risk-free interest rate	4.38%	4.32%
Expected option life	5.25 years	3.0 years

There were no options granted under the Plan in 2023.

The following tables summarize the range of exercise prices of options outstanding at December 31, 2025, 2024, and 2023:

Ranges of Exercise Prices	Outstanding at December 31, 2025	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	3.8 years
$30.00 - $34.99	550,000	$30.73	3.8 years
$35.00 - $39.99	50,000	$36.25	6.0 years
Total	800,000

Ranges of Exercise Prices	Outstanding at December 31, 2024	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	4.8 years
$30.00 - $34.99	550,000	$30.73	4.8 years
Total	750,000

Ranges of Exercise Prices	Outstanding at December 31, 2023	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life
$20.00 - $24.99	200,000	$20.77	5.8 years
Total	200,000

Advisory Fee related to Internal Reorganization

See Note 13 and Note 14 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares issued to Fox Paine & Company, LLC.

Restricted Shares / Restricted Stock Units

The Plan also provides for the granting of restricted shares and restricted stock units to employees and non-employee Directors. The Company recognized compensation expense for restricted shares of $2.8 million, $3.0 million, and $2.7 million for 2025, 2024, and 2023, respectively. There is no unrecognized compensation expense for the non-vested restricted shares at December 31, 2025. The Company recognized compensation expense for restricted stock units of $0.2 million and $0.5 million for 2024 and 2023, respectively. The Company did not recognize any compensation expense for restricted stock units for 2025. There is no unrecognized compensation expense for the non-vested restricted stock units at December 31, 2025.

The following table summarizes the restricted stock grants since the 2003 inception of the original share incentive plan:

	Restricted Stock Awards
Year	Employees	Directors	Total
Inception through 2022	1,171,576	928,060	2,099,636
2023	—	91,088	91,088
2024	—	94,503	94,503
2025	—	92,640	92,640
	1,171,576	1,206,291	2,377,867

There were no non-vested restricted shares at December 31, 2025, 2024, and 2023.

The following table summarizes the restricted stock unit grants since the 2003 inception of the original share incentive plan through 2020:

Restricted Stock Unit Awards
Employees	336,736
Directors	41,667
378,403

No additional restricted stock units have been granted since 2020.

The following table summarizes the non-vested restricted stock units activity for the years ended December 31, 2025, 2024, and 2023:

	Number of Restricted Stock Units	Weighted Average Price Per Restricted Stock Unit
Non-vested Restricted Stock Units at January 1, 2023	127,838	$30.53
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(61,652)	30.43
Restricted Stock Units forfeited	(14,893)	30.18
Non-vested Restricted Stock Units at December 31, 2023	51,293	$30.75
Restricted Stock Units issued	—	—
Restricted Stock Units vested	(51,293)	30.75
Restricted Stock Units forfeited	—	—
Non-vested Restricted Stock Units at December 31, 2024 and 2025	—	$—

Upon vesting, the restricted stock units are converted to restricted class A common shares. Based on the terms of the restricted share and restricted stock unit grants, all forfeited shares revert back to the Company.

During 2025, 2024, and 2023, the Company granted 92,640, 94,503, and 91,088 class A common shares, respectively, at a weighted average grant date value of $29.80, $31.64, and $29.83 per share, respectively, to non-employee directors of the Company under the Plan. The Company previously granted 157,139 shares to a non-employee director with deferred vesting. These shares vested on January 13, 2023. All other shares granted to non-employee directors of the Company are fully vested but subject to certain restrictions.

There were no restricted class A common shares or restricted stock units granted to key employees during the years ended December 31, 2025, 2024, or 2023.

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

The Company recorded $2.1 million, $1.9 million, and $0.6 million in compensation expense during the years ended December 31, 2025, 2024, and 2023, respectively, and had $3.2 million and $2.6 million accrued as of December 31, 2025, and 2024, respectively, related to the book value rights.

Chief Executive Officer

Effective October 21, 2022, Global Indemnity Group, LLC's Board of Directors appointed Joseph W. Brown as the Company's Chief Executive Officer ("CEO"). The CEO Agreement provided for a grant of 200,000 stock options to acquire the Company's class A common shares with an exercise price equal to the closing price of the Company’s class A common shares on the date of the grant. The options vested in four equal tranches as follows: 25% on each of November 1, 2022, February 1, 2023, May 1, 2023 and August 1, 2023 and are exercisable within 7 years of the grant. The stock options are subject to the terms and conditions for stock options as reflected in the Company’s 2018 Share Incentive Plan and written option agreement.

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

17. 401(k) Plan

The Company maintains a 401(k) defined contribution plan that covers all eligible U.S. employees. Under this plan, the Company matches 100% of the first 6% contributed by an employee. Vesting on contributions made by the Company is immediate. Total expenses for the plan were $1.8 million, $1.6 million, and $1.6 million for the three years ended December 31, 2025, 2024, and 2023, respectively.

18. Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income	$25,333	$43,241	$25,429
Less: preferred stock distributions	440	440	440
Net income available to common shareholders	$24,893	$42,801	$24,989

Denominator:
Weighted average shares for basic earnings per share	14,192,310	13,635,582	13,553,168
Non-vested restricted stock units	—	—	49,616
Options	68,163	70,133	63,624
Weighted average shares for diluted earnings per share	14,260,473	13,705,715	13,666,408

Net income per share available to common shareholders
Basic	$1.75	$3.14	$1.84
Diluted	$1.75	$3.12	$1.83

The weighted average shares outstanding used to determine dilutive earnings per share for the years ended December 31, 2025 and 2024 does not include 483,338 and 550,000 options, respectively, which were deemed to be anti-dilutive. The year ended December 31, 2023 did not have any options that were deemed to be anti-dilutive.

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

The Company’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Extraordinary dividends of $100.0 million, in aggregate, were declared by the Company's insurance subsidiaries for distribution to Belmont Holdings GX, Inc. in June 2025. The dividends by the Company’s insurance subsidiaries were approved or non-disapproved by the respective departments of insurance in Pennsylvania, Indiana and Virginia in July 2025. These dividends were paid in the third quarter of 2025.

Applying the current regulatory restrictions as of December 31, 2025, the maximum amount of distributions that could be paid in 2026 without regulatory approval are as follows:

(Dollars in thousands)
Company	Maximum Distribution
Penn-Patriot Insurance Company	$4,726
Penn-America Insurance Company	3,077
Penn-Star Insurance Company	9,886
United National Insurance Company	19,320
Diamond State Insurance Company	7,310

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

Based on the standards currently adopted, the Company reported in its 2025 statutory filings that the capital and surplus of the insurance companies are above the prescribed Company Action Level RBC requirements.

The following is selected information for the Company’s insurance companies, net of intercompany eliminations, where applicable, as determined in accordance with SAP:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Statutory capital and surplus, as of end of period	$443,188	$498,531	$402,838
Statutory net income	40,841	65,865	60,976

20. Segment Information

On December 31, 2024, the Company executed an extensive internal business reorganization that marked a significant milestone, positioning the Company for growth and enhanced operational efficiency, increased statutory capital, and more efficient capital management resulting from de-stacking of the insurance companies.

As a result of this reorganization, the Company’s reportable segments are now structured under two holding companies: Katalyx Holdings and Belmont Holdings. See Note 1 for a description of these holding companies.

In the first quarter of 2025, the Company realigned its reportable segments to reflect changes in how the Company now manages its operations, reviews operating results, and allocates resources. The Company now has three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Insurance Companies - Core (“Belmont Core”) - insurance company operations for ongoing direct insurance and assumed reinsurance products written in the E&S marketplace (formerly the Penn-America segment).
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”) - insurance company operations for lines of business that have been de-emphasized or are no longer being written (formerly the Non-Core Operations segment).

The entities within the Agency and Insurance Services segment, other than Sayata and Valyn Re LLC, executed new affiliated service agreements with Belmont Holdings GX, Inc. and its insurance company subsidiaries effective January 1, 2025. As a result, there are no revenues and expenses for Agency and Insurance Services in the comparable period in 2024 or 2023.

The Company's segments are reported on a stand-alone basis. Intercompany transactions are eliminated in consolidation.

The Company analyzes the operating performance of each segment using the segment’s income (loss). Segment income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company's Chief Operating Decision Maker ("CODM"), the CEO, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below.

Each segment follows the same accounting policies used for the Company’s consolidated financial statements. For further disclosure regarding the Company’s accounting policies, please see Note 4.

The following are tabulations of business segment information for the years ended December 31, 2025, 2024, and 2023. Corporate information is included to reconcile segment data to the consolidated financial statements. Segment results for the years ended December 31, 2024 and 2023 have been recast to conform to the new reportable segments.

2025: (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$401,412	$(2,544)	$—	$398,868
Net written premiums	$—	$390,335	$(2,533)	$—	$387,802
Net earned premiums	$—	$388,379	$393	$—	$388,772
Commission and service fee income (1)	56,698	—	—	(56,294)	404
Policy and installment fee income	1,835	—	91	—	1,926
Total segment revenues	58,533	388,379	484	(56,294)	391,102
Reconciliation of revenue
Net investment income					62,664
Net realized investment gains (losses)					(3,668)
Total consolidated revenues					$450,098

Less: (2)
Net losses and loss adjustment expenses	—	230,019	(536)	(1,204)	228,279
Net commission expenses	—	134,059	566	(42,396)	92,229
Other operating expenses (3)	54,374	21,424	1,482	(12,694)	64,586
Income (loss) from segments	$4,159	$2,877	$(1,028)	$—	$6,008

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					62,664
Net realized investment gains (losses)					(3,668)
Corporate expenses					(31,706)
Income before income taxes					33,298
Income tax expense					(7,965)
Net income					$25,333

Segment assets	$42,849	$146,598	$77,813	$(16,509)	$250,751
Corporate assets					1,470,011
Total assets					$1,720,762

(1)
Consists of intersegment revenues of $56.3 million, which are eliminated in consolidation, and third party commission and service fee income of $0.4 million in 2025.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

2024: (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$399,976	$(10,218)	$—	$389,758
Net written premiums	$—	$389,582	$(10,392)	$—	$379,190
Net earned premiums	$—	$369,806	$7,186	$—	$376,992
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	1,336	29	—	1,365
Total segment revenues	—	371,142	7,215	—	378,357
Reconciliation of revenue
Net investment income					62,375
Net realized investment gains (losses)					455
Total consolidated revenues					$441,187

Less: (1)
Net losses and loss adjustment expenses	—	210,293	2,897	—	213,190
Net commission expenses	—	86,863	2,712	—	89,575
Other operating expenses (2)	—	54,270	3,500	—	57,770
Income (loss) from segments	$—	$19,716	$(1,894)	$—	$17,822

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					62,375
Net realized investment gains (losses)					455
Corporate expenses					(25,696)
Income before income taxes					54,956
Income tax expense					(11,715)
Net income					$43,241

Segment assets	$—	$167,909	$95,670	$—	$263,579
Corporate assets					1,467,674
Total assets					$1,731,253

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

2023: (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$369,660	$46,737	$—	$416,397
Net written premiums	$—	$356,796	$42,523	$—	$399,319
Net earned premiums	$—	$354,518	$118,839	$—	$473,357
Commission and service fee income	—	—	—	—	—
Policy and installment fee income	—	1,257	178	—	1,435
Total segment revenues	—	355,775	119,017	—	474,792
Reconciliation of revenue
Net investment income					55,444
Net realized investment gains (losses)					(2,107)
Total consolidated revenues					$528,129

Less: (1)
Net losses and loss adjustment expenses	—	233,239	55,914	—	289,153
Net commission expenses	—	81,691	36,580	—	118,271
Other operating expenses (2)	—	52,464	11,882	—	64,346
Income (loss) from segments	$—	$(11,619)	$14,641	$—	$3,022

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					55,444
Net realized investment gains (losses)					(2,107)
Corporate expenses					(23,383)
Income before income taxes					32,976
Income tax expense					(7,547)
Net income					$25,429

Segment assets	$—	$154,950	$139,601	$—	$294,551
Corporate assets					1,435,025
Total assets					$1,729,576

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

21. New Accounting Pronouncements

Accounting Standard Adopted in 2025

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this guidance in its 2025 Annual Report on Form 10-K on a retrospective basis. Since the new guidance only requires additional disclosures, the adoption of this new accounting guidance did not have an impact on the Company's financial condition, results of operations, or cash flows.

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

22. Subsequent Events

Distribution

On March 5, 2026, the Board of Directors approved a dividend of $0.35 per common share payable on March 30, 2026 to all shareholders of record as of the close of business on March 20, 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Sayata, acquired in 2025, which is included in the Company's consolidated financial statements and represented less than 1% of total assets as of December 31, 2025 and less than 1% of total revenues for the year ended December 31, 2025.

Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

Ernst & Young, LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 117.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Indemnity Group, LLC

Opinion on Internal Control Over Financial Reporting

We have audited Global Indemnity Group, LLC’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Global Indemnity Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sayata US Insurance Services, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted less than 1% of total assets, as of December 31, 2025 and less than 1% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sayata US Insurance Services, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 10, 2026 expressed an unqualified opinion thereon.

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

March 10, 2026

Item 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders to be filed with the United States Securities and Exchange Commission "SEC" within 120 days of the fiscal year ended December 31, 2025 (“2026 Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all of the directors, officers and employees of Global Indemnity and its subsidiaries. A copy of the Company's Corporate Governance Guidelines and Code of Business Conduct and Ethics is available on the Company's website at www.gbli.com. Within the time period specified, and to the extent required, by the SEC and the Nasdaq listing rules, the Company will post on its website any amendment to its Corporate Governance Guidelines and Code of Business Conduct and Ethics and any waiver applicable to its executive officers, including the Company's principal executive officer, principal financial officer and principal accounting officer, or its Board.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, the Company’s 2026 Proxy Statement.

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

The following documents are filed as part of this report:

(a)(1) The Financial Statements listed in the accompanying index on page 64 are filed as part of this report.

(a)(2) The Financial Statement Schedules listed in the accompanying index on page 64 are filed as part of this report.

Exhibit No.	Description

3.1	Share Designation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated August 28, 2020 (File No. 001-34809)).

3.2

Third Amended and Restated LLC Agreement of Global Indemnity Group, LLC (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12B dated January 16, 2025 (File no. 001-34809)).

3.3

Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Global Indemnity Group, LLC (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025 (File No. 001-34809)).

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

10.27

Class A-2 Common Share Grant Agreement, dated as of March 6, 2025, between Global Indemnity Group, LLC and Fox Paine & Company, LLC (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2024 (File No. 001-34809)).

10.28*+	Form of Option Award Agreement (2024 Grants)

10.29*+	Form of Option Awards Agreement

10.30*+	Belmont Holdings GX, Inc. Book Value Rights Plan – Performance and Form of Notice of Book Value Rights Grant

19.1+	Global Indemnity Group, LLC Insider Trading Policy.

21.1+	List of Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Clawback Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed or furnished herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, Global Indemnity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC

By:	/s/ Joseph W. Brown
Name:	Joseph W. Brown
Title:	Chief Executive Officer
Date:	March 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 10, 2026.

SIGNATURE	TITLE

/s/ Saul A. Fox	Chairman
Saul A. Fox

/s/ Joseph W. Brown	Chief Executive Officer and Director (Principal Executive Officer)
Joseph W. Brown

/s/ Brian J. Riley	Chief Financial Officer (Principal Financial and Accounting Officer)
Brian J. Riley

/s/ Seth J. Gersch	Director
Seth J. Gersch

/s/ Fred E. Karlinsky	Director
Fred E. Karlinsky

/s/ Bruce R. Lederman	Director
Bruce R. Lederman

/s/ Thomas M. McGeehan	Director
Thomas M. McGeehan

/s/ Jason C. Murgio	Director
Jason C. Murgio

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS

IN RELATED PARTIES

(In thousands)

	As of December 31, 2025
	Cost *	Value	Amount Included in the Balance Sheet
Type of Investment:
Fixed maturities:
United States government and government agencies and authorities	$640,533	$640,629	$640,629
States, municipalities, and political subdivisions	14,515	14,165	14,165
Mortgage-backed and asset-backed securities	397,793	393,156	393,156
Public utilities	9,028	8,892	8,892
All other corporate bonds	268,441	268,660	268,660
Total fixed maturities	1,330,310	1,325,502	1,325,502
Equity securities:
Public utilities	—	—	—
Industrial and miscellaneous	33,673	33,673	33,673
Total equity securities	33,673	33,673	33,673
Other long-term investments	17,097	17,097	17,097
Total investments	$1,381,080	$1,376,272	$1,376,272

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

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant

(Parent Only)

Balance Sheets

(Dollars in thousands, except share data)

ASSETS	December 31, 2025	December 31, 2024
Fixed maturities, at fair value (amortized cost: $11,113 and $67,528; net of allowance for expected credit losses of: $0 at December 31, 2025 and 2024)	$10,680	$66,824
Equity securities, at fair value	496	483
Other invested assets	9,333	17,903
Total investments	20,509	85,210
Cash and cash equivalents	3,182	110
Intercompany note receivable (1)	69,400	69,400
Interest receivable – affiliates	8	633
Equity in unconsolidated subsidiaries (1)	612,017	576,394
Due to affiliates (1)	1,524	—
Other assets	299	388
Total assets	$706,939	$732,135
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (1)	$—	$42,919
Other liabilities	349	67
Total liabilities	349	42,986
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 11,844,995 and 11,202,355, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class A common shares outstanding: 10,557,227 and 9,914,587, respectively, (inclusive of class A common shares designated as class A-2 common shares of 550,000 and 0, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	465,720	459,578
Accumulated other comprehensive income (loss), net of tax	(4,000)	(10,410)
Retained earnings	273,562	268,673
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders' equity	706,590	689,149
Total liabilities and shareholders’ equity	$706,939	$732,135

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE II – Condensed Financial Information of Registrant (continued)

(Parent Only)

Statement of Operations and Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Net investment income	$2,081	$4,067	$6,141
Intercompany interest income (1)	2,984	880	874
Net realized investment gains (losses)	(58)	14	(416)
Total revenues	5,007	4,961	6,599
Expenses:
Corporate expenses	3,659	1,015	601
Income before equity in earnings of unconsolidated subsidiaries	1,348	3,946	5,998
Equity in earnings of unconsolidated subsidiaries (1)	23,985	39,295	19,431
Net income	25,333	43,241	25,429
Other comprehensive income, net of tax:
Unrealized holdings gain arising during the period	200	973	1,287
Equity in other comprehensive income of unconsolidated subsidiaries (1)	6,139	11,446	18,703
Recognition of previously unrealized holding losses	71	34	205
Other comprehensive income, net of tax	6,410	12,453	20,195
Comprehensive income, net of tax	$31,743	$55,694	$45,624

(1)
This item has been eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

Condensed Financial Information of Registrant – (continued)

(Parent Only)

Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$7,544	$7,124	$4,388
Cash flows from investing activities:
Proceeds from sale of fixed maturities	18,299	709	17,226
Proceeds from sale of equity securities	—	—	1,158
Proceeds from maturity of fixed maturities	66,567	91,213	240
Proceeds from other invested assets	8,570	8,113	—
Purchases of fixed maturities	(28,964)	(86,731)	(271)
Purchases of equity securities	—	—	(111)
Capital contribution to subsidiary	(48,500)	—	—
Net cash provided by investing activities	15,972	13,304	18,242
Cash flows from financing activities:
Distributions paid to common shareholders	(20,004)	(19,389)	(14,248)
Distributions paid to preferred shareholders	(440)	(440)	(440)
Purchase of class A common shares	—	(529)	(12,677)
Net cash used in financing activities	(20,444)	(20,358)	(27,365)
Net change in cash and equivalents	3,072	70	(4,735)
Cash and cash equivalents at beginning of period	110	40	4,775
Cash and cash equivalents at end of period	$3,182	$110	$40

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
•
Global Indemnity Group, LLC’s capital contribution of $43 million to Katalyx Holdings LLC effective on December 31, 2024 was settled in February of 2025.

All of these transactions are eliminated in the Company’s Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements included in Item 8.

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims And Loss Expenses	Unearned Premiums	Other Policy and Benefits Payable
At December 31, 2025:
Belmont Core	$41,164	$461,146	$182,629	$—
Belmont Non-Core	19	289,045	99	—
At December 31, 2024:
Belmont Core	$40,091	$445,186	$180,310	$—
Belmont Non-Core	1,045	355,205	3,101	—
At December 31, 2023:
Belmont Core	$34,908	$408,720	$161,135	$—
Belmont Non-Core	7,537	441,879	21,717	—

Segment	Premium Revenue	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Net Written Premium
For the year ended December 31, 2025:
Belmont Core	$388,379	$230,019	$89,241	$390,335
Belmont Non-Core	393	(536)	479	(2,533)
Elimination	—	(1,204)	—	—
Total	$388,772	$228,279	$89,720	$387,802
For the year ended December 31, 2024:
Belmont Core	$369,806	$210,293	$84,691	$389,582
Belmont Non-Core	7,186	2,897	2,944	(10,392)
Total	$376,992	$213,190	$87,635	$379,190
For the year ended December 31, 2023:
Belmont Core	$354,518	$233,239	$80,226	$356,796
Belmont Non-Core	118,839	55,914	40,657	42,523
Total	$473,357	$289,153	$120,883	$399,319

Unallocated Corporate Items	Net Investment Income	Corporate Expenses
For the year ended December 31, 2025:	$62,664	$31,706
For the year ended December 31, 2024:	62,375	25,696
For the year ended December 31, 2023:	55,444	23,383

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE IV -- REINSURANCE

EARNED PREMIUMS

(Dollars in thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2025:
Property & Liability Insurance	$359,146	$10,780	$40,406	$388,772	10.4%
For the year ended December 31, 2024:
Property & Liability Insurance	$354,747	$12,206	$34,451	$376,992	9.1%
For the year ended December 31, 2023:
Property & Liability Insurance	$376,288	$29,542	$126,611	$473,357	26.7%

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Period
For the year ended December 31, 2025:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,530	$110	$—	$—	$3,640
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	(7,504)	—	—	1,488
For the year ended December 31, 2024:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$4,796	$(1,266)	$—	$—	$3,530
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992
For the year ended December 31, 2023:
Investment asset valuation reserves:
Mortgage loans	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$3,322	$1,474	$—	$—	$4,796
Deferred tax asset valuation allowance	—	—	—	—	—
Reinsurance receivables	8,992	—	—	—	8,992

GLOBAL INDEMNITY GROUP, LLC

SCHEDULE VI -- SUPPLEMENTARY INFORMATION FOR PROPERTY CASUALTY UNDERWRITERS

(Dollars in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount If Any Deducted	Unearned Premiums
Consolidated Property & Casualty Entities:
As of December 31, 2025	$41,183	$750,191	$—	$182,728
As of December 31, 2024	41,136	800,391	—	183,411
As of December 31, 2023	42,445	850,599	—	182,852

	Earned	Net Investment	Claims and Claim Adjustment Expense Incurred Related To		Amortization Of Deferred Policy	Paid Claims and Claim Adjustment	Premiums
	Premiums	Income	Current Year	Prior Year	Acquisition Costs	Expenses	Written
Consolidated Property & Casualty Entities:
For the year ended December 31, 2025:	$388,772	$62,664	$219,218	$9,061	$89,720	$278,623	$387,802
For the year ended December 31, 2024:	376,992	62,375	213,118	72	87,635	251,323	379,190
For the year ended December 31, 2023:	473,357	55,444	279,609	9,544	120,883	270,766	399,319

Note: All of the Company's insurance subsidiaries are 100% owned and consolidated.