Form 10-Q
period 2026-03-31
Global Indemnity Group, LLC
filed 2026-05-05
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 5, 2026, the registrant had outstanding 10,815,515 class A common shares (including 780,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,331,715 and $1,330,310; net of allowance for expected credit losses of $0 at March 31, 2026 and December 31, 2025)	$1,323,562	$1,325,502
Equity securities, at fair value	26,409	33,673
Other invested assets	10,183	17,097
Total investments	1,360,154	1,376,272
Cash and cash equivalents	34,830	65,542
Premium receivables, net of allowance for expected credit losses of $3,687 at March 31, 2026 and $3,640 at December 31, 2025	71,411	66,969
Reinsurance receivables, net of allowance for expected credit losses of $1,488 at March 31, 2026 and December 31, 2025	64,416	62,595
Funds held by ceding insurers	21,979	22,114
Deferred income taxes	21,818	20,076
Deferred acquisition costs	40,226	41,183
Intangible assets	16,729	16,845
Goodwill	4,820	4,820
Prepaid reinsurance premiums	4,196	3,607
Income tax receivable	—	2,617
Lease right of use assets	7,806	8,166
Other assets	31,731	29,956
Total assets	$1,680,116	$1,720,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$747,143	$750,191
Unearned premiums	177,530	182,728
Reinsurance balances payable	3,098	1,860
Payable for securities	4,467	21,594
Contingent commissions	2,828	7,159
Income tax payable	196	—
Lease liabilities	7,902	8,331
Other liabilities	32,842	42,309
Total liabilities	$976,006	$1,014,172
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 12,103,283 and 11,844,995, respectively, (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class A common shares outstanding: 10,815,515 and 10,557,227, respectively (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	466,723	465,720
Accumulated other comprehensive income (loss), net of tax	(6,596)	(4,000)
Retained earnings	272,675	273,562
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	704,110	706,590
Total liabilities and shareholders’ equity	$1,680,116	$1,720,762

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended March 31,
	2026	2025
Revenues:
Gross written premiums	$96,450	$98,675
Ceded written premiums	(3,882)	(2,811)
Net written premiums	92,568	95,864
Change in net unearned premiums	5,787	(2,548)
Net earned premiums	98,355	93,316
Net investment income	12,218	14,782
Net realized investment gains (losses)	(2,243)	136
Other income	847	417
Total revenues	109,177	108,651

Losses and Expenses:
Net losses and loss adjustment expenses	53,861	66,738
Acquisition costs and other operating expenses	40,763	37,507
Corporate expenses	9,038	9,500
Income (loss) before income taxes	5,515	(5,094)
Income tax expense (benefit)	1,269	(1,105)
Net income (loss)	$4,246	$(3,989)
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$4,136	$(4,099)

Per share data:
Net income (loss) available to common shareholders (1)
Basic	$0.29	$(0.30)
Diluted	$0.29	$(0.30)
Weighted-average number of shares outstanding
Basic	14,351,153	13,867,271
Diluted	14,405,235	13,867,271
Cash distributions declared per common share	$0.35	$0.35
(1)
For the quarter ended March 31, 2025, “weighted average shares outstanding - basic” was used to calculate “diluted earnings per share” due to a net loss for the period.

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2026	2025
Net income (loss)	$4,246	$(3,989)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(2,622)	3,571
Reclassification adjustment for gains included in net income (loss)	(15)	(10)
Unrealized foreign currency translation gains (losses)	41	(64)
Other comprehensive income (loss), net of tax	(2,596)	3,497

Comprehensive income (loss), net of tax	$1,650	$(492)

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended March 31,
	2026	2025
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	11,844,995	11,202,355
Common shares designated as class A-2 common shares issued under share incentive plans	230,000	550,000
Common shares issued to directors	28,288	16,489
Number at end of period	12,103,283	11,768,844
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$465,720	$459,578
Share compensation plans	1,003	3,494
Balance at end of period	$466,723	$463,072
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(4,000)	$(10,410)
Other comprehensive income:
Change in unrealized holding gains	(2,637)	3,561
Unrealized foreign currency translation gains (losses)	41	(64)
Other comprehensive income	(2,596)	3,497
Balance at end of period	$(6,596)	$(6,913)
Retained earnings:
Balance at beginning of period	$273,562	$268,673
Net income (loss)	4,246	(3,989)
Preferred share distributions	(110)	(110)
Distributions to shareholders ($0.35 per share per quarter in 2026 and 2025)	(5,023)	(4,990)
Balance at end of period	$272,675	$259,584
Number of treasury shares:
Number at beginning and end of period	1,287,768	1,287,768
Treasury shares, at cost:
Balance at beginning and end of period	$(32,692)	$(32,692)
Total shareholders’ equity	$704,110	$687,051

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Quarters Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,246	$(3,989)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization and depreciation	1,588	1,443
Restricted stock and stock option expense	1,003	3,494
Deferred income taxes	(1,045)	(1,326)
Amortization of bond premium and discount, net	(844)	10,555
Net realized investment losses (gains)	2,243	(136)
Loss from equity method investments, net of distributions	1,962	239
Changes in:
Premium receivables, net	(4,442)	7,244
Reinsurance receivables, net	(1,821)	(2,687)
Funds held by ceding insurers	188	5,025
Unpaid losses and loss adjustment expenses	(3,048)	(5,543)
Unearned premiums	(5,198)	2,665
Reinsurance balances payable	1,238	(5,395)
Other assets and liabilities	(12,784)	(5,303)
Contingent commissions	(4,331)	(3,440)
Income tax receivable / payable	2,813	220
Deferred acquisition costs	957	(553)
Prepaid reinsurance premiums	(589)	(116)
Net cash provided by (used for) operating activities	(17,864)	2,397
Cash flows from investing activities:
Proceeds from sale of fixed maturities	73,231	39,984
Proceeds from sale of equity securities	3,550	—
Proceeds from maturity of fixed maturities	623,075	705,938
Proceeds from maturity of preferred stock	1,450	—
Proceeds from other invested assets	4,952	5,259
Purchases of fixed maturities	(713,973)	(684,341)
Net cash provided by (used for) investing activities	(7,715)	66,840
Cash flows from financing activities:
Distributions paid to common shareholders	(5,023)	(4,990)
Distributions paid to preferred shareholders	(110)	(110)
Net cash used for financing activities	(5,133)	(5,100)
Net change in cash and cash equivalents	(30,712)	64,137
Cash and cash equivalents at beginning of period	65,542	17,009
Cash and cash equivalents at end of period	$34,830	$81,146
Supplemental disclosure of cash flow information:
Income tax refunds received	$501	—
Interest paid	—	—

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”) is a Delaware limited liability company. As of March 31, 2026, Global Indemnity Group, LLC’s class A common shares (excluding the 780,000 class A common shares designated as class A-2 common shares) are publicly traded on the Nasdaq Global Select Market under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters ended March 31, 2026 and 2025 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2026
Fixed maturities:
U.S. treasuries	$675,406	$—	$22	$(165)	$675,263
Obligations of states and political subdivisions	14,493	—	—	(384)	14,109
Mortgage-backed securities	198,081	—	1,112	(3,510)	195,683
Asset-backed securities	148,969	—	838	(3,828)	145,979
Commercial mortgage-backed securities	56,197	—	400	(1,457)	55,140
Corporate bonds	169,967	—	343	(980)	169,330
Foreign corporate bonds	68,602	—	192	(736)	68,058
Total fixed maturities	$1,331,715	$—	$2,907	$(11,060)	$1,323,562

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2025
Fixed maturities:
U.S. treasuries	$640,533	$—	$216	$(120)	$640,629
Obligations of states and political subdivisions	14,515	—	—	(350)	14,165
Mortgage-backed securities	199,901	—	2,610	(3,451)	199,060
Asset-backed securities	139,690	—	1,227	(3,649)	137,268
Commercial mortgage-backed securities	58,202	—	89	(1,463)	56,828
Corporate bonds	198,970	—	1,090	(867)	199,193
Foreign corporate bonds	78,499	—	425	(565)	78,359
Total fixed maturities	$1,330,310	$—	$5,657	$(10,465)	$1,325,502

As of March 31, 2026 and December 31, 2025, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Common stock	$15,259	$21,006
Preferred stock	11,150	12,667
Total	$26,409	$33,673

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt securities or equity investments in a single issuer in excess of 2.7% of shareholders' equity at March 31, 2026 and December 31, 2025, respectively.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$818,421	$818,354
Due in one year through five years	98,157	97,281
Due in five years through ten years	2,930	2,818
Due after ten years	8,960	8,307
Mortgage-backed securities	198,081	195,683
Asset-backed securities	148,969	145,979
Commercial mortgage-backed securities	56,197	55,140
Total	$1,331,715	$1,323,562

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of March 31, 2026. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$398,716	$(56)	$7,652	$(109)	$406,368	$(165)
Obligations of states and political subdivisions	1,450	—	12,660	(384)	14,110	(384)
Mortgage-backed securities	43,065	(771)	23,099	(2,739)	66,164	(3,510)
Asset-backed securities	49,616	(1,982)	30,351	(1,846)	79,967	(3,828)
Commercial mortgage-backed securities	10,838	(65)	31,862	(1,392)	42,700	(1,457)
Corporate bonds	31,341	(107)	38,166	(873)	69,507	(980)
Foreign corporate bonds	4,626	(43)	19,787	(693)	24,413	(736)
Total fixed maturities	$539,652	$(3,024)	$163,577	$(8,036)	$703,229	$(11,060)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of March 31, 2026 and December 31, 2025 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $4.0 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of March 31, 2026, gross unrealized losses related to U.S. treasuries were $0.165 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of March 31, 2026, gross unrealized losses related to obligations of states and political subdivisions were $0.384 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of March 31, 2026, gross unrealized losses related to mortgage-backed securities were $3.510 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of March 31, 2026, gross unrealized losses related to asset backed securities were $3.828 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 34.6. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of March 31, 2026, gross unrealized losses related to the CMBS portfolio were $1.457 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 40.8. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of March 31, 2026, gross unrealized losses related to corporate bonds were $0.980 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of March 31, 2026, gross unrealized losses related to foreign bonds were $0.736 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Net unrealized gains (losses) from:
Fixed maturities	$(8,153)	$(4,808)
Foreign currency fluctuations	(88)	(140)
Deferred taxes	1,645	948
Accumulated other comprehensive income (loss), net of tax	$(6,596)	$(4,000)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters ended March 31, 2026 and 2025:

Quarter Ended March 31, 2026 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(3,889)	$(111)	$(4,000)
Other comprehensive income before reclassification, before tax	(3,324)	52	(3,272)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(21)	—	(21)
Other comprehensive income (loss), before tax	(3,345)	52	(3,293)
Income tax benefit (expense)	708	(11)	697
Ending balance, net of tax	$(6,526)	$(70)	$(6,596)

Quarter Ended March 31, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income (loss) before reclassification, before tax	4,477	(81)	4,396
Amounts reclassified from accumulated other comprehensive income (loss), before tax	(13)	—	(13)
Other comprehensive income (loss), before tax	4,464	(81)	4,383
Income tax benefit (expense)	(903)	17	(886)
Ending balance, net of tax	$(6,644)	$(269)	$(6,913)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters ended March 31, 2026 and 2025 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2026	2025
Unrealized gains and losses on available for sale securities	Other net realized investment gains	$(21)	$(13)
	Income tax expense	6	3
	Total reclassifications, net of tax	$(15)	$(10)

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2026 and 2025 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Fixed maturities:
Gross realized gains	$24	$14
Gross realized losses	(3)	(1)
Net realized gains (losses)	21	13
Equity securities:
Gross realized gains	5	123
Gross realized losses	(2,269)	—
Net realized gains (losses)	(2,264)	123
Total net realized investment gains (losses)	$(2,243)	$136

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of March 31, 2026 and 2025:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Net gains (losses) recognized during the period on equity securities	$(2,264)	$123
Less: net gains (losses) recognized during the period on equity securities sold during the period	(1,075)	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$(1,189)	$123

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the quarters ended March 31, 2026 and 2025 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Fixed maturities	$73,231	$39,984
Equity securities	3,550	—

Net Investment Income

The sources of net investment income for the quarters ended March 31, 2026 and 2025 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Fixed maturities	$13,766	$14,387
Equity securities	587	116
Cash and cash equivalents	376	856
Other invested assets	(1,962)	(86)
Total investment income	12,767	15,273
Investment expense	(549)	(491)
Net investment income	$12,218	$14,782

The Company’s total investment return on a pre-tax basis for the quarters ended March 31, 2026 and 2025 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Net investment income	$12,218	$14,782
Net realized investment gains (losses)	(2,243)	136
Change in unrealized holding gains (losses)	(3,293)	4,383
Net realized and unrealized investment returns	(5,536)	4,519
Total investment return	$6,682	$19,301
Total investment return % (1)	0.5%	1.3%
Average investment portfolio (2)	$1,405,369	$1,436,218

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of March 31, 2026 and December 31, 2025, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of March 31, 2026 and December 31, 2025:

	Estimated Fair Value
(Dollars in thousands)	March 31, 2026	December 31, 2025
On deposit with governmental authorities	$19,812	$19,919
Held in trust pursuant to assumed reinsurance contracts	106,723	105,756
Total (1)	$126,535	$125,675

(1)
Includes cash and cash equivalents of $3.8 million and $5.8 million at March 31, 2026 and December 31, 2025, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $10.2 million and $17.1 million as of March 31, 2026 and December 31, 2025. These investments are accounted for under the equity method. The Company has a variable interest in two of these limited partnership investments (each with an ownership interest exceeding 3%), for which it is not the primary beneficiary.

The carrying value of one of the Company’s VIEs, the European Non-Performing Loan Fund, LP, which invests in distressed securities and assets, was $1.6 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s maximum loss exposure from this VIE, which factors in future funding commitments of $11.2 million, was $12.9 million as of March 31, 2026 and December 31, 2025, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum loss exposure of a second VIE, the Mortgage Debt Fund, LP, which invests in Real Estate Investment Trust (“REIT”) qualifying assets was $6.1 million and $6.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of March 31, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$675,263	$—	$—	$675,263
Obligations of states and political subdivisions	—	14,109	—	14,109
Mortgage-backed securities	—	195,683	—	195,683
Commercial mortgage-backed securities	—	55,140	—	55,140
Asset-backed securities	—	145,979	—	145,979
Corporate bonds	—	169,330	—	169,330
Foreign corporate bonds	—	68,058	—	68,058
Total fixed maturities	675,263	648,299	—	1,323,562
Equity securities	15,259	11,150	—	26,409
Total assets measured at fair value	$690,522	$659,449	$—	$1,349,971

	Fair Value Measurements
As of December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$640,629	$—	$—	$640,629
Obligations of states and political subdivisions	—	14,165	—	14,165
Mortgage-backed securities	—	199,060	—	199,060
Commercial mortgage-backed securities	—	56,828	—	56,828
Asset-backed securities	—	137,268	—	137,268
Corporate bonds	—	199,193	—	199,193
Foreign corporate bonds	—	78,359	—	78,359
Total fixed maturities	640,629	684,873	—	1,325,502
Equity securities	21,006	12,667	—	33,673
Total assets measured at fair value	$661,635	$697,540	$—	$1,359,175

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

Financial Instruments not Carried at Fair Value

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The Company uses the equity method to account for investments in limited partnerships, which requires that its cost basis be updated to account for the income or loss earned on the investment. These investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment loss associated with the limited partnerships is reflected in the consolidated statements of operations in the amounts of $2.0 million and $0.1 million for the quarters ended March 31, 2026 and 2025, respectively. This investment loss of $2.0 million was attributable to the decline in market value in one of the Company's limited partnership investments during the first quarter of 2026.

The following table provides the carrying value and future funding commitments related to these investments at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Future Funding Commitment	Carrying Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$1,639	$11,214	$1,728	$11,214
Mortgage Debt Fund, LP (2)	6,126	—	6,036	—
Global Debt Fund, LP (3)	2,418	—	9,333	—
Total	$10,183	$11,214	$17,097	$11,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of March 31, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.9 million and $4.4 million were received during the quarters ended March 31, 2026 and 2025, respectively.

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

During the quarters ended March 31, 2026 and 2025, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters ended March 31, 2026 and 2025:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$3,640	$3,530
Current period provision for expected credit losses	93	(13)
Write-offs	(46)	(42)
Ending balance	$3,687	$3,475

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $1.5 million at March 31, 2026 and December 31, 2025.

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

The Company conducts business in the United States where the statutory income tax rate is 21% and performs certain functions in Ireland where the statutory income tax rate is 12.5% on trading income, and in Israel, where the statutory income tax rate is 23%. The statutory income tax rate of each country is applied against the expected annual taxable income of the Company in each country to estimate the annual income tax expense.

The Company uses the estimated annual effective tax rate method for calculating its interim tax provision. These rates are revised, if necessary, at the end of each successive interim period to reflect current estimates of the annual effective tax rates.

The effective tax rate was 23.0% for the quarter ended March 31, 2026. The effective tax rate is higher than the statutory tax rate of 21% primarily due to state income taxes and non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

The effective tax rate was 21.7% for the quarter ended March 31, 2025. The effective tax rate is higher than the statutory tax rate of 21% primarily due to non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of period	$750,191	$800,391
Less: ceded reinsurance receivables	60,898	60,754
Net balance at beginning of period	689,293	739,637
Net losses and loss adjustment expenses related to:
Current year	53,861	66,735
Prior years	—	3
Total net losses and loss adjustment expenses	53,861	66,738
Paid net losses and loss adjustment expenses related to:
Current year	10,491	17,991
Prior years	48,309	56,267
Total paid net losses and loss adjustment expenses	58,800	74,258
Net balance at end of period	684,354	732,117
Plus: ceded reinsurance receivables	62,789	62,731
Balance at end of period	$747,143	$794,848

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

7. Share-Based Compensation Plans

Options

The Company granted 50,000 time-based stock options during each of the quarters ended March 31, 2026 and 2025 at an exercise price of $28.74 and $36.25 per share, respectively, and both stock option grants will vest on December 31, 2028. No unvested stock options were forfeited during the quarters ended March 31, 2026 or 2025.

Restricted Shares

During the quarters ended March 31, 2026 and 2025, the Company granted 28,288 and 16,489 class A common shares, respectively, at a weighted average grant date value of $28.19 and $35.09 per share, respectively, to non-employee directors of the Company under the Global Indemnity Group, LLC 2023 Share Incentive Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Class A Common Shares Designated as Class A-2 Common Shares

The Company granted 230,000 non-vested class A common shares designated as class A-2 common shares to officers and a director of the Company during the quarter ended March 31, 2026. These shares represent an interest in the profits of the Company in excess of a threshold amount of $391.2 million. These shares vest solely upon the occurrence of a change of control subject to continued service and have an aggregate grant date fair value of $2.4 million. Compensation expense of $2.4 million will be recognized only upon the occurrence of a change of control. No compensation cost was recognized during the quarter ended March 31, 2026.

The Company granted 550,000 class A common shares designated as class A-2 common shares with a threshold amount of $475.3 million to Fox Paine & Company, LLC during the quarter ended March 31, 2025. These shares have a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash. Of the grant date fair value, $2.7 million was recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon the occurrence of a change of control transaction. See Note 8 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares issued to Fox Paine & Company, LLC.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for additional information on class A common shares designated as class A-2 common shares.

8. Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), as amended, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.4% of the voting power of Global Indemnity Group, LLC as of March 31, 2026. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended March 31, 2026 and 2025. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $1.4 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of March 31, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

Other Commitments

The Company is party to a Management Agreement, as amended, with Fox Paine & Company, LLC, whereby in connection with certain management services provided to it by Fox Paine & Company, LLC, the Company agreed to pay an annual management fee to Fox Paine & Company, LLC. See Note 8 above for additional information pertaining to this management agreement.

10. Shareholders' Equity

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarters ended March 31, 2026 and 2025. As of March 31, 2026, the Company’s remaining authorization to repurchase shares is $101.0 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the quarter ended March 31, 2026 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 5, 2026	March 20, 2026	March 30, 2026	$5,023
Total			$5,023

Quarterly distribution payments of $0.35 per common share were declared during the quarter ended March 31, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
Total			$4,990

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended March 31, 2026 and 2025.

There were no accrued distributions related to common shares as of March 31, 2026 and December 31, 2025. Accrued preferred distributions were less than $0.1 million as of both March 31, 2026 and December 31, 2025 and were included in other liabilities on the consolidated balance sheets.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on the Company’s distribution program.

11. Earnings Per Share

Earnings per share was computed using the weighted average number of common shares and common share equivalents outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended March 31,
(Dollars in thousands, except share and per share data)	2026	2025
Numerator:
Net income (loss)	$4,246	$(3,989)
Less: preferred stock distributions	110	110
Net income (loss) available to common shareholders	$4,136	$(4,099)

Denominator:
Weighted average shares for basic earnings per share	14,351,153	13,867,271
Options	54,082	—
Weighted average shares for diluted earnings per share	14,405,235	13,867,271

Net income (loss) per share available to common shareholders (1)
Basic	$0.29	$(0.30)
Diluted	$0.29	$(0.30)

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

The weighted average shares used to compute basic and diluted earnings per share for the quarter ended March 31, 2026 do not include 230,000 non-vested class A common shares designated as class A-2 common shares. Holders of these shares are not entitled to distributions or participation in earnings prior to vesting and therefore are excluded from basic earnings per share. In addition, these shares vest only upon the occurrence of a change of control transaction subject to continued service. Because no change of control occurred during the quarter ended March 31, 2026, the vesting contingency was not satisfied and the shares were excluded from diluted earnings per share. Additionally, the weighted average shares outstanding used to determine dilutive earnings per share does not include options of 650,000 and 166,669 for the quarters ended March 31, 2026 and 2025, respectively, which were deemed to be anti-dilutive.

12. Segment Information

The Company manages its operations through three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Insurance Companies - Core (“Belmont Core”) - insurance company operations for ongoing direct insurance and assumed reinsurance products written in the excess and surplus lines marketplace.
•
Belmont Insurance Companies - Non-Core (“Belmont Non-Core”) - insurance company operations for lines of business that have been de-emphasized or are no longer being written.

Certain entities within the Agency and Insurance Services segment executed new affiliated service agreements with Belmont Holdings GX, Inc. and its insurance company subsidiaries effective January 1, 2025.

The Company's segments are reported on a stand-alone basis. Intercompany transactions are eliminated in consolidation.

The Company analyzes the operating performance of each segment using the segment’s income (loss). Segment income (loss) does not equate to “net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company's Chief Operating Decision Maker ("CODM"), the Chief Executive Officer of Global Indemnity Group, LLC, to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below.

The following are tabulations of business segment information for the quarters ended March 31, 2026 and 2025. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended March 31, 2026 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$96,507	$(57)	$—	$96,450
Net written premiums	$—	$92,625	$(57)	$—	$92,568
Net earned premiums	$—	$98,371	$(16)	$—	$98,355
Commission and service fee income (1)	12,778	—	—	(12,390)	388
Policy and installment fee income	461	—	(2)	—	459
Total segment revenues	13,239	98,371	(18)	(12,390)	99,202
Reconciliation of revenue
Net investment income					12,218
Net realized investment gains (losses)					(2,243)
Total consolidated revenues					$109,177

Less: (2)
Net losses and loss adjustment expenses	—	54,304	(2)	(441)	53,861
Net commission expenses	—	32,695	167	(9,524)	23,338
Other operating expenses (3)	13,633	6,130	87	(2,425)	17,425
Income (loss) from segments	$(394)	$5,242	$(270)	$—	$4,578

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					12,218
Net realized investment gains (losses)					(2,243)
Corporate expenses					(9,038)
Income (loss) before income taxes					5,515
Income tax expense (benefit)					1,269
Net income (loss)					$4,246

Segment assets	$44,924	$154,957	$74,995	$(16,106)	258,770
Corporate assets					1,421,346
Total assets					$1,680,116

(1)
Consists of intersegment revenues of $12.4 million, which are eliminated in consolidation, and third party commission and service fee income of $0.4 million in 2026.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Quarter Ended March 31, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$98,389	$286	$—	$98,675
Net written premiums	$—	$95,634	$230	$—	$95,864
Net earned premiums	$—	$92,260	$1,056	$—	$93,316
Commission and service fee income (1)	14,049	—	—	(14,049)	—
Policy and installment fee income	387	—	30	—	417
Total segment revenues	14,436	92,260	1,086	(14,049)	93,733
Reconciliation of revenue
Net investment income					14,782
Net realized investment gains (losses)					136
Total consolidated revenues					$108,651

Less: (2)
Net losses and loss adjustment expenses	—	66,452	619	(333)	66,738
Net commission expenses	—	32,404	501	(10,571)	22,334
Other operating expenses (3)	12,632	4,986	700	(3,145)	15,173
Income (loss) from segments	$1,804	$(11,582)	$(734)	$—	$(10,512)

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,782
Net realized investment gains (losses)					136
Corporate expenses					(9,500)
Income (loss) before income taxes					(5,094)
Income tax expense (benefit)					(1,105)
Net income (loss)					$(3,989)

Segment assets	$41,886	$153,788	$86,130	$(29,871)	251,933
Corporate assets					1,461,673
Total assets					$1,713,606

(1)
Consists of intersegment revenues of $14.0 million, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

13. New Accounting Pronouncements

Accounting Standards Adopted in 2026

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits a practical expedient for estimating expected credit losses on certain current receivables and current contract assets arising from ASC 606 revenue transactions by assuming that current conditions as of the balance sheet date do not change over the remaining life of the asset. The Company adopted ASU 2025-05 effective January 1, 2026 and elected this practical expedient. The adoption of this new accounting guidance did not have an impact on the consolidated financial statements for the quarter ended March 31, 2026

Please see Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to the Company’s plans and strategy, constitutes forward-looking statements that involve risks and uncertainties. Please see "Cautionary Note Regarding Forward-Looking Statements" at the end of this Item 2 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. For more information regarding the Company’s business and operations, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Highlights

2026 First Quarter Results of Operations

•
Current accident year underwriting income was $5.5 million for 2026 compared to a current accident year underwriting loss of $10.3 million for the same period in 2025. The current accident year underwriting loss for 2025 includes net losses and loss adjustment expenses related to California Wildfire events in January 2025 ("California Wildfires") totaling $15.6 million. Excluding California Wildfires in 2025, the current accident year underwriting income increased 4.0% from $5.3 million in 2025 to $5.5 million in 2026.
o
Current accident year combined ratio was 94.9% in 2026 compared to 111.5% for the same period in 2025. Excluding California Wildfires, the current accident year combined ratio would have been 94.8% in 2025.
•
Excluding California Wildfires in 2025, calendar year underwriting income increased from $5.1 million in 2025 to $5.3 million for 2026.
o
Calendar year combined ratio was 95.1% in 2026 compared to 111.7% for the same period in 2025. Excluding California Wildfires, the calendar year combined ratio would have been 95.0% in 2025.
•
Gross written premiums were $96.5 million in 2026 compared to $98.7 million for the same period in 2025.
•
Net earned premiums grew 5.4% to $98.4 million in 2026 from $93.3 million in 2025.
•
Net investment income decreased to $12.2 million in 2026 from $14.8 million in 2025 attributable to a $1.9 million reduction in income from investments in limited partnerships (the Company expects a full recovery to be recorded in the 2nd quarter of 2026) and $0.6 million reduction in investment income on the fixed maturities portfolio due to an increase in allocation to U.S. Treasuries.
•
Net income of $4.2 million, or $0.29 per share diluted, in 2026 compared to net loss of $4.0 million, or ($0.30) per share diluted, for the same period in 2025. Excluding California Wildfires, net income would have been $8.2 million or $0.58 per share in 2025.

2026 First Quarter Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at March 31, 2026 and December 31, 2025; fixed maturities and cash comprise 98% of total investments.
•
Total assets of $1.7 billion at March 31, 2026 and December 31, 2025.
•
No debt at March 31, 2026 and December 31, 2025.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $654.6 million, comprising $522.2 million of share repurchases and $132.4 million of distributions / dividends. This includes $5.1 million of distributions during 2026.
•
Shareholders' equity was $704.1 million at March 31, 2026 compared to $706.6 million at December 31, 2025.
•
Book value per common share was $47.92 at March 31, 2026 compared to $48.96 at December 31, 2025.

Results of Operations

The following table summarizes the Company’s results for the quarters ended March 31, 2026 and 2025:

	Quarters Ended March 31,		%
(Dollars in thousands)	2026	2025	Change
Gross written premiums	$96,450	$98,675	(2.3%)
Net written premiums	$92,568	$95,864	(3.4%)

Net earned premiums	$98,355	$93,316	5.4%
Other income	847	417	103.1%
Segment revenues	99,202	93,733	5.8%
Losses and expenses:
Net losses and loss adjustment expenses	53,861	66,738	(19.3%)
Acquisition costs and other operating expenses (1)	40,763	37,507	8.7%
Segment income (loss)	4,578	(10,512)	143.6%
Net investment income	12,218	14,782	(17.3%)
Net realized investment gains (losses)	(2,243)	136	NM
Corporate expenses	(9,038)	(9,500)	(4.9%)
Income (loss) before income taxes	5,515	(5,094)	208.3%
Income tax (expense) benefit	(1,269)	1,105	214.8%
Net income (loss)	$4,246	$(3,989)	206.4%

Underwriting Ratios:
Loss ratio (2):	54.8%	71.5%
Expense ratio (3)	40.3%	40.2%
Combined ratio (4)	95.1%	111.7%

NM - not meaningful

(1)
Includes third-party distribution expenses of $1.1 million in 2026. There were no third-party distribution expenses in 2025.
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

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended March 31,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Gross written premiums (1)	$96,507	$98,389	$(57)	$286	$96,450	$98,675
Net written premiums (2)	$92,625	$95,634	$(57)	$230	$92,568	$95,864

(1)
Gross written premiums equal the sum of direct and assumed written premiums.
(2)
Net written premiums equal gross written premiums less ceded written premiums.

Gross written premiums for Belmont Core decreased 1.9%:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025	% Change
Wholesale Commercial	$61,495	$64,884	(5.2%)
Vacant Express	11,452	10,922	4.9%
Collectibles	4,616	4,098	12.6%
Specialty Products	7,747	7,563	2.4%
Assumed Reinsurance	11,197	10,922	2.5%
Total gross written premiums	$96,507	$98,389	(1.9%)

•
Wholesale Commercial gross written premiums declined 5.2% during the first quarter of 2026 as the Company maintained its pricing and return standards amidst competitive market conditions, particularly as regards property rate reductions. Wholesale Commercial’s property rate change was flat for the first quarter of 2026.
•
Vacant Express and Collectibles' direct written premiums grew by 4.9% and 12.6%, respectively. This growth was driven by premium rate increases, new agency appointments, and organic growth of existing agents.
•
Direct written premiums for Specialty Products grew by 2.4% due to new products and organic growth from existing products partially offset by a decline in premiums for products terminated in 2025 due to not meeting profitability expectations.
•
Belmont Core's assumed business grew to $11.2 million for the quarter ended March 31, 2026 from $10.9 million for the same period in 2025 due to new treaties incepting during 2025 and 2026 and organic growth from existing treaties.

Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Segment Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios are as follows:

	Quarters Ended March 31,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Net earned premiums	$—	$—	$98,371	$92,260	$(16)	$1,056	$—	$—	$98,355	$93,316
Commission and service fee income	12,778	14,049	—	—	—	—	(12,390)	(14,049)	388	—
Policy and installment fee income	461	387	—	—	(2)	30	—	—	459	417
Total revenues	13,239	14,436	98,371	92,260	(18)	1,086	(12,390)	(14,049)	99,202	93,733
Losses and expenses:
Net losses and loss adjustment expenses	—	—	54,304	66,452	(2)	619	(441)	(333)	53,861	66,738
Net commission expenses	—	—	32,695	32,404	167	501	(9,524)	(10,571.0)	23,338	22,334
Other operating expenses (1)	13,633	12,632	6,130	4,986	87	700	(2,425)	(3,145)	17,425	15,173
Total losses and expenses	13,633	12,632	93,129	103,842	252	1,820	(12,390)	(14,049)	94,624	104,245
Segment income (loss)	$(394)	$1,804	$5,242	$(11,582)	$(270)	$(734)	$—	$—	$4,578	$(10,512)
Underwriting Ratios:
Loss ratio:
Current accident year			55.2%	72.0%	12.5%	61.5%			54.8%	71.5%
Prior accident year			—	—	—	(2.9%)			—	—
Calendar year loss ratio			55.2%	72.0%	12.5%	58.6%			54.8%	71.5%
Expense ratio			39.5%	40.6%	(1,587.5%)	113.7%			40.3%	40.2%
Combined ratio			94.7%	112.6%	(1,575.0%)	172.3%			95.1%	111.7%

Accident year combined ratio			94.7%	112.5%	(381.3%)	162.3%			94.9%	111.5%

(1) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment loss was $0.4 million for the quarter ended March 31, 2026 compared to segment income of $1.8 million for the same period in 2025.

•
Direct written premiums produced for Belmont Core was $80.1 million and $87.5 million for the quarters ended March 31, 2026 and 2025, respectively. Commission income on premiums produced for Belmont Core was $9.5 million and $10.6 million for the quarters ended March 31, 2026 and 2025, respectively, and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $2.9 million and $3.5 million for the quarters ended March 31, 2026 and 2025, respectively. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Third-party commission and service fee income of $0.4 million for the quarter ended March 31, 2026. There was no third-party commission and service fee income for the quarter ended March 31, 2025.
•
Policy and installment fee income was $0.5 million and $0.4 million during the quarters ended March 31, 2026 and 2025, respectively.
•
Other operating expenses increased $1.0 million to $13.6 million for the quarter ended March 31, 2026 compared to $12.6 million for the same period in 2025 primarily due to $1.1 million in third-party distribution expenses. There were no third-party distribution expenses in the first quarter of 2025.

Belmont Core segment

Belmont Core's segment income increased 145.3% to $5.2 million for the quarter ended March 31, 2026 compared to a segment loss of $11.6 million for the same period in 2025. Excluding California Wildfires losses of $15.6 million in 2025, Belmont Core's segment income increased from $4.0 million for the quarter ended March 31, 2025 to $5.2 million for the quarter ended March 31, 2026. The current accident year combined ratio improved 17.8 points to 94.7% for quarter ended March 31, 2026 from 112.5% for the same period in 2025 mainly due to the California Wildfires which impacted the combined ratio by 16.9 points in 2025.

•
Net earned premiums within the Belmont Core segment increased by 6.6% to $98.4 million for the quarter ended March 31, 2026 compared to $92.3 million for the same period in 2025. Property net earned premiums were $39.3 million and $37.7 million for the quarters ended March 31, 2026 and 2025, respectively. Casualty net earned premiums were $59.1 million and $54.6 million for the quarters ended March 31, 2026 and 2025, respectively.
•
The current accident year loss ratio improved by 16.8 points to 55.2% for the quarter ended March 31, 2026 compared to 72.0% for the same period in 2025 primarily driven by an improvement in the catastrophe loss ratio. The California Wildfires impacted the 2025 current accident year loss ratio by 16.9 points.
•
Net losses and loss adjustment expenses related to prior accident years was less than $0.1 million for the quarters ended March 31, 2026 and 2025.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended March 31,			Quarters Ended March 31,
(Dollars in thousands)	2026	2025	% Change	2026	2025	Point Change
Property losses
Non-catastrophe	$17,012	$17,085	(0.4%)	43.3%	45.3%	(2.0)
Catastrophe	2,200	17,867	(87.7%)	5.6%	47.4%	(41.8)
Property losses	19,212	34,952	(45.0%)	48.9%	92.7%	(43.8)
Casualty losses	35,092	31,467	11.5%	59.4%	57.7%	1.7
Total accident year losses	$54,304	$66,419	(18.2%)	55.2%	72.0%	(16.8)

•
The current accident year non-catastrophe property loss ratio was 43.3% for the quarter ended March 31, 2026 compared to 45.3% for the same period in 2025, an improvement of 2.0 points, driven by lower claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses decreased to $2.2 million for the quarter ended March 31, 2026 compared to $17.9 million for the same period in 2025 which included $15.6 million of catastrophe losses related to the California Wildfires. Excluding California Wildfires in 2025, the current accident year catastrophe loss ratio improved from 6.0% for the quarter ended March 31, 2025 to 5.6% for the quarter ended March 31, 2026.

•
The current accident year casualty loss ratio increased by 1.7 points during the quarter ended March 31, 2026 mainly driven by a change in mix of business.

The following table summarizes the components of the expense ratio:

	Quarters Ended March 31,		Point
	2026	2025	Change
Net commission expenses	33.3%	35.2%	(1.9)
Other underwriting expenses	6.2%	5.4%	0.8
Expense Ratio	39.5%	40.6%	(1.1)

•
Reduction in net commission expense ratio is primarily due to a change in mix of business, and effective February 1, 2026, the distribution of Specialty Products is managed directly by Belmont Core.

Belmont Non-Core segment

Belmont Non-Core segment comprises lines of business that have been de-emphasized or are no longer being written. Belmont Non-Core recognized a segment loss of $0.3 million and $0.7 million during the quarters ended March 31, 2026 and 2025, respectively.

Net investment income

Net investment income decreased 17.3% to $12.2 million for the quarter ended March 31, 2026 from $14.8 million for the same period in 2025.

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025	Change
Fixed maturities	$13,593	$14,752	$(1,159)
Equities	587	116	471
Limited partnerships	(1,962)	(86)	(1,876)
Net investment income	$12,218	$14,782	$(2,564)

•
Net investment income from the Company’s fixed maturities portfolio decreased by 7.9% for the quarter ended March 31, 2026 as compared to the same period in 2025 primarily due to a lower average yield in 2026 as compared to 2025 due to an increase in allocation to U.S. Treasuries.

•
Net investment income from equities increased by $0.5 million to $0.6 million for the quarter ended March 31, 2026 as compared to the same period in 2025 primarily driven by the Company's $25 million investment in common equities during the third quarter of 2025.

•
Income from limited partnerships decreased by $1.9 million for the quarter ended March 31, 2026 which was attributable to the decline in market value in one of the Company's limited partnership investments during the first quarter of 2026. We expect a full recovery related to this investment to be recorded in the second quarter of 2026.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating, duration of 1.0 years, and consists of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Structured bonds (1)	$396,802	$393,156
Other fixed maturities	251,497	291,717
U.S. treasuries	675,263	640,629
Total fixed maturities	$1,323,562	$1,325,502

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.4 years as of March 31, 2026 compared with 0.5 years as of December 31, 2025. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters ended March 31, 2026 and 2025 were as follows:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025
Equity securities	$(2,264)	$123
Fixed maturities	21	13
Net realized investment gains (losses)	$(2,243)	$136

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters ended March 31, 2026 and 2025.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses decreased $0.5 million to $9.0 million for the quarter ended March 31, 2026 from $9.5 million for the same period in 2025 primarily due to a reduction in professional and advisory fees partially offset by an increase in severance related compensation.

Income Tax Expense (Benefit)

Income tax expense was $1.3 million on net income before tax of $5.5 million for the quarter ended March 31, 2026. This compares to income tax benefit of $1.1 million on net loss before tax of $5.1 million for the same period in 2025.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income (Loss)

The Company had net income of $4.2 million during the quarter ended March 31, 2026 compared to net loss of $4.0 million for the same period in 2025.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at March 31, 2026. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $747.1 million and $750.2 million as of March 31, 2026 and December 31, 2025, respectively, and net reserves of $684.4 million and $689.3 million as of March 31, 2026 and December 31, 2025, respectively. A breakout of the Company’s gross and net reserves is as follows:

	March 31, 2026
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$155,526	$314,211	$469,737	$152,806	$305,830	$458,636
Belmont Non-Core	101,992	175,414	277,406	71,125	154,593	225,718
Total	$257,518	$489,625	$747,143	$223,931	$460,423	$684,354

	December 31, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$153,062	$308,084	$461,146	$152,468	$300,278	$452,746
Belmont Non-Core	102,432	186,613	289,045	71,673	164,874	236,547
Total	$255,494	$494,697	$750,191	$224,141	$465,152	$689,293

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the

Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $53.9 million for claims occurring during the quarter ended March 31, 2026:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(7,810)	(5,251)	(2,693)	(135)	2,424
	-3%	(6,840)	(4,228)	(1,616)	996	3,609
	-2%	(6,356)	(3,716)	(1,077)	1,562	4,201
	-1%	(5,871)	(3,205)	(539)	2,128	4,794
	0%	(5,386)	(2,693)	—	2,693	5,386
	1%	(4,901)	(2,181)	539	3,259	5,979
	2%	(4,417)	(1,670)	1,077	3,824	6,571
	3%	(3,932)	(1,158)	1,616	4,390	7,164
	5%	(2,962)	(135)	2,693	5,521	8,348

The Company’s net reserves for losses and loss adjustment expenses of $684.4 million as of March 31, 2026 relate to multiple accident years. Therefore, the impact of changes in loss frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

	Quarters Ended March 31,
	2026		2025
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property - Belmont Core
Non catastrophe property (1)	$16,984	43.2%	$16,649	44.2%
Effect of prior accident year	28	0.1%	436	1.1%
Non catastrophe property excluding the effect of prior accident year (2)	$17,012	43.3%	$17,085	45.3%

Catastrophe (1)	$2,207	5.6%	$17,990	47.7%
Effect of prior accident year	(7)	—	(123)	(0.3%)
Catastrophe excluding the effect of prior accident year (2)	$2,200	5.6%	$17,867	47.4%

Total property (1)	$19,191	48.8%	$34,639	91.9%
Effect of prior accident year	21	0.1%	313	0.8%
Total property excluding the effect of prior accident year (2)	$19,212	48.9%	$34,952	92.7%

Casualty - Belmont Core
Total casualty (1)	$35,113	59.4%	$31,813	58.3%
Effect of prior accident year	(21)	—	(346)	(0.6%)
Total casualty excluding the effect of prior accident year (2)	$35,092	59.4%	$31,467	57.7%

Total - Belmont Core
Total property and casualty (1)	$54,304	55.2%	$66,452	72.0%
Effect of prior accident year	—	—	(33)	—
Total property and casualty excluding the effect of prior accident year (2)	$54,304	55.2%	$66,419	72.0%

(1)
Most directly comparable GAAP measure / ratio.
(2)
Non-GAAP financial measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025

Consolidated current accident year underwriting income excluding California Wildfires
Underwriting income (loss) (1)	$5,323	$(10,512)
Effect of prior accident year (5)	159	184
Current accident year underwriting income (loss) (2)	5,482	(10,328)
California Wildfires net losses and loss adjustment expenses	—	15,600
Current accident year underwriting income excluding California Wildfires (2)	$5,482	$5,272

Net income excluding California Wildfires
Net income (loss) (1)	$4,246	$(3,989)
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	—	12,216
Net income excluding California Wildfires (2)	$4,246	$8,227

Consolidated calendar year underwriting income (loss) excluding California Wildfires net losses and loss adjustment expenses
Underwriting income (loss) (1)	$5,323	$(10,512)
California Wildfires net losses and loss adjustment expenses	—	15,600
Underwriting income excluding California Wildfires (2)	$5,323	$5,088

Belmont Core segment income excluding California Wildfires
Belmont Core segment income (loss) (1)	$5,242	$(11,582)
Impact of California Wildfires	—	15,600
Belmont Core segment income excluding California Wildfires (2)	$5,242	$4,018

Consolidated current accident year combined ratio excluding California Wildfires
Combined ratio (1)	95.1%	111.7%
Effect of prior accident year (5)	(0.2%)	(0.2%)
Current accident year combined ratio (2)	94.9%	111.5%
Impact of California Wildfires	—	(16.7%)
Current accident year combined ratio excluding California Wildfires (2)	94.9%	94.8%

Consolidated calendar year combined ratio excluding California Wildfires
Combined ratio (1)	95.1%	111.7%
Impact of California Wildfires	—	(16.7%)
Calendar year combined ratio excluding California Wildfires (2)	95.1%	95.0%

Belmont Core current accident year catastrophe loss ratio excluding California Wildfires
Belmont Core current accident year catastrophe loss ratio (4)	5.6%	47.4%
Impact of California Wildfires	—	(41.4%)
Belmont Core current accident year catastrophe loss ratio excluding California Wildfires (2)	5.6%	6.0%

(1) Most directly comparable GAAP measure / ratio.

(2) Non-GAAP financial measure / ratio.

(3) Represents net losses and loss adjustment expenses of $15.6 million less tax benefit of $3.4 million.

(4) See previous table for reconciliation of non-GAAP financial measures or ratios to its most directly comparable GAAP measure or ratio for current accident year catastrophe net losses and loss adjustment expenses.

(5) Includes prior accident year adjustments for net losses and loss adjustment expenses and net commission expenses.

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and loss adjustment expenses, recoverability of reinsurance receivables, investments, fair value measurements, goodwill and intangible assets, deferred acquisition costs, and taxation. For a detailed discussion on each of these policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to any of these policies or underlying methodologies during the current year.

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

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2025 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for further information on dividend limitations related to the insurance companies. There were no dividends declared by the Company's insurance subsidiaries during the quarter ended March 31, 2026.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, operating expenses, and corporate expenses. Operating cash flows are generally used for investing and financing activities. Funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by (used for) operating activities was $17.9 million and $2.4 million for the quarters ended March 31, 2026 and 2025, respectively, consisting of the following:

	Quarters Ended March 31,
(Dollars in thousands)	2026	2025	Change
Net premiums collected	$89,552	$108,751	$(19,199)
Net losses and loss adjustment expenses paid	(60,409)	(80,851)	20,442
Operating and corporate expenses	(61,769)	(49,498)	(12,271)
Net investment income	14,261	23,995	(9,734)
Income tax refund received	501	—	501
Net cash provided by (used for) operating activities	$(17,864)	$2,397	$(20,261)

The decrease in cash flows of $20.3 million in 2026 compared to the same period in 2025 consists of:

•
$11 million from non-investment cashflows driven by (i) decline in cash from premiums on discontinued assumed reinsurance and discontinued specialty product business and (ii) operating expenses due to higher severance and bonus related compensation, higher contingent commissions, and capital outlays for the Company’s multi-year investment to develop a proprietary cloud-hosted, multi-tenant platform for its property and casualty insurance products offset partially by a decline in net losses and loss adjustment expenses mainly driven by California Wildfires in 2025.
•
$9 million from investment income mainly due to the timing of maturities on its U.S. Treasury bills.

The reconciliation of net income to net cash provided by (used for) operating activities is generally influenced by the following:

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

Liquidity

The Board of Directors approved a quarterly distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 20, 2026. Distributions paid to common shareholders were $5.0 million during the quarter ended March 31, 2026. In addition, distributions of $0.1 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the quarter ended March 31, 2026.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $4.9 million were received during the quarter ended March 31, 2026. The Global Debt Fund, LP had a fair market value of $2.4 million at March 31, 2026.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter ended March 31, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter ended March 31, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

The forward-looking statements contained in this report are primarily based on the Company’s current expectations and projections about future events and trends that it believes may affect the Company’s business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements, such as the Company’s ability to execute on its strategy following its corporate reorganization, is subject to risks, uncertainties, assumptions, including, but not limited to, the impact of legislative or regulatory actions, the impact of natural or man-made disasters, the sufficiency of the Company’s reserves, the impact of emerging claims issues, adverse capital market developments impacting investment performance, ability to effectively start-up or integrate new product opportunities, such as the ability to successfully integrate and develop acquired businesses and to establish a reinsurance agency, adverse effect of cyber-attacks, and other factors described in the section captioned “Risk Factors” in Item 1A of Part I in the Company’s 2025 Annual Report on Form 10-K. These risks are not exhaustive, and new risks and uncertainties emerge from time to time. It is not possible for the Company to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. The Company cannot provide assurance that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon such statements.

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

There have been no material changes to the Company’s market risk since December 31, 2025. The Company’s fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.0 years.

Please see Item 7A of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 10, 2026. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter ended March 31, 2026.

There were no shares surrendered by the Company's employees during the quarter ended March 31, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended March 31, 2026.

Item 6. Exhibits

10.31*+	Form of Class A-2 Common Share Grant Agreement (2026 Grant)

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

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: May 5, 2026	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)