Form 10-Q
period 2026-06-30
Global Indemnity Group, LLC
filed 2026-08-06
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 6, 2026, the registrant had outstanding 10,847,002 class A common shares (including 780,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,295,106 and $1,330,310; net of allowance for expected credit losses of $0 at June 30, 2026 and December 31, 2025)	$1,286,724	$1,325,502
Equity securities, at fair value	23,603	33,673
Other invested assets	9,108	17,097
Total investments	1,319,435	1,376,272
Cash and cash equivalents	97,515	65,542
Premium receivables, net of allowance for expected credit losses of $3,861 at June 30, 2026 and $3,640 at December 31, 2025	84,631	66,969
Reinsurance receivables, net of allowance for expected credit losses of $1,488 at June 30, 2026 and December 31, 2025	65,341	62,595
Funds held by ceding insurers	21,400	22,114
Deferred income taxes	21,164	20,076
Deferred acquisition costs	44,588	41,183
Intangible assets	16,613	16,845
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,886	3,607
Income tax receivable	4,681	2,617
Lease right of use assets	7,546	8,166
Other assets	31,873	29,956
Total assets	$1,723,493	$1,720,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$718,515	$750,191
Unearned premiums	192,503	182,728
Reinsurance balances payable	3,368	1,860
Payable for securities	45,300	21,594
Contingent commissions	4,198	7,159
Lease liabilities	7,727	8,331
Other liabilities	40,977	42,309
Total liabilities	$1,012,588	$1,014,172
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 12,134,770 and 11,844,995, respectively, (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class A common shares outstanding: 10,847,002 and 10,557,227, respectively (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	467,748	465,720
Accumulated other comprehensive income (loss), net of tax	(6,766)	(4,000)
Retained earnings	278,615	273,562
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	710,905	706,590
Total liabilities and shareholders’ equity	$1,723,493	$1,720,762

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Gross written premiums	$117,096	$106,801	$213,546	$205,476
Ceded written premiums	(3,125)	(2,887)	(7,007)	(5,698)
Net written premiums	113,971	103,914	206,539	199,778
Change in net unearned premiums	(15,282)	(8,768)	(9,495)	(11,316)
Net earned premiums	98,689	95,146	197,044	188,462
Net investment income	16,361	14,707	28,579	29,489
Net realized investment gains (losses)	198	127	(2,045)	263
Other income	854	540	1,701	957
Total revenues	116,102	110,520	225,279	219,171

Losses and Expenses:
Net losses and loss adjustment expenses	53,047	52,948	106,908	119,686
Acquisition costs and other operating expenses	41,788	36,915	82,551	74,422
Corporate expenses	6,842	7,528	15,880	17,028
Income before income taxes	14,425	13,129	19,940	8,035
Income tax expense	3,343	2,785	4,612	1,680
Net income	$11,082	$10,344	$15,328	$6,355
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$10,972	$10,234	$15,108	$6,135

Per share data:
Net income available to common shareholders
Basic	$0.76	$0.72	$1.05	$0.44
Diluted	$0.76	$0.71	$1.05	$0.43
Weighted-average number of shares outstanding
Basic	14,379,473	14,274,926	14,365,391	14,072,225
Diluted	14,425,836	14,341,251	14,415,682	14,160,638
Cash distributions declared per common share	$0.35	$0.35	$0.70	$0.70

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$11,082	$10,344	$15,328	$6,355

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(212)	2,100	(2,835)	5,671
Reclassification adjustment for losses included in net income	36	33	22	23
Unrealized foreign currency translation gains	6	123	47	59
Other comprehensive income (loss), net of tax	(170)	2,256	(2,766)	5,753

Comprehensive income, net of tax	$10,912	$12,600	$12,562	$12,108

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended June 30,		(Unaudited) Six Months Ended June 30,
	2026	2025	2026	2025
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	12,103,283	11,768,844	11,844,995	11,202,355
Common shares designated as class A-2 common shares issued under share incentive plans	—	—	230,000	550,000
Common shares issued to directors	31,487	21,640	59,775	38,129
Number at end of period	12,134,770	11,790,484	12,134,770	11,790,484
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$466,723	$463,072	$465,720	$459,578
Share compensation plans	1,025	744	2,028	4,238
Balance at end of period	$467,748	$463,816	$467,748	$463,816
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(6,596)	$(6,913)	$(4,000)	$(10,410)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(176)	2,133	(2,813)	5,694
Unrealized foreign currency translation gains	6	123	47	59
Other comprehensive income (loss)	(170)	2,256	(2,766)	5,753
Balance at end of period	$(6,766)	$(4,657)	$(6,766)	$(4,657)
Retained earnings:
Balance at beginning of period	$272,675	$259,584	$273,562	$268,673
Net income	11,082	10,344	15,328	6,355
Preferred share distributions	(110)	(110)	(220)	(220)
Distributions to shareholders ($0.35 per share per quarter in 2026 and 2025)	(5,032)	(4,997)	(10,055)	(9,987)
Balance at end of period	$278,615	$264,821	$278,615	$264,821
Number of treasury shares:
Number at beginning and end of period	1,287,768	1,287,768	1,287,768	1,287,768
Treasury shares, at cost:
Balance at beginning and end of period	$(32,692)	$(32,692)	$(32,692)	$(32,692)
Total shareholders’ equity	$710,905	$695,288	$710,905	$695,288

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,328	$6,355
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	3,158	2,834
Restricted stock and stock option expense	2,028	4,238
Deferred income taxes	(339)	993
Amortization of bond premium and discount, net	(1,089)	13,319
Net realized investment losses (gains)	2,045	(263)
Loss from equity method investments, net of distributions	82	957
Changes in:
Premium receivables, net	(17,662)	4,655
Reinsurance receivables, net	(2,746)	(711)
Funds held by ceding insurers	774	5,685
Unpaid losses and loss adjustment expenses	(31,676)	(24,264)
Unearned premiums	9,775	11,602
Reinsurance balances payable	1,508	(5,130)
Other assets and liabilities	(6,160)	(3,773)
Contingent commissions	(2,961)	(2,710)
Income tax receivable / payable	(2,064)	(1,325)
Deferred acquisition costs	(3,405)	(2,779)
Prepaid reinsurance premiums	(279)	(285)
Net cash provided by (used for) operating activities	(33,683)	9,398
Cash flows from investing activities:
Proceeds from sale of fixed maturities	162,919	87,361
Proceeds from sale of equity securities	3,550	—
Proceeds from maturity of fixed maturities	1,266,821	1,232,908
Proceeds from maturity of preferred stock	4,500	—
Proceeds from other invested assets	7,908	6,385
Purchases of fixed maturities	(1,369,767)	(1,275,510)
Net cash provided by investing activities	75,931	51,144
Cash flows from financing activities:
Distributions paid to common shareholders	(10,055)	(9,987)
Distributions paid to preferred shareholders	(220)	(220)
Net cash used for financing activities	(10,275)	(10,207)
Net change in cash and cash equivalents	31,973	50,335
Cash and cash equivalents at beginning of period	65,542	17,009
Cash and cash equivalents at end of period	$97,515	$67,344
Supplemental disclosure of cash flow information:
Income tax paid	$7,015	$2,012
Interest paid	—	—

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”) is a Delaware limited liability company. As of June 30, 2026, Global Indemnity Group, LLC’s class A common shares (excluding the 780,000 class A common shares designated as class A-2 common shares) are publicly traded on the Nasdaq Global Select Market under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2026
Fixed maturities:
U.S. treasuries	$562,521	$—	$8	$(251)	$562,278
Obligations of states and political subdivisions	9,606	—	—	(347)	9,259
Mortgage-backed securities	219,577	—	1,465	(3,893)	217,149
Asset-backed securities	204,124	—	687	(4,146)	200,665
Commercial mortgage-backed securities	80,311	—	398	(1,405)	79,304
Corporate bonds	158,040	—	288	(752)	157,576
Foreign corporate bonds	60,927	—	134	(568)	60,493
Total fixed maturities	$1,295,106	$—	$2,980	$(11,362)	$1,286,724

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2025
Fixed maturities:
U.S. treasuries	$640,533	$—	$216	$(120)	$640,629
Obligations of states and political subdivisions	14,515	—	—	(350)	14,165
Mortgage-backed securities	199,901	—	2,610	(3,451)	199,060
Asset-backed securities	139,690	—	1,227	(3,649)	137,268
Commercial mortgage-backed securities	58,202	—	89	(1,463)	56,828
Corporate bonds	198,970	—	1,090	(867)	199,193
Foreign corporate bonds	78,499	—	425	(565)	78,359
Total fixed maturities	$1,330,310	$—	$5,657	$(10,465)	$1,325,502

As of June 30, 2026 and December 31, 2025, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Common stock	$15,418	$21,006
Preferred stock	8,185	12,667
Total	$23,603	$33,673

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt securities or equity investments in a single issuer in excess of 2.7% of shareholders' equity at June 30, 2026 and December 31, 2025.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$729,862	$729,949
Due in one year through five years	50,325	49,429
Due in five years through ten years	1,988	1,852
Due after ten years	8,919	8,376
Mortgage-backed securities	219,577	217,149
Asset-backed securities	204,124	200,665
Commercial mortgage-backed securities	80,311	79,304
Total	$1,295,106	$1,286,724

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of June 30, 2026. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$315,544	$(155)	$4,363	$(96)	$319,907	$(251)
Obligations of states and political subdivisions	—	—	9,259	(347)	9,259	(347)
Mortgage-backed securities	69,341	(688)	22,559	(3,205)	91,900	(3,893)
Asset-backed securities	68,837	(499)	33,575	(3,647)	102,412	(4,146)
Commercial mortgage-backed securities	32,349	(185)	27,993	(1,220)	60,342	(1,405)
Corporate bonds	12,540	(3)	28,995	(749)	41,535	(752)
Foreign corporate bonds	3,463	(31)	15,937	(537)	19,400	(568)
Total fixed maturities	$502,074	$(1,561)	$142,681	$(9,801)	$644,755	$(11,362)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of June 30, 2026 and December 31, 2025 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $4.4 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of June 30, 2026, gross unrealized losses related to U.S. treasuries were $0.251 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of June 30, 2026, gross unrealized losses related to obligations of states and political subdivisions were $0.347 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of June 30, 2026, gross unrealized losses related to mortgage-backed securities were $3.893 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of June 30, 2026, gross unrealized losses related to asset backed securities were $4.146 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 31.5. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of June 30, 2026, gross unrealized losses related to the CMBS portfolio were $1.405 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 31.7. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of June 30, 2026, gross unrealized losses related to corporate bonds were $0.752 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of June 30, 2026, gross unrealized losses related to foreign bonds were $0.568 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Net unrealized gains (losses) from:
Fixed maturities	$(8,382)	$(4,808)
Foreign currency fluctuations	(81)	(140)
Deferred taxes	1,697	948
Accumulated other comprehensive income (loss), net of tax	$(6,766)	$(4,000)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and six months ended June 30, 2026 and 2025:

Quarter Ended June 30, 2026 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(6,526)	$(70)	$(6,596)
Other comprehensive income (loss) before reclassification, before tax	(275)	7	(268)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	46	—	46
Other comprehensive income (loss), before tax	(229)	7	(222)
Income tax benefit (expense)	53	(1)	52
Ending balance, net of tax	$(6,702)	$(64)	$(6,766)

Quarter Ended June 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(6,644)	$(269)	$(6,913)
Other comprehensive income before reclassification, before tax	2,643	156	2,799
Amounts reclassified from accumulated other comprehensive income (loss), before tax	34	—	34
Other comprehensive income, before tax	2,677	156	2,833
Income tax expense	(545)	(32)	(577)
Ending balance, net of tax	$(4,512)	$(145)	$(4,657)

Six Months Ended June 30, 2026 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(3,889)	$(111)	$(4,000)
Other comprehensive income (loss) before reclassification, before tax	(3,599)	59	(3,540)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	25	—	25
Other comprehensive income (loss), before tax	(3,574)	59	(3,515)
Income tax benefit (expense)	761	(12)	749
Ending balance, net of tax	$(6,702)	$(64)	$(6,766)

Six Months Ended June 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income before reclassification, before tax	7,120	75	7,195
Amounts reclassified from accumulated other comprehensive income (loss), before tax	21	—	21
Other comprehensive income, before tax	7,141	75	7,216
Income tax expense	(1,448)	(15)	(1,463)
Ending balance, net of tax	$(4,512)	$(145)	$(4,657)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2026 and 2025 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2026	2025
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$46	$34
	Income tax benefit	(10)	(1)
	Total reclassifications, net of tax	$36	$33

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2026	2025
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$25	$21
	Income tax expense (benefit)	(3)	2
	Total reclassifications, net of tax	$22	$23

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed maturities:
Gross realized gains	$40	$47	$64	$61
Gross realized losses	(86)	(81)	(89)	(82)
Net realized gains (losses)	(46)	(34)	(25)	(21)
Equity securities:
Gross realized gains	323	161	328	284
Gross realized losses	(79)	—	(2,348)	—
Net realized gains (losses)	244	161	(2,020)	284
Total net realized investment gains (losses)	$198	$127	$(2,045)	$263

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$244	$161	$(2,020)	$284
Less: net gains (losses) recognized during the period on equity securities sold during the period	—	—	(1,075)	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$244	$161	$(945)	$284

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Fixed maturities	$162,919	$87,361
Equity securities	3,550	—

Net Investment Income

The sources of net investment income for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed maturities	$13,620	$14,909	$27,386	$29,296
Equity securities	602	169	1,189	285
Cash and cash equivalents	445	750	821	1,606
Other invested assets	2,244	(608)	282	(694)
Total investment income	16,911	15,220	29,678	30,493
Investment expense	(550)	(513)	(1,099)	(1,004)
Net investment income	$16,361	$14,707	$28,579	$29,489

The Company’s total investment return on a pre-tax basis for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net investment income	$16,361	$14,707	$28,579	$29,489
Net realized investment gains (losses)	198	127	(2,045)	263
Change in unrealized holding gains (losses)	(222)	2,833	(3,515)	7,216
Net realized and unrealized investment returns	(24)	2,960	(5,560)	7,479
Total investment return	$16,337	$17,667	$23,019	$36,968
Total investment return % (1)	1.2%	1.2%	1.6%	2.6%
Average investment portfolio (2)	$1,381,084	$1,432,379	$1,395,935	$1,436,827

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of June 30, 2026 and December 31, 2025, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of June 30, 2026 and December 31, 2025:

	Estimated Fair Value
(Dollars in thousands)	June 30, 2026	December 31, 2025
On deposit with governmental authorities	$19,595	$19,919
Held in trust pursuant to assumed reinsurance contracts	107,820	105,756
Total (1)	$127,415	$125,675

(1)
Includes cash and cash equivalents of $5.6 million and $5.8 million at June 30, 2026 and December 31, 2025, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $9.1 million and $17.1 million as of June 30, 2026 and December 31, 2025. These investments are accounted for under the equity method. The Company has a variable interest in two of these limited partnership investments (each with an ownership interest exceeding 3%), for which it is not the primary beneficiary.

The carrying value of one of the Company’s VIEs, the European Non-Performing Loan Fund, LP, which invests in distressed securities and assets, was $1.2 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s maximum loss exposure from this VIE, which factors in future funding commitments of $11.2 million, was $12.4 million and $12.9 million as of June 30, 2026 and December 31, 2025, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum loss exposure of a second VIE, the Mortgage Debt Fund, LP, which invests in Real Estate Investment Trust (“REIT”) qualifying assets was $5.0 million and $6.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of June 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$562,278	$—	$—	$562,278
Obligations of states and political subdivisions	—	9,259	—	9,259
Mortgage-backed securities	—	217,149	—	217,149
Commercial mortgage-backed securities	—	79,304	—	79,304
Asset-backed securities	—	200,665	—	200,665
Corporate bonds	—	157,576	—	157,576
Foreign corporate bonds	—	60,493	—	60,493
Total fixed maturities	562,278	724,446	—	1,286,724
Equity securities	15,418	8,185	—	23,603
Total assets measured at fair value	$577,696	$732,631	$—	$1,310,327

	Fair Value Measurements
As of December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$640,629	$—	$—	$640,629
Obligations of states and political subdivisions	—	14,165	—	14,165
Mortgage-backed securities	—	199,060	—	199,060
Commercial mortgage-backed securities	—	56,828	—	56,828
Asset-backed securities	—	137,268	—	137,268
Corporate bonds	—	199,193	—	199,193
Foreign corporate bonds	—	78,359	—	78,359
Total fixed maturities	640,629	684,873	—	1,325,502
Equity securities	21,006	12,667	—	33,673
Total assets measured at fair value	$661,635	$697,540	$—	$1,359,175

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

Financial Instruments not Carried at Fair Value

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The Company uses the equity method to account for investments in limited partnerships, which requires that its cost basis be updated to account for the income or loss earned on the investment. These investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships is reflected in the consolidated statements of operations in the amounts of $2.2 million and ($0.6) million for the quarters ended June 30, 2026 and 2025, respectively, and $0.3 million and ($0.7) million for the six months ended June 30, 2026 and 2025, respectively.

The following table provides the carrying value and future funding commitments related to these investments at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Future Funding Commitment	Carrying Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$1,202	$11,214	$1,728	$11,214
Mortgage Debt Fund, LP (2)	5,022	—	6,036	—
Global Debt Fund, LP (3)	2,884	—	9,333	—
Total	$9,108	$11,214	$17,097	$11,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of June 30, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $6.5 million and $4.4 million were received during the six months ended June 30, 2026 and 2025, respectively.

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

During the quarters and six months ended June 30, 2026 and 2025, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$3,687	$3,475	$3,640	$3,530
Current period provision for expected credit losses	178	(66)	271	(79)
Write-offs	(4)	(38)	(50)	(80)
Ending balance	$3,861	$3,371	$3,861	$3,371

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $1.5 million at June 30, 2026 and December 31, 2025.

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

The effective tax rate was 23.2% and 23.1% for the quarter and six months ended June 30, 2026, respectively. The effective tax rate is higher than the statutory tax rate of 21% primarily due to state income taxes and non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

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

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$747,143	$794,848	$750,191	$800,391
Less: ceded reinsurance receivables	62,789	62,731	60,898	60,754
Net balance at beginning of period	684,354	732,117	689,293	739,637
Net losses and loss adjustment expenses related to:
Current year	53,047	52,946	106,908	119,681
Prior years	—	2	—	5
Total net losses and loss adjustment expenses	53,047	52,948	106,908	119,686
Paid net losses and loss adjustment expenses related to:
Current year	8,971	15,785	19,462	33,776
Prior years	71,490	52,631	119,799	108,898
Total paid net losses and loss adjustment expenses	80,461	68,416	139,261	142,674
Net balance at end of period	656,940	716,649	656,940	716,649
Plus: ceded reinsurance receivables	61,575	59,478	61,575	59,478
Balance at end of period	$718,515	$776,127	$718,515	$776,127

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the second quarter of 2026, the Company's adjustments to prior accident year loss reserves netted to zero for both Belmont Insurance Companies - Core (“Belmont Core”) and Belmont Insurance Companies - Non-Core ("Belmont Non-Core").

•
Belmont Core's adjustments to prior accident year loss reserves consist of (i) $21.5 million decrease for property lines primarily related to the 2023 through 2025 accident years and (ii) $21.5 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products.
•
Belmont Non-Core's adjustments to prior accident year loss reserves consist of (i) $3.1 million decrease for property lines primarily related to 2017 through 2023 accident years and (ii) $3.1 million increase for casualty lines primarily related to 2019 through 2023 accidents years.

During the second quarter of 2025, the Company's adjustments to prior accident year loss reserves netted to an increase of less than $0.1 million.

•
Belmont Core had an increase of $1.4 million consisting of (i) $4.2 million decrease for property lines primarily related to the 2022 through 2024 accident years and (ii) $5.6 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products.
•
Belmont Non-Core had a decrease of $1.4 million mainly driven by its property lines for the 2020 through 2022 accident years.

During the first six months of 2026, the Company's adjustments to prior accident year loss reserves netted to zero for both Belmont Core and Belmont Non-Core.

•
Belmont Core's adjustments to prior accident year loss reserves consist of (i) $21.5 million decrease for property lines primarily related to the 2023 through 2025 accident years and (ii) $21.5 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products.
•
Belmont Non-Core's adjustments to prior accident year loss reserves consist of (i) $3.2 million decrease for property lines primarily related to 2017 through 2023 accident years and (ii) $3.2 million increase for casualty lines primarily related to 2019 through 2023 accidents years.

During the first six months of 2025, the Company's adjustments to prior accident year loss reserves netted to an increase of less than $0.1 million.

•
Belmont Core had an increase of $1.4 million consisting of (i) $4.6 million decrease for property lines primarily related to the 2022 through 2024 accident years and (ii) $6.0 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products.
•
Belmont Non-Core had a decrease of $1.4 million mainly driven by its property lines for the 2020 through 2022 accident years.

7. Share-Based Compensation Plans

Options

The Company granted 50,000 time-based stock options during each of the six months ended June 30, 2026 and 2025 at an exercise price of $28.74 and $36.25 per share, respectively, and both stock option grants will vest on December 31, 2028. No stock options were granted during the quarters ended June 30, 2026 or 2025. No unvested stock options were forfeited during the quarters and six months ended June 30, 2026 or 2025.

Restricted Shares

During the quarters ended June 30, 2026 and 2025, the Company granted 31,487 and 21,640 class A common shares, respectively, at a weighted average grant date value of $26.01 and $29.73 per share, respectively, to non-employee directors of the Company under the Global Indemnity Group, LLC 2023 Share Incentive Plan. During the six months ended June 30, 2026 and 2025, the Company granted 59,775 and 38,129 class A common shares, respectively, at a weighted average grant date value of $27.04 and $32.05 per share, respectively, to non-employee directors of the Company under the Plan. All shares granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Class A Common Shares Designated as Class A-2 Common Shares

The Company granted 230,000 non-vested class A common shares designated as class A-2 common shares to officers and a director of the Company in the first quarter of 2026. These shares represent an interest in the profits of the Company in excess of a threshold amount of $391.2 million. These shares vest solely upon the occurrence of a change of control subject to continued service and have an aggregate grant date fair value of $2.4 million. Compensation expense of $2.4 million will be recognized only upon the occurrence of a change of control. No compensation cost was recognized during the quarter and six months ended June 30, 2026.

The Company granted 550,000 class A common shares designated as class A-2 common shares with a threshold amount of $475.3 million to Fox Paine & Company, LLC in the first quarter of 2025. These shares have a grant date fair value of $11.0 million and additional consideration of $0.2 million in cash. Of the grant date fair value, $2.7 million was recorded in the first quarter of 2025. The remaining $8.3 million will be recognized, if at all, upon the occurrence of a change of control transaction. See Note 8 for additional information regarding the 550,000 class A common shares designated as class A-2 common shares issued to Fox Paine & Company, LLC.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for additional information on class A common shares designated as class A-2 common shares.

8. Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), as amended, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of June 30, 2026. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended June 30, 2026 and 2025 and management fee expense of $1.7 million and $1.6 million were incurred during the six months ended June 30, 2026 and 2025, respectively. Prepaid management fees, which were included in other assets on the consolidated balance sheets, were $0.6 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of June 30, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

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

10. Shareholders' Equity

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarters and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company’s remaining authorization to repurchase shares is $101.0 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the six months ended June 30, 2026 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 5, 2026	March 20, 2026	March 30, 2026	$5,023
June 3, 2026	June 18, 2026	June 29, 2026	5,032
Total			$10,055

Quarterly distribution payments of $0.35 per common share were declared during the six months ended June 30, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
June 5, 2025	June 20, 2025	June 27, 2025	4,997
Total			$9,987

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended June 30, 2026 and 2025 and $0.2 million in each of the six months ended June 30, 2026 and 2025.

There were no accrued distributions related to common shares as of June 30, 2026 and December 31, 2025. Accrued preferred distributions were less than $0.1 million as of both June 30, 2026 and December 31, 2025 and were included in other liabilities on the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$11,082	$10,344	$15,328	$6,355
Less: preferred stock distributions	110	110	220	220
Net income available to common shareholders	$10,972	$10,234	$15,108	$6,135

Denominator:
Weighted average shares for basic earnings per share	14,379,473	14,274,926	14,365,391	14,072,225
Options	46,363	66,325	50,291	88,413
Weighted average shares for diluted earnings per share	14,425,836	14,341,251	14,415,682	14,160,638

Net income per share available to common shareholders
Basic	$0.76	$0.72	$1.05	$0.44
Diluted	$0.76	$0.71	$1.05	$0.43

The weighted average shares used to compute basic and diluted earnings per share for the quarter and six months ended June 30, 2026 do not include 230,000 non-vested class A common shares designated as class A-2 common shares. Holders of these shares are not entitled to distributions or participation in earnings prior to vesting and therefore are excluded from basic earnings per share. In addition, these shares vest only upon the occurrence of a change of control transaction subject to continued service. Because no change of control occurred during the six months ended June 30, 2026, the vesting contingency was not satisfied and the shares were excluded from diluted earnings per share. Additionally, the weighted average shares outstanding used to determine dilutive earnings per share does not include options of 650,000 for both the quarter and six months ended June 30, 2026, and 483,338 options and 283,338 options for the quarter and six months ended June 30, 2025, respectively, which were deemed to be anti-dilutive.

12. Segment Information

The Company manages its operations through three reportable segments:

•
Agency and Insurance Services includes (i) four agencies focused on sourcing, underwriting, and servicing primary and assumed reinsurance business; and (ii) three specialized insurance service businesses providing technology, AI-enabled marketplace and claims services.
•
Belmont Core - insurance company operations for ongoing direct insurance and assumed reinsurance products written in the excess and surplus lines marketplace.
•
Belmont Non-Core - insurance company operations for lines of business that have been de-emphasized or are no longer being written.

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

The following are tabulations of business segment information for the quarters and six months ended June 30, 2026 and 2025. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended June 30, 2026 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$117,257	$(161)	$—	$117,096
Net written premiums	$—	$114,134	$(163)	$—	$113,971
Net earned premiums	$—	$98,834	$(145)	$—	$98,689
Commission and service fee income (1)	13,752	—	—	(13,412)	340
Policy and installment fee income	523	—	(9)	—	514
Total segment revenues	14,275	98,834	(154)	(13,412)	99,543
Reconciliation of revenue
Net investment income					16,361
Net realized investment gains					198
Total consolidated revenues					$116,102

Less: (2)
Net losses and loss adjustment expenses	—	53,480	(105)	(328)	53,047
Net commission expenses	—	34,615	(84)	(10,482)	24,049
Other operating expenses (3)	12,916	7,365	60	(2,602)	17,739
Income (loss) from segments	$1,359	$3,374	$(25)	$—	$4,708

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					16,361
Net realized investment gains					198
Corporate expenses					(6,842)
Income before income taxes					14,425
Income tax expense					3,343
Net income					$11,082

Segment assets	$46,112	$170,355	$75,026	$(15,704)	275,789
Corporate assets					1,447,704
Total assets					$1,723,493

(1)
Consists of intersegment revenues of $13.4 million, which are eliminated in consolidation, and third party commission and service fee income of $0.3 million in 2026.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Quarter Ended June 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$109,819	$(3,018)	$—	$106,801
Net written premiums	$—	$106,873	$(2,959)	$—	$103,914
Net earned premiums	$—	$97,513	$(2,367)	$—	$95,146
Commission and service fee income (1)	14,851	—	—	(14,851)	—
Policy and installment fee income	499	—	41	—	540
Total segment revenues	15,350	97,513	(2,326)	(14,851)	95,686
Reconciliation of revenue
Net investment income					14,707
Net realized investment gains					127
Total consolidated revenues					$110,520

Less: (2)
Net losses and loss adjustment expenses	—	56,109	(2,829)	(332)	52,948
Net commission expenses	—	34,079	(780)	(11,456)	21,843
Other operating expenses (3)	13,042	4,591	502	(3,063)	15,072
Income from segments	$2,308	$2,734	$781	$—	$5,823

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,707
Net realized investment gains					127
Corporate expenses					(7,528)
Income before income taxes					13,129
Income tax expense					2,785
Net income					$10,344

Segment assets	$33,730	$154,811	$85,360	$(19,644)	254,257
Corporate assets					1,466,328
Total assets					$1,720,585

(1)
Consists of intersegment revenues of $14.9 million, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

Six Months Ended June 30, 2026 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$213,764	$(218)	$—	$213,546
Net written premiums	$—	$206,759	$(220)	$—	$206,539
Net earned premiums	$—	$197,205	$(161)	$—	$197,044
Commission and service fee income (1)	26,530	—	—	(25,802)	728
Policy and installment fee income	984	—	(11)	—	973
Total segment revenues	27,514	197,205	(172)	(25,802)	198,745
Reconciliation of revenue
Net investment income					28,579
Net realized investment losses					(2,045)
Total consolidated revenues					$225,279

Less: (2)
Net losses and loss adjustment expenses	—	107,784	(107)	(769)	106,908
Net commission expenses	—	67,310	83	(20,006)	47,387
Other operating expenses (3)	26,549	13,495	147	(5,027)	35,164
Income (loss) from segments	$965	$8,616	$(295)	$—	$9,286

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					28,579
Net realized investment losses					(2,045)
Corporate expenses					(15,880)
Income before income taxes					19,940
Income tax expense					4,612
Net income					$15,328

Segment assets	$46,112	$170,355	$75,026	$(15,704)	275,789
Corporate assets					1,447,704
Total assets					$1,723,493
(1)
Consists of intersegment revenues of $25.8 million, which are eliminated in consolidation, and third party commission and service fee income of $0.7 million in 2026.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Six months ended June 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$208,208	$(2,732)	$—	$205,476
Net written premiums	$—	$202,507	$(2,729)	$—	$199,778
Net earned premiums	$—	$189,773	$(1,311)	$—	$188,462
Commission and service fee income (1)	28,900	—	—	(28,900)	—
Policy and installment fee income	886	—	71	—	957
Total segment revenues	29,786	189,773	(1,240)	(28,900)	189,419
Reconciliation of revenue
Net investment income					29,489
Net realized investment gains					263
Total consolidated revenues					$219,171

Less: (2)
Net losses and loss adjustment expenses	—	122,561	(2,210)	(665)	119,686
Net commission expenses	—	66,483	(279)	(22,027)	44,177
Other operating expenses (3)	25,674	9,577	1,202	(6,208)	30,245
Income (loss) from segments	$4,112	$(8,848)	$47	$—	$(4,689)

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					29,489
Net realized investment gains					263
Corporate expenses					(17,028)
Income before income taxes					8,035
Income tax expense					1,680
Net income					$6,355

Segment assets	$33,730	$154,811	$85,360	$(19,644)	254,257
Corporate assets					1,466,328
Total assets					$1,720,585
(1)
Consists of intersegment revenues of $28.9 million, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting activities.

13. New Accounting Pronouncements

Accounting Standards Adopted in 2026

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits a practical expedient for estimating expected credit losses on certain current receivables and current contract assets arising from ASC 606 revenue transactions by assuming that current conditions as of the balance sheet date do not change over the remaining life of the asset. The Company adopted ASU 2025-05 effective January 1, 2026 and elected this practical expedient. The adoption of this new accounting guidance did not have an impact on the consolidated financial statements for the six months ended June 30, 2026.

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

Financial Highlights

2026 Second Quarter Consolidated Results of Operations

•
Current accident year underwriting income increased 3.2% to $5.8 million for 2026 from $5.6 million of underwriting income for the same period in 2025.
•
Current accident year combined ratio was 94.7% in 2026 compared to 94.6% for the same period in 2025.
•
Gross written premiums increased 9.6% to $117.1 million in 2026 compared to $106.8 million in 2025.
•
Net earned premiums grew 3.7% to $98.7 million in 2026 from $95.1 million in 2025.
•
Net investment income increased 11.2% to $16.4 million in 2026.
•
Net income of $11.1 million, or $0.76 per share diluted, in 2026 compared to $10.3 million, or $0.71 per share diluted, for the same period in 2025.

2026 Year to Date Consolidated Results of Operations

•
Current accident year underwriting income improved to $11.2 million for 2026 compared to an underwriting loss of $4.7 million in same period in 2025. Current accident year combined ratio was 94.8% compared to 103.0% for the same period in 2025.
•
Gross written premiums increased 3.9% to $213.5 million in 2026 compared to $205.5 million in 2025.
•
Net earned premiums grew 4.6% to $197.0 million in 2026 from $188.5 million in 2025.
•
Net investment income was $28.6 million in 2026 compared to $29.5 million in 2025 resulting from increased allocation to U.S. Treasuries
•
Net income of $15.3 million, or $1.05 per share diluted, in 2026 compared to $6.4 million, or $0.43 per share diluted, for the same period in 2025.

2026 Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at June 30, 2026 and December 31, 2025; fixed maturities comprise 98% of total investments at June 30, 2026.
•
Total assets of $1.7 billion at June 30, 2026 and December 31, 2025.
•
No debt at June 30, 2026 and December 31, 2025.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $659.8 million, comprising $522.2 million of share repurchases and $137.6 million of distributions / dividends. This includes $10.3 million of distributions during 2026.
•
Shareholders' equity was $710.9 million at June 30, 2026 compared to $706.6 million at December 31, 2025.
•
Book value per common share was $48.28 at June 30, 2026 compared to $48.96 at December 31, 2025.

Results of Operations

The following table summarizes the Company’s results for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Gross written premiums	$117,096	$106,801	9.6%	$213,546	$205,476	3.9%
Net written premiums	$113,971	$103,914	9.7%	$206,539	$199,778	3.4%

Net earned premiums	$98,689	$95,146	3.7%	$197,044	$188,462	4.6%
Other income	854	540	58.1%	1,701	957	77.7%
Segment revenues	99,543	95,686	4.0%	198,745	189,419	4.9%
Losses and expenses:
Net losses and loss adjustment expenses	53,047	52,948	0.2%	106,908	119,686	(10.7%)
Acquisition costs and other operating expenses (1)	41,788	36,915	13.2%	82,551	74,422	10.9%
Segment income (loss)	4,708	5,823	(19.1%)	9,286	(4,689)	298.0%
Net investment income	16,361	14,707	11.2%	28,579	29,489	(3.1%)
Net realized investment gains (losses)	198	127	55.9%	(2,045)	263	NM
Corporate expenses	(6,842)	(7,528)	(9.1%)	(15,880)	(17,028)	(6.7%)
Income before income taxes	14,425	13,129	9.9%	19,940	8,035	148.2%
Income tax expense	(3,343)	(2,785)	20.0%	(4,612)	(1,680)	174.5%
Net income	$11,082	$10,344	7.1%	$15,328	$6,355	141.2%

Underwriting Ratios:
Loss ratio (2):	53.8%	55.6%		54.3%	63.5%
Expense ratio (3)	41.2%	38.8%		40.7%	39.5%
Combined ratio (4)	95.0%	94.4%		95.0%	103.0%

NM - not meaningful

(1)
Includes third-party distribution expenses of $1.2 million and $2.3 million for the quarter and six months ended June 30, 2026, respectively. There were no third-party distribution expenses in 2025.
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

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended June 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Gross written premiums (1)	$117,257	$109,819	$(161)	$(3,018)	$117,096	$106,801
Net written premiums (2)	$114,134	$106,873	$(163)	$(2,959)	$113,971	$103,914

	Six Months Ended June 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Gross written premiums (1)	$213,764	$208,208	$(218)	$(2,732)	$213,546	$205,476
Net written premiums (2)	$206,759	$202,507	$(220)	$(2,729)	$206,539	$199,778

(1)
Gross written premiums equal the sum of direct and assumed written premiums.
(2)
Net written premiums equal gross written premiums less ceded written premiums.

Belmont Core's gross written premiums increased by 6.8% to $117.3 million for the quarter ended June 30, 2026 compared to $109.8 million for the same period in 2025 and increased 2.7% to $213.8 million for the six months ended June 30, 2026 compared to $208.2 million for the same period in 2025.

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Wholesale Commercial	$70,078	$69,075	1.5%	$131,573	$133,957	(1.8%)
Vacant Express	13,062	12,370	5.6%	24,514	23,291	5.3%
Collectibles	4,760	4,186	13.7%	9,376	8,285	13.2%
Specialty Products	7,814	12,143	(35.7%)	15,561	19,707	(21.0%)
Assumed Reinsurance	21,543	12,045	78.9%	32,740	22,968	42.5%
Total gross written premiums	$117,257	$109,819	6.8%	$213,764	$208,208	2.7%

•
Wholesale Commercial's gross written premiums grew by 1.5% for the quarter ended June 30, 2026, and lower by 1.8% for the six months ended June 30, 2026. The Company maintained its pricing and return standards amidst competitive market conditions, particularly as regards property rate reductions. Wholesale Commercial’s rate change was flat for the quarter and six months ended June 30, 2026.
•
Vacant Express and Collectibles' gross written premiums grew by 5.6% and 13.7% for the quarter ended June 30, 2026, respectively, and grew by 5.3% and 13.2% for the six months ended June 30, 2026, respectively, as compared to the same periods in 2025. This growth was driven by new agency appointments, organic growth of existing agents, and premium rate increases.
•
Gross written premiums for Specialty Products declined 35.7% and 21.0% for the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 due to terminating products not meeting profitability expectations as well as being impacted by competitive market conditions.
•
Assumed Reinsurance grew by 78.9% to $21.5 million and 42.5% to $32.7 million for the quarter and six months ended June 30, 2026, respectively, from $12.0 million and $23.0 million for the same periods in 2025 due to new treaties incepting during 2025 and 2026 and organic growth from existing treaties.

Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Segment Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios for the quarters ended June 30, 2026 and 2025 are as follows:

	Quarters Ended June 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Net earned premiums	$—	$—	$98,834	$97,513	$(145)	$(2,367)	$—	$—	$98,689	$95,146
Commission and service fee income	13,752	14,851	—	—	—	—	(13,412)	(14,851)	340	—
Policy and installment fee income	523	499	—	—	(9)	41	—	—	514	540
Total revenues	14,275	15,350	98,834	97,513	(154)	(2,326)	(13,412)	(14,851)	99,543	95,686
Losses and expenses:
Net losses and loss adjustment expenses	—	—	53,480	56,109	(105)	(2,829)	(328)	(332)	53,047	52,948
Net commission expenses	—	—	34,615	34,079	(84)	(780)	(10,482)	(11,456)	24,049	21,843
Other operating expenses (1)	12,916	13,042	7,365	4,591	60	502	(2,602)	(3,063)	17,739	15,072
Total losses and expenses	12,916	13,042	95,460	94,779	(129)	(3,107)	(13,412)	(14,851)	94,835	89,863
Segment income (loss)	$1,359	$2,308	$3,374	$2,734	$(25)	$781	$—	$—	$4,708	$5,823
Underwriting Ratios:
Loss ratio:
Current accident year			54.1%	56.1%	72.4%	62.3%			53.8%	55.6%
Prior accident year			—	1.4%	—	57.2%			—	—
Calendar year loss ratio			54.1%	57.5%	72.4%	119.5%			53.8%	55.6%
Expense ratio			42.5%	39.7%	16.6%	11.8%			41.2%	38.8%
Combined ratio			96.6%	97.2%	89.0%	131.3%			95.0%	94.4%

Accident year combined ratio			96.3%	95.7%	85.5%	63.6%			94.7%	94.6%

(1) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment income was $1.4 million for the quarter ended June 30, 2026 compared to segment income of $2.3 million for the same period in 2025.

•
Gross written premiums produced for Belmont Core was $87.9 million and $97.8 million for the quarters ended June 30, 2026 and 2025, respectively. Commission income on premiums produced for Belmont Core was $10.5 million and $11.5 million for the quarters ended June 30, 2026 and 2025, respectively, and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $2.9 million and $3.4 million for the quarters ended June 30, 2026 and 2025, respectively. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Third-party commission and service fee income was $0.3 million for the quarter ended June 30, 2026. There was no third-party commission and service fee income for the quarter ended June 30, 2025.
•
Policy and installment fee income was $0.5 million for each of the quarters ended June 30, 2026 and 2025.
•
Other operating expenses of $12.9 million for the quarter ended June 30, 2026 were in line with 2025.

Belmont Core segment

Belmont Core's segment income increased 23.4% to $3.4 million for the quarter ended June 30, 2026 compared to $2.7 million for the same period in 2025. The current accident year combined ratio increased 0.6 points to 96.3% for quarter ended June 30, 2026 from 95.7% for the same period in 2025.

•
Net earned premiums within the Belmont Core segment increased by 1.4% to $98.8 million for the quarter ended June 30, 2026 compared to $97.5 million for the same period in 2025. Property net earned premiums were $39.3 million and $40.4 million for the quarters ended June 30, 2026 and 2025, respectively. Casualty net earned premiums were $59.5 million and $57.1 million for the quarters ended June 30, 2026 and 2025, respectively.
•
The current accident year loss ratio improved by 2.0 points to 54.1% for the quarter ended June 30, 2026 compared to 56.1% for the same period in 2025 primarily driven by an improvement in the catastrophe loss ratio.
•
Net losses and loss adjustment expenses related to prior accident years were zero and $1.4 million for the quarters ended June 30, 2026 and 2025, respectively. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Net earned premiums	$—	$—	$197,205	$189,773	$(161)	$(1,311)	$—	$—	$197,044	$188,462
Commission and service fee income	26,530	28,900	—	—	—	—	(25,802)	(28,900)	728	—
Policy and installment fee income	984	886	—	—	(11)	71	—	—	973	957
Total revenues	27,514	29,786	197,205	189,773	(172)	(1,240)	(25,802)	(28,900)	198,745	189,419
Losses and expenses:
Net losses and loss adjustment expenses	—	—	107,784	122,561	(107)	(2,210)	(769)	(665)	106,908	119,686
Net commission expenses	—	—	67,310	66,483	83	(279)	(20,006)	(22,027)	47,387	44,177
Other operating expenses (1)	26,549	25,674	13,495	9,577	147	1,202	(5,027)	(6,208)	35,164	30,245
Total losses and expenses	26,549	25,674	188,589	198,621	123	(1,287)	(25,802)	(28,900)	189,459	194,108
Segment income (loss)	$965	$4,112	$8,616	$(8,848)	$(295)	$47	$—	$—	$9,286	$(4,689)

Underwriting Ratios:
Loss ratio:
Current accident year			54.7%	63.9%	66.5%	63.0%			54.3%	63.5%
Prior accident year			—	0.7%	—	105.6%			—	—
Calendar year loss ratio			54.7%	64.6%	66.5%	168.6%			54.3%	63.5%
Expense ratio			41.0%	40.1%	(142.9%)	(70.4%)			40.7%	39.5%
Combined ratio			95.7%	104.7%	(76.4%)	98.2%			95.0%	103.0%

Accident year combined ratio			95.6%	104.0%	39.2%	(15.8%)			94.8%	103.0%

(1) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment income was $1.0 million for the six months ended June 30, 2026 compared to segment income of $4.1 million for the same period in 2025.

•
Gross written premiums produced for Belmont Core was $168.0 million and $185.2 million for the six months ended June 30, 2026 and 2025, respectively. Commission income on premiums produced for Belmont Core was $20.0 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively, and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $5.8 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Third-party commission and service fee income was $0.7 million for the six months ended June 30, 2026. There was no third-party commission and service fee income for the six months ended June 30, 2025.
•
Policy and installment fee income was $1.0 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.
•
Other operating expenses increased $0.8 million to $26.5 million for the six months ended June 30, 2026 compared to $25.7 million for the same period in 2025 primarily due to $2.3 million in third-party distribution expenses. There were no third-party distribution expenses in 2025.

Belmont Core segment

Belmont Core's segment income increased to $8.6 million for the six months ended June 30, 2026 compared to a segment loss of $8.8 million for the same period in 2025. Belmont Core's segment loss for the six months ended June 30, 2025 includes net losses and loss adjustment expenses related to California Wildfire events in January 2025 ("California Wildfires") totaling $15.7 million. Excluding California Wildfires in 2025, Belmont Core's segment income increased from $6.8 million for the six months ended June 30, 2025 to $8.6 million for the six months ended June 30, 2026. The current accident year combined ratio improved 8.4 points to 95.6% for six months ended June 30, 2026 from 104.0% for the same period in 2025 mainly due to the California Wildfires which impacted the combined ratio by 8.3 points in 2025.

•
Net earned premiums within the Belmont Core segment increased by 3.9% to $197.2 million for the six months ended June 30, 2026 compared to $189.8 million for the same period in 2025. Property net earned premiums were $78.6 million and $78.1 million for the six months ended June 30, 2026 and 2025, respectively. Casualty net earned premiums were $118.6 million and $111.7 million for the six months ended June 30, 2026 and 2025, respectively.
•
The current accident year loss ratio improved by 9.2 points to 54.7% for the six months ended June 30, 2026 compared to 63.9% for the same period in 2025 primarily driven by an improvement in the catastrophe loss ratio. The California Wildfires impacted the 2025 current accident year loss ratio by 8.3 points.
•
Net losses and loss adjustment expenses related to prior accident years were zero and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended June 30,			Quarters Ended June 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	Point Change
Property losses
Non-catastrophe	$15,704	$16,355	(4.0%)	39.8%	40.5%	(0.7)
Catastrophe	2,890	5,202	(44.4%)	7.3%	12.9%	(5.6)
Property losses	18,594	21,557	(13.7%)	47.1%	53.4%	(6.3)
Casualty losses	34,886	33,196	5.1%	58.7%	58.1%	0.6
Total accident year losses	$53,480	$54,753	(2.3%)	54.1%	56.1%	(2.0)

•
The current accident year non-catastrophe property loss ratio was 39.8% for the quarter ended June 30, 2026 compared to 40.5% for the same period in 2025, an improvement of 0.7 points, driven by lower claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses decreased to $2.9 million for the quarter ended June 30, 2026 compared to $5.2 million for the same period in 2025 driven by lower claims frequency.

•
The current accident year casualty loss ratio increased by 0.6 points during the quarter ended June 30, 2026 as compared to the same period in 2025 mainly driven by a change in mix of business.

	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	Point Change
Property losses
Non-catastrophe	$32,716	$33,440	(2.2%)	41.6%	42.8%	(1.2)
Catastrophe	5,090	23,069	(77.9%)	6.5%	29.6%	(23.1)
Property losses	37,806	56,509	(33.1%)	48.1%	72.4%	(24.3)
Casualty losses	69,978	64,663	8.2%	59.0%	57.8%	1.2
Total accident year losses	$107,784	$121,172	(11.0%)	54.7%	63.9%	(9.2)

•
The current accident year non-catastrophe property loss ratio was 41.6% for the six months ended June 30, 2026 compared to 42.8% for the same period in 2025, an improvement of 1.2 points, driven by lower claims frequency.

•
The current accident year catastrophe net losses and loss adjustment expenses decreased to $5.1 million for the six months ended June 30, 2026 compared to $23.1 million for the same period in 2025 which included $15.7 million of catastrophe losses related to the California Wildfires. Excluding California Wildfires in 2025, the current accident year catastrophe loss ratio improved from 9.5% for the six months ended June 30, 2025 to 6.5% for the six months ended June 30, 2026 driven by lower claims frequency.

•
The current accident year casualty loss ratio increased by 1.2 points during the six months ended June 30, 2026 mainly driven by a change in mix of business.

The following table summarizes the components of the expense ratio:

	Quarters Ended June 30,		Point	Six Months Ended June 30,		Point
	2026	2025	Change	2026	2025	Change
Net commission expenses	35.0%	34.9%	0.1	34.1%	35.0%	(0.9)
Other underwriting expenses	7.5%	4.8%	2.7	6.9%	5.1%	1.8
Expense Ratio	42.5%	39.7%	2.8	41.0%	40.1%	0.9

Belmont Non-Core segment

Belmont Non-Core segment comprises lines of business that have been de-emphasized or are no longer being written. Belmont Non-Core recognized a segment loss of less than $0.1 million and segment income of $0.8 million during the quarters ended June 30, 2026 and 2025, respectively, and a segment loss of $0.3 million and segment income of less than $0.1 million during the six months ended June 30, 2026 and 2025, respectively.

Net investment income

Net investment income increased 11.2% to $16.4 million for the quarter ended June 30, 2026 from $14.7 million for the same period in 2025 and decreased 3.1% to $28.6 million for the six months ended June 30, 2026 from $29.5 million for the same period in 2025.

	Quarters Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Fixed maturities	$13,515	$15,146	$(1,631)	$27,108	$29,898	$(2,790)
Equities	602	169	433	1,189	285	904
Limited partnerships	2,244	(608)	2,852	282	(694)	976
Net investment income	$16,361	$14,707	$1,654	$28,579	$29,489	$(910)

•
Net investment income from the Company’s fixed maturities portfolio decreased by 10.8% and 9.3% for the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 primarily due to a lower average yield in 2026 as compared to 2025 due to an increase in allocation to U.S. Treasuries.

•
Net investment income from equities increased by $0.4 million to $0.6 million for the quarter ended June 30, 2026 and increased by $0.9 million to $1.2 million for the six months ended June 30, 2026, respectively, as compared to the same periods in 2025 primarily driven by the Company's investment in common equities during the third quarter of 2025.

•
Income from limited partnerships increased by $2.9 million and $1.0 million for the quarter and six months ended June 30, 2026, respectively, which was attributable to the increase in market value in one of the Company's limited partnership investments during the second quarter of 2026.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating, duration of 1.1 years, and consists of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Structured bonds (1)	$497,118	$393,156
Other fixed maturities	227,328	291,717
U.S. treasuries	562,278	640,629
Total fixed maturities	$1,286,724	$1,325,502

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.4 years as of June 30, 2026 compared with 0.5 years as of December 31, 2025. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and six months ended June 30, 2026 and 2025 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Equity securities	$244	$161	$(2,020)	$284
Fixed maturities	(46)	(34)	(25)	(21)
Net realized investment gains (losses)	$198	$127	$(2,045)	$263

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and six months ended June 30, 2026 and 2025.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses decreased $0.7 million to $6.8 million for the quarter ended June 30, 2026 from $7.5 million for the same period in 2025 primarily due to a reduction in professional and advisory fees.

Corporate expenses decreased $1.1 million to $15.9 million for the six months ended June 30, 2026 from $17.0 million for the same period in 2025 primarily due to a reduction in professional and advisory fees partially offset by an increase in severance related compensation.

Income Tax Expense

Income tax expense was $3.3 million on net income before tax of $14.4 million for the quarter ended June 30, 2026. This compares to income tax expense of $2.8 million on net income before tax of $13.1 million for the same period in 2025.

Income tax expense was $4.6 million on net income before tax of $19.9 million for the six months ended June 30, 2026. This compares to income tax expense of $1.7 million on net income before tax of $8.0 million for the same period in 2025.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The Company had net income of $11.1 million during the quarter ended June 30, 2026 compared to net income of $10.3 million for the same period in 2025 and net income of $15.3 million during the six months ended June 30, 2026 compared to net income of $6.4 million for the same period in 2025. Excluding California Wildfires, net income would have been $18.8 million for the six months ended June 30, 2025.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at June 30, 2026. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $718.5 million and $750.2 million as of June 30, 2026 and December 31, 2025, respectively, and net reserves of $656.9 million and $689.3 million as of June 30, 2026 and December 31, 2025, respectively. A breakout of the Company’s gross and net reserves is as follows:

	June 30, 2026
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$150,735	$311,798	$462,533	$150,005	$303,902	$453,907
Belmont Non-Core	98,606	157,376	255,982	66,235	136,798	203,033
Total	$249,341	$469,174	$718,515	$216,240	$440,700	$656,940

	December 31, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$153,062	$308,084	$461,146	$152,468	$300,278	$452,746
Belmont Non-Core	102,432	186,613	289,045	71,673	164,874	236,547
Total	$255,494	$494,697	$750,191	$224,141	$465,152	$689,293

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $106.9 million for claims occurring during the six months ended June 30, 2026:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(15,502)	(10,424)	(5,345)	(267)	4,811
	-3%	(13,577)	(8,392)	(3,207)	1,978	7,163
	-2%	(12,615)	(7,377)	(2,138)	3,100	8,339
	-1%	(11,653)	(6,361)	(1,069)	4,223	9,515
	0%	(10,691)	(5,345)	—	5,345	10,691
	1%	(9,729)	(4,330)	1,069	6,468	11,867
	2%	(8,766)	(3,314)	2,138	7,590	13,043
	3%	(7,804)	(2,299)	3,207	8,713	14,219
	5%	(5,880)	(267)	5,345	10,958	16,571

The Company’s net reserves for losses and loss adjustment expenses of $656.9 million as of June 30, 2026 relate to multiple accident years. Therefore, the impact of changes in loss frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

	Quarters Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property - Belmont Core
Non catastrophe property (1)	$(2,584)	(6.6%)	$12,320	30.5%	$14,400	18.3%	$28,969	37.1%
Effect of prior accident year	18,288	46.4%	4,035	10.0%	18,316	23.3%	4,471	5.7%
Non catastrophe property excluding the effect of prior accident year (2)	$15,704	39.8%	$16,355	40.5%	$32,716	41.6%	$33,440	42.8%

Catastrophe (1)	$(276)	(0.7%)	$4,960	12.3%	$1,931	2.5%	$22,950	29.4%
Effect of prior accident year	3,166	8.0%	242	0.6%	3,159	4.0%	119	0.2%
Catastrophe excluding the effect of prior accident year (2)	$2,890	7.3%	$5,202	12.9%	$5,090	6.5%	$23,069	29.6%

Total property (1)	$(2,860)	(7.3%)	$17,280	42.8%	$16,331	20.8%	$51,919	66.5%
Effect of prior accident year	21,454	54.4%	4,277	10.6%	21,475	27.3%	4,590	5.9%
Total property excluding the effect of prior accident year (2)	$18,594	47.1%	$21,557	53.4%	$37,806	48.1%	$56,509	72.4%

Casualty - Belmont Core
Total casualty (1)	$56,340	94.8%	$38,829	68.0%	$91,453	77.1%	$70,642	63.2%
Effect of prior accident year	(21,454)	(36.1%)	(5,633)	(9.9%)	(21,475)	(18.1%)	(5,979)	(5.4%)
Total casualty excluding the effect of prior accident year (2)	$34,886	58.7%	$33,196	58.1%	$69,978	59.0%	$64,663	57.8%

Total - Belmont Core
Total property and casualty (1)	$53,480	54.1%	$56,109	57.5%	$107,784	54.7%	$122,561	64.6%
Effect of prior accident year	—	—	(1,356)	(1.4%)	—	—	(1,389)	(0.7%)
Total property and casualty excluding the effect of prior accident year (2)	$53,480	54.1%	$54,753	56.1%	$107,784	54.7%	$121,172	63.9%

(1)
Most directly comparable GAAP measure / ratio.
(2)
Non-GAAP financial measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Belmont Core segment income excluding California Wildfires
Belmont Core segment income (loss) (1)	$8,616	$(8,848)
California Wildfires net losses and loss adjustment expenses	—	15,684
Belmont Core segment income excluding California Wildfires (2)	$8,616	$6,836

Net income excluding California Wildfires
Net income (1)	$15,328	$6,355
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	—	12,406
Net income excluding California Wildfires (2)	$15,328	$18,761

Belmont Core current accident year catastrophe loss ratio excluding California Wildfires
Belmont Core current accident year catastrophe loss ratio (4)	6.5%	29.6%
Impact of California Wildfires	—	(20.1%)
Belmont Core current accident year catastrophe loss ratio excluding California Wildfires (2)	6.5%	9.5%

(1) Most directly comparable GAAP measure / ratio.

(2) Non-GAAP financial measure / ratio.

(3) Represents net losses and loss adjustment expenses of $15.7 million less tax benefit of $3.3 million.

(4) See previous table for reconciliation of non-GAAP financial measures or ratios to its most directly comparable GAAP measure or ratio for current accident year catastrophe loss ratio.

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

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2025 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for further information on dividend limitations related to the insurance companies. There were no dividends declared by the Company's insurance subsidiaries during the quarter and six months ended June 30, 2026.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, operating expenses, and corporate expenses. Operating cash flows are generally used for investing and financing activities. Funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by (used for) operating activities was $33.7 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively, consisting of the following:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Net premiums collected	$191,160	$210,884	$(19,724)
Net losses and loss adjustment expenses paid	(136,182)	(150,544)	14,362
Operating and corporate expenses	(109,754)	(90,537)	(19,217)
Net investment income	28,108	41,607	(13,499)
Income taxes paid	(7,015)	(2,012)	(5,003)
Net cash provided by (used for) operating activities	$(33,683)	$9,398	$(43,081)

The decrease in cash flows of $43.1 million in 2026 compared to the same period in 2025 consists of:

•
$25 million from non-investment cashflows driven by (i) decline in cash from premiums on discontinued assumed reinsurance and discontinued specialty product business and (ii) operating expenses due to higher severance and bonus related compensation, higher contingent commissions, and capital outlays for the Company’s multi-year investment to develop a proprietary cloud-hosted, multi-tenant platform for its property and casualty insurance products offset partially by a decline in net losses and loss adjustment expenses mainly driven by California Wildfires in 2025.
•
$13 million from investment income mainly due to the timing of maturities on its U.S. Treasury bills.
•
$5 million increase in income taxes paid in 2026 reflects the decline in net operating loss carryforwards available to offset federal taxes.

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

Liquidity

The Board of Directors approved a quarterly distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 20, 2026 and June 18, 2026. Distributions paid to common shareholders were $10.1 million during the six months ended June 30, 2026. In addition, distributions of $0.2 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the six months ended June 30, 2026.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $1.6 million and $6.5 million were received during the quarter and six months ended June 30, 2026, respectively. The Global Debt Fund, LP had a fair market value of $2.9 million at June 30, 2026.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and six months ended June 30, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and six months ended June 30, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s capital resources.

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

Please see Item 7A of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and six months ended June 30, 2026.

There were no shares surrendered by the Company's employees during the quarter and six months ended June 30, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

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

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: August 6, 2026	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)