Form 10-Q
period 2026-09-30
Global Indemnity Group, LLC
filed 2026-11-05
CIK 1494904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 5, 2026, the registrant had outstanding 10,847,002 class A common shares (including 780,000 class A common shares designated as class A-2 common shares) and 3,793,612 class B common shares.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets As of September 30, 2026 (Unaudited) and December 31, 2025	3

	Consolidated Statements of Operations Quarters and Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) Quarters and Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity Quarters and Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	6

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	49

Signature		50

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL INDEMNITY GROUP, LLC

Consolidated Balance Sheets

(In thousands, except share amounts)

	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: $1,201,566 and $1,330,310; net of allowance for expected credit losses of $0 at September 30, 2026 and December 31, 2025)	$1,180,585	$1,325,502
Equity securities, at fair value	21,611	33,673
Other invested assets	8,352	17,097
Total investments	1,210,548	1,376,272
Cash and cash equivalents	173,109	65,542
Premium receivables, net of allowance for expected credit losses of $3,843 at September 30, 2026 and $3,640 at December 31, 2025	81,040	66,969
Reinsurance receivables, net of allowance for expected credit losses of $1,488 at September 30, 2026 and December 31, 2025	60,900	62,595
Funds held by ceding insurers	21,435	22,114
Deferred income taxes	24,403	20,076
Deferred acquisition costs	45,071	41,183
Intangible assets	16,497	16,845
Goodwill	4,820	4,820
Prepaid reinsurance premiums	3,621	3,607
Income tax receivable	2,364	2,617
Lease right of use assets	7,087	8,166
Other assets	35,888	29,956
Total assets	$1,686,783	$1,720,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$706,337	$750,191
Unearned premiums	193,852	182,728
Reinsurance balances payable	10,437	1,860
Payable for securities	19,721	21,594
Contingent commissions	6,293	7,159
Lease liabilities	6,831	8,331
Other liabilities	38,429	42,309
Total liabilities	$981,900	$1,014,172
Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Series A cumulative fixed rate preferred shares, $1,000 par value; 100,000,000 shares authorized, shares issued and outstanding: 4,000 and 4,000 shares, respectively, liquidation preference: $1,000 per share and $1,000 per share, respectively	4,000	4,000
Common shares: no par value; 900,000,000 common shares authorized; class A common shares issued: 12,134,770 and 11,844,995, respectively, (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class A common shares outstanding: 10,847,002 and 10,557,227, respectively (inclusive of class A common shares designated as class A-2 common shares of 780,000 and 550,000, respectively); class B common shares issued and outstanding: 3,793,612 and 3,793,612, respectively	—	—
Additional paid-in capital	467,954	465,720
Accumulated other comprehensive income (loss), net of tax	(16,713)	(4,000)
Retained earnings	282,334	273,562
Class A common shares in treasury, at cost: 1,287,768 and 1,287,768 shares, respectively	(32,692)	(32,692)
Total shareholders’ equity	704,883	706,590
Total liabilities and shareholders’ equity	$1,686,783	$1,720,762

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Gross written premiums	$102,774	$108,369	$316,320	$313,845
Ceded written premiums	(2,772)	(2,826)	(9,779)	(8,524)
Net written premiums	100,002	105,543	306,541	305,321
Change in net unearned premiums	(1,614)	(5,873)	(11,109)	(17,189)
Net earned premiums	98,388	99,670	295,432	288,132
Net investment income	14,492	17,911	43,071	47,400
Net realized investment losses	(775)	(3,994)	(2,820)	(3,731)
Other income	832	611	2,533	1,568
Total revenues	112,937	114,198	338,216	333,369

Losses and Expenses:
Net losses and loss adjustment expenses	52,164	49,875	159,072	169,561
Acquisition costs and other operating expenses	41,844	40,415	124,395	114,837
Corporate expenses	7,316	7,844	23,196	24,872
Income before income taxes	11,613	16,064	31,553	24,099
Income tax expense	2,740	3,541	7,352	5,221
Net income	$8,873	$12,523	$24,201	$18,878
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$8,763	$12,413	$23,871	$18,548

Per share data:
Net income available to common shareholders
Basic	$0.61	$0.87	$1.66	$1.31
Diluted	$0.61	$0.86	$1.65	$1.30
Weighted-average number of shares outstanding
Basic	14,410,614	14,296,628	14,380,631	14,147,848
Diluted	14,458,594	14,357,909	14,430,139	14,222,845
Cash distributions declared per common share	$0.35	$0.35	$1.05	$1.05

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,873	$12,523	$24,201	$18,878

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses)	(10,471)	413	(13,305)	6,084
Reclassification adjustment for losses included in net income	509	28	530	51
Unrealized foreign currency translation gains	15	16	62	75
Other comprehensive income (loss), net of tax	(9,947)	457	(12,713)	6,210

Comprehensive income (loss), net of tax	$(1,074)	$12,980	$11,488	$25,088

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	(Unaudited) Quarters Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2026	2025	2026	2025
Number of Series A Cumulative Fixed Rate Preferred Shares
Number at beginning and end of period	4,000	4,000	4,000	4,000
Number of class A common shares issued:
Number at beginning of period	12,134,770	11,790,484	11,844,995	11,202,355
Common shares designated as class A-2 common shares issued under share incentive plans	—	—	230,000	550,000
Common shares issued to directors	—	27,626	59,775	65,755
Number at end of period	12,134,770	11,818,110	12,134,770	11,818,110
Number of class B common shares issued:
Number at beginning and end of period	3,793,612	3,793,612	3,793,612	3,793,612
Par value of Series A Cumulative Fixed Rate Preferred Shares
Balance at beginning and end of period	$4,000	$4,000	$4,000	$4,000
Additional paid-in capital:
Balance at beginning of period	$467,748	$463,816	$465,720	$459,578
Share compensation plans	206	980	2,234	5,218
Balance at end of period	$467,954	$464,796	$467,954	$464,796
Accumulated other comprehensive income (loss), net of deferred income tax:
Balance at beginning of period	$(6,766)	$(4,657)	$(4,000)	$(10,410)
Other comprehensive income (loss):
Change in unrealized holding gains (losses)	(9,962)	441	(12,775)	6,135
Unrealized foreign currency translation gains	15	16	62	75
Other comprehensive income (loss)	(9,947)	457	(12,713)	6,210
Balance at end of period	$(16,713)	$(4,200)	$(16,713)	$(4,200)
Retained earnings:
Balance at beginning of period	$278,615	$264,821	$273,562	$268,673
Net income	8,873	12,523	24,201	18,878
Preferred share distributions	(110)	(110)	(330)	(330)
Distributions to shareholders ($0.35 per share per quarter in 2026 and 2025)	(5,044)	(5,003)	(15,099)	(14,990)
Balance at end of period	$282,334	$272,231	$282,334	$272,231
Number of treasury shares:
Number at beginning and end of period	1,287,768	1,287,768	1,287,768	1,287,768
Treasury shares, at cost:
Balance at beginning and end of period	$(32,692)	$(32,692)	$(32,692)	$(32,692)
Total shareholders’ equity	$704,883	$704,135	$704,883	$704,135

See accompanying notes to the consolidated financial statements.

GLOBAL INDEMNITY GROUP, LLC

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$24,201	$18,878
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	4,669	4,136
Restricted stock and stock option expense	2,234	5,218
Deferred income taxes	(945)	2,935
Amortization of bond premium and discount, net	(459)	12,536
Net realized investment losses	2,820	3,731
Loss from equity method investments, net of distributions	717	342
Changes in:
Premium receivables, net	(14,071)	3,552
Reinsurance receivables, net	1,695	2,593
Funds held by ceding insurers	759	6,201
Unpaid losses and loss adjustment expenses	(43,854)	(38,710)
Unearned premiums	11,124	17,530
Reinsurance balances payable	8,577	(5,481)
Other assets and liabilities	(14,556)	(7,174)
Contingent commissions	(866)	(1,220)
Income tax receivable / payable	253	(5,246)
Deferred acquisition costs	(3,888)	(4,387)
Prepaid reinsurance premiums	(14)	(341)
Net cash provided by (used for) operating activities	(21,604)	15,093
Cash flows from investing activities:
Proceeds from sale of fixed maturities	230,811	201,033
Proceeds from sale of equity securities	3,550	—
Proceeds from maturity of fixed maturities	1,968,948	1,749,775
Proceeds from maturity of preferred stock	6,358	—
Proceeds from other invested assets	8,028	9,988
Purchases of fixed maturities	(2,073,095)	(1,880,892)
Purchases of equity securities	—	(25,024)
Acquisition of business, net of cash acquired	—	(1,305)
Net cash provided by investing activities	144,600	53,575
Cash flows from financing activities:
Distributions paid to common shareholders	(15,099)	(9,987)
Distributions paid to preferred shareholders	(330)	(330)
Net cash used for financing activities	(15,429)	(10,317)
Net change in cash and cash equivalents	107,567	58,351
Cash and cash equivalents at beginning of period	65,542	17,009
Cash and cash equivalents at end of period	$173,109	$75,360
Supplemental disclosure of cash flow information:
Income tax paid	$8,044	$7,532
Interest paid	—	—

See accompanying notes to the consolidated financial statements.

1.
Principles of Consolidation and Basis of Presentation

Global Indemnity Group, LLC (“Global Indemnity” or “the Company”) is a Delaware limited liability company. As of September 30, 2026, Global Indemnity Group, LLC’s class A common shares (excluding the 780,000 class A common shares designated as class A-2 common shares) are publicly traded on the Nasdaq Global Select Market under the ticker symbol GBLI. Global Indemnity Group, LLC’s predecessors have been publicly traded since 2003.

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

The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair statement of results for the interim periods. Results of operations for the quarters and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results of a full year. The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of Global Indemnity Group, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2. Investments

The amortized cost and estimated fair value of the Company’s fixed maturities securities were as follows as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2026
Fixed maturities:
U.S. treasuries	$278,123	$—	$9	$(513)	$277,619
Obligations of states and political subdivisions	8,545	—	—	(423)	8,122
Mortgage-backed securities	219,644	—	374	(9,817)	210,201
Asset-backed securities	288,236	—	637	(6,164)	282,709
Commercial mortgage-backed securities	190,099	—	305	(3,806)	186,598
Corporate bonds	149,579	—	32	(894)	148,717
Foreign corporate bonds	67,340	—	17	(738)	66,619
Total fixed maturities	$1,201,566	$—	$1,374	$(22,355)	$1,180,585

(Dollars in thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2025
Fixed maturities:
U.S. treasuries	$640,533	$—	$216	$(120)	$640,629
Obligations of states and political subdivisions	14,515	—	—	(350)	14,165
Mortgage-backed securities	199,901	—	2,610	(3,451)	199,060
Asset-backed securities	139,690	—	1,227	(3,649)	137,268
Commercial mortgage-backed securities	58,202	—	89	(1,463)	56,828
Corporate bonds	198,970	—	1,090	(867)	199,193
Foreign corporate bonds	78,499	—	425	(565)	78,359
Total fixed maturities	$1,330,310	$—	$5,657	$(10,465)	$1,325,502

As of September 30, 2026 and December 31, 2025, the Company’s investments in equity securities consist of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Common stock	$15,343	$21,006
Preferred stock	6,268	12,667
Total	$21,611	$33,673

Excluding U.S. treasuries and limited partnerships, the Company did not hold any debt securities or equity investments in a single issuer in excess of 2.7% of shareholders' equity at September 30, 2026 and December 31, 2025.

The amortized cost and estimated fair value of the Company’s fixed maturities portfolio classified as available for sale at September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$417,011	$416,924
Due in one year through five years	78,000	76,528
Due in five years through ten years	1,885	1,697
Due after ten years	6,691	5,928
Mortgage-backed securities	219,644	210,201
Asset-backed securities	288,236	282,709
Commercial mortgage-backed securities	190,099	186,598
Total	$1,201,566	$1,180,585

The following table contains an analysis of the Company’s fixed income securities with gross unrealized losses that are not deemed to have credit losses, categorized by the period that the securities were in a continuous loss position as of September 30, 2026. The fair value amounts reported in the table are estimates that are prepared using the process described in Note 3.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities:
U.S. treasuries	$239,582	$(412)	$4,357	$(101)	$243,939	$(513)
Obligations of states and political subdivisions	—	—	4,622	(423)	4,622	(423)
Mortgage-backed securities	185,653	(5,268)	22,060	(4,549)	207,713	(9,817)
Asset-backed securities	95,567	(1,769)	27,933	(4,395)	123,500	(6,164)
Commercial mortgage-backed securities	149,007	(3,188)	22,699	(618)	171,706	(3,806)
Corporate bonds	23,209	(55)	16,994	(839)	40,203	(894)
Foreign corporate bonds	29,040	(66)	8,989	(672)	38,029	(738)
Total fixed maturities	$722,058	$(10,758)	$107,654	$(11,597)	$829,712	$(22,355)

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

According to accounting guidance for debt securities in an unrealized loss position, the Company is required to assess whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before the anticipated recovery. If either of these conditions is met, any allowance for expected credit losses is written off and the amortized cost basis is written down to the fair value of the fixed maturity security with any incremental impairment reported in earnings. The new amortized cost basis shall not be adjusted for subsequent recoveries in fair value. Subject to the risks and uncertainties in evaluating the potential impairment of a security's value, the impairment evaluation conducted by the Company as of September 30, 2026 and December 31, 2025 concluded the unrealized losses in the tables above are non-credit losses on securities where management does not intend to sell, and it is more likely than not that the Company will not be required to sell the security before recovery.

The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of the available for sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. The Company made an accounting policy election to present the accrued interest receivable balance with other assets on the Company’s consolidated statements of financial position. Accrued interest receivable related to fixed maturities was $5.3 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively.

The following is a description, by asset type, of the methodology and significant inputs that the Company used to measure the amount of credit loss recognized in earnings, if any:

U.S. treasuries – As of September 30, 2026, gross unrealized losses related to U.S. treasuries were $0.513 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, macroeconomic and market analysis is conducted in evaluating these securities. Consideration is given to the interest rate environment, duration and yield curve management of the portfolio, sector allocation and security selection. Based on the analysis performed, the Company did not recognize a credit loss on U.S. treasuries during the period.

Obligations of states and political subdivisions – As of September 30, 2026, gross unrealized losses related to obligations of states and political subdivisions were $0.423 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, elements that may influence the performance of the municipal bond market are considered in evaluating these securities such as investor expectations, supply and demand patterns, and current versus historical yield and spread relationships. The analysis relies on the output of fixed income credit analysts, as well as dedicated municipal bond analysts who perform extensive in-house fundamental analysis on each issuer, regardless of their rating by the major agencies. Based on the analysis performed, the Company did not recognize a credit loss on obligations of states and political subdivisions during the period.

Mortgage-backed securities (“MBS”) – As of September 30, 2026, gross unrealized losses related to mortgage-backed securities were $9.817 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, mortgage-backed securities are modeled to project principal losses under downside, base, and upside scenarios for the economy and home prices. The primary assumption that drives the security and loan level modeling is the Home Price Index (“HPI”) projection. These forecasts incorporate not just national macro-economic trends, but also regional impacts to arrive at the most granular and detailed and comprehensive projections. These assumptions are incorporated into the model as a basis to generate delinquency probabilities, default curves, loss severity curves, and voluntary prepayment curves at the loan level within each deal. The model utilizes HPI-adjusted current loan to value, payment history, loan terms, loan modification history, and borrower characteristics as inputs to generate expected cash flows and principal loss for each bond under various scenarios. Based on the analysis performed, the Company did not recognize a credit loss on mortgage-backed securities during the period.

Asset backed securities (“ABS”) - As of September 30, 2026, gross unrealized losses related to asset backed securities were $6.164 million. The weighted average credit enhancement for the Company’s asset backed portfolio is 26.8. This represents the percentage of pool losses that can occur before an asset backed security will incur its first dollar of principal losses. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, every ABS transaction is analyzed on a stand-alone basis. This analysis involves a thorough review of the collateral, prepayment, and structural risk in each transaction. Additionally, the analysis includes an in-depth credit analysis of the originator and servicer of the collateral. The analysis projects an expected loss for a deal given a set of assumptions specific to the asset type. These assumptions are used to calculate at what level of losses the deal will incur its first dollar of principal loss. The major assumptions used to calculate this ratio are loss severities, recovery lags, and no advances on principal and interest. Based on the analysis performed, the Company did not recognize a credit loss on asset backed securities during the period.

Commercial mortgage-backed securities (“CMBS”) - As of September 30, 2026, gross unrealized losses related to the CMBS portfolio were $3.806 million. The weighted average credit enhancement for the Company’s CMBS portfolio is 24.3. This represents the percentage of pool losses that can occur before a commercial mortgage-backed security will incur its first dollar of principal loss. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, a loan level analysis is utilized where every underlying CMBS loan is re-underwritten based on a set of assumptions reflecting expectations for the future path of the economy. Each loan is analyzed over time using a series of tests to determine if a credit event will occur during the life of the loan. Inherent in this process are several economic scenarios and their corresponding rent/vacancy and capital market states. The five primary credit events that frame the analysis include loan modifications, term default, balloon default, extension, and ability to pay off the balloon. The resulting output is the expected loss adjusted cash flows for each bond under base case and distressed scenarios. Based on the analysis performed, the Company did not recognize a credit loss on commercial mortgage-backed securities during the period.

Corporate bonds - As of September 30, 2026, gross unrealized losses related to corporate bonds were $0.894 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, analysis for this asset class includes maintaining detailed financial models that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on corporate bonds during the period.

Foreign bonds – As of September 30, 2026, gross unrealized losses related to foreign bonds were $0.738 million. To assess whether the decline in fair value below amortized cost has resulted from a credit loss or other factors, detailed financial models are maintained that include a projection of each issuer’s future financial performance, including prospective debt servicing capabilities, capital structure composition, and the value of the collateral. The analysis incorporates the macroeconomic environment, industry conditions in which the issuer operates, the issuer’s current competitive position, its vulnerability to changes in the competitive and regulatory environment, issuer liquidity, issuer commitment to bondholders, issuer creditworthiness, and asset protection. Part of the process also includes running downside scenarios to evaluate the expected likelihood of default as well as potential losses in the event of default. Based on the analysis performed, the Company did not recognize a credit loss on foreign bonds during the period.

The Company has evaluated its investment portfolio and has determined that an allowance for expected credit losses on its investments is not required.

Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2026 and December 31, 2025 was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Net unrealized gains (losses) from:
Fixed maturities	$(20,981)	$(4,808)
Foreign currency fluctuations	(62)	(140)
Deferred taxes	4,330	948
Accumulated other comprehensive income (loss), net of tax	$(16,713)	$(4,000)

The following tables present the changes in accumulated other comprehensive income (loss), by components, for the quarters and nine months ended September 30, 2026 and 2025:

Quarter Ended September 30, 2026 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(6,702)	$(64)	$(6,766)
Other comprehensive income (loss) before reclassification, before tax	(13,240)	19	(13,221)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	641	—	641
Other comprehensive income (loss), before tax	(12,599)	19	(12,580)
Income tax benefit (expense)	2,637	(4)	2,633
Ending balance, net of tax	$(16,664)	$(49)	$(16,713)

Quarter Ended September 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(4,512)	$(145)	$(4,657)
Other comprehensive income before reclassification, before tax	524	20	544
Amounts reclassified from accumulated other comprehensive income (loss), before tax	27	—	27
Other comprehensive income, before tax	551	20	571
Income tax expense	(109)	(5)	(114)
Ending balance, net of tax	$(4,070)	$(130)	$(4,200)

Nine Months Ended September 30, 2026 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(3,889)	$(111)	$(4,000)
Other comprehensive income (loss) before reclassification, before tax	(16,839)	78	(16,761)
Amounts reclassified from accumulated other comprehensive income (loss), before tax	666	—	666
Other comprehensive income (loss), before tax	(16,173)	78	(16,095)
Income tax benefit (expense)	3,398	(16)	3,382
Ending balance, net of tax	$(16,664)	$(49)	$(16,713)

Nine Months Ended September 30, 2025 (Dollars in thousands)	Unrealized Gains and Losses on Available for Sale Securities	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
Beginning balance, net of tax	$(10,205)	$(205)	$(10,410)
Other comprehensive income before reclassification, before tax	7,644	95	7,739
Amounts reclassified from accumulated other comprehensive income (loss), before tax	48	—	48
Other comprehensive income, before tax	7,692	95	7,787
Income tax expense	(1,557)	(20)	(1,577)
Ending balance, net of tax	$(4,070)	$(130)	$(4,200)

The reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Quarters Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2026	2025
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$641	$27
	Income tax expense (benefit)	(132)	1
	Total reclassifications, net of tax	$509	$28

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Operations	2026	2025
Unrealized gains and losses on available for sale securities	Other net realized investment losses	$666	$48
	Income tax expense (benefit)	(136)	3
	Total reclassifications, net of tax	$530	$51

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed maturities:
Gross realized gains	$74	$8	$138	$69
Gross realized losses	(715)	(35)	(804)	(117)
Net realized gains (losses)	(641)	(27)	(666)	(48)
Equity securities:
Gross realized gains	221	38	549	322
Gross realized losses	(355)	(4,005)	(2,703)	(4,005)
Net realized gains (losses)	(134)	(3,967)	(2,154)	(3,683)
Total net realized investment gains (losses)	$(775)	$(3,994)	$(2,820)	$(3,731)

The following table shows the calculation of the portion of realized gains and losses related to equity securities held as of September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity securities	$(134)	$(3,967)	$(2,154)	$(3,683)
Less: net gains (losses) recognized during the period on equity securities sold during the period	7	—	(1,068)	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held	$(141)	$(3,967)	$(1,086)	$(3,683)

The proceeds from sales and redemptions of available for sale and equity securities resulting in net realized investment gains (losses) for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Fixed maturities	$230,811	$201,033
Equity securities	3,550	—

Net Investment Income

The sources of net investment income for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed maturities	$14,448	$14,972	$41,834	$44,268
Equity securities	535	716	1,724	1,001
Cash and cash equivalents	679	715	1,500	2,321
Other invested assets	(602)	2,012	(320)	1,318
Total investment income	15,060	18,415	44,738	48,908
Investment expense	(568)	(504)	(1,667)	(1,508)
Net investment income	$14,492	$17,911	$43,071	$47,400

The Company’s total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net investment income	$14,492	$17,911	$43,071	$47,400
Net realized investment gains (losses)	(775)	(3,994)	(2,820)	(3,731)
Change in unrealized holding gains (losses)	(12,580)	571	(16,095)	7,787
Net realized and unrealized investment returns	(13,355)	(3,423)	(18,915)	4,056
Total investment return	$1,137	$14,488	$24,156	$51,456
Total investment return % (1)	0.1%	1.0%	1.7%	3.6%
Average investment portfolio (2)	$1,367,795	$1,434,105	$1,392,080	$1,437,944

(1)
Not annualized.
(2)
Average of total cash and invested assets, net of receivable/payable for securities, as of the beginning and end of the period.

As of September 30, 2026 and December 31, 2025, the Company did not own any fixed maturity securities that were non-income producing for the preceding twelve months.

Bonds Held on Deposit

Certain cash and cash equivalents and bonds available for sale were deposited with various governmental authorities in accordance with statutory requirements, were held as collateral, or were held in trust. The fair values were as follows as of September 30, 2026 and December 31, 2025:

	Estimated Fair Value
(Dollars in thousands)	September 30, 2026	December 31, 2025
On deposit with governmental authorities	$19,361	$19,919
Held in trust pursuant to assumed reinsurance contracts	108,165	105,756
Total (1)	$127,526	$125,675

(1)
Includes cash and cash equivalents of $17.7 million and $5.8 million at September 30, 2026 and December 31, 2025, respectively, with the remainder related to bonds available for sale.

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

The Company has interests in three limited partnership investments with an aggregate carrying value approximating fair value of $8.4 million and $17.1 million as of September 30, 2026 and December 31, 2025. These investments are accounted for under the equity method. The Company has a variable interest in two of these limited partnership investments (each with an ownership interest exceeding 3%), for which it is not the primary beneficiary.

The carrying value of one of the Company’s VIEs, the European Non-Performing Loan Fund, LP, which invests in distressed securities and assets, was $1.2 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s maximum loss exposure from this VIE, which factors in future funding commitments of $11.2 million, was $12.4 million and $12.9 million as of September 30, 2026 and December 31, 2025, respectively. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively. The carrying value and maximum loss exposure of a second VIE, the Mortgage Debt Fund, LP, which invests in Real Estate Investment Trust (“REIT”) qualifying assets was $5.1 million and $6.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s investment in VIEs is included in other invested assets on the consolidated balance sheets with changes in carrying value recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s invested assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
As of September 30, 2026 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$277,619	$—	$—	$277,619
Obligations of states and political subdivisions	—	8,122	—	8,122
Mortgage-backed securities	—	210,201	—	210,201
Commercial mortgage-backed securities	—	186,598	—	186,598
Asset-backed securities	—	282,709	—	282,709
Corporate bonds	—	148,717	—	148,717
Foreign corporate bonds	—	66,619	—	66,619
Total fixed maturities	277,619	902,966	—	1,180,585
Equity securities	15,343	6,268	—	21,611
Total assets measured at fair value	$292,962	$909,234	$—	$1,202,196

	Fair Value Measurements
As of December 31, 2025 (Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities:
U.S. treasuries	$640,629	$—	$—	$640,629
Obligations of states and political subdivisions	—	14,165	—	14,165
Mortgage-backed securities	—	199,060	—	199,060
Commercial mortgage-backed securities	—	56,828	—	56,828
Asset-backed securities	—	137,268	—	137,268
Corporate bonds	—	199,193	—	199,193
Foreign corporate bonds	—	78,359	—	78,359
Total fixed maturities	640,629	684,873	—	1,325,502
Equity securities	21,006	12,667	—	33,673
Total assets measured at fair value	$661,635	$697,540	$—	$1,359,175

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

Financial Instruments not Carried at Fair Value

Other invested assets consist of limited partnerships whose carrying value approximates fair value. The Company uses the equity method to account for investments in limited partnerships, which requires that its cost basis be updated to account for the income or loss earned on the investment. These investments are booked on a one quarter lag due to non-availability of data at the time the financial statements are prepared. The investment income (loss) associated with the limited partnerships is reflected in the consolidated statements of operations in the amounts of ($0.6) million and $2.0 million for the quarters ended September 30, 2026 and 2025, respectively, and ($0.3) million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table provides the carrying value and future funding commitments related to these investments at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Future Funding Commitment	Carrying Value	Future Funding Commitment
European Non-Performing Loan Fund, LP (1)	$1,203	$11,214	$1,728	$11,214
Mortgage Debt Fund, LP (2)	5,119	—	6,036	—
Global Debt Fund, LP (3)	2,030	—	9,333	—
Total	$8,352	$11,214	$17,097	$11,214

(1)
This limited partnership invests in distressed securities and assets through senior and subordinated, secured and unsecured debt and equity, in both public and private large-cap and middle-market companies. The Company does not have the ability to sell or transfer its limited partnership interest without consent from the general partner. The Company does not have the contractual option to redeem its limited partnership interest but receives distributions based on the liquidation of the underlying assets. As of September 30, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.
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
(3)
This limited partnership invests in performing, stressed or distressed securities and loans across the global fixed income markets as well as other securities that offer attractive investment opportunities. The Company does have the contractual option to withdraw all or a portion of its limited partnership interest by providing notice to the fund. On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $6.6 million and $9.2 million were received during the nine months ended September 30, 2026 and 2025, respectively.

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

During the quarters and nine months ended September 30, 2026 and 2025, the Company has not adjusted quotes or prices obtained from the pricing vendors.

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

The following table is an analysis of the allowance for expected credit losses related to the Company's premium receivables for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$3,861	$3,371	$3,640	$3,530
Current period provision for expected credit losses	17	197	288	118
Write-offs	(35)	(92)	(85)	(172)
Ending balance	$3,843	$3,476	$3,843	$3,476

For reinsurance receivables, the allowance is based upon the Company’s ongoing review of key aspects of amounts outstanding, including but not limited to, length of collection periods, disputes, applicable coverage defenses, insolvent reinsurers, financial strength of solvent reinsurers based on AM Best Ratings and other relevant factors.

The allowance for expected credit losses related to the Company's reinsurance receivables was $1.5 million at September 30, 2026 and December 31, 2025.

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

The effective tax rate was 23.6% and 23.3% for the quarter and nine months ended September 30, 2026, respectively. The effective tax rate is higher than the statutory tax rate of 21% primarily due to state income taxes and non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

The effective tax rate was 22.0% and 21.7% for the quarter and nine months ended September 30, 2025, respectively. The effective tax rate is higher than the statutory tax rate of 21% primarily due to non-deductible executive compensation offset partially by Global Indemnity Group, LLC’s income being treated as a partnership for tax.

6. Liability for Unpaid Losses and Loss Adjustment Expenses

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$718,515	$776,127	$750,191	$800,391
Less: ceded reinsurance receivables	61,575	59,478	60,898	60,754
Net balance at beginning of period	656,940	716,649	689,293	739,637
Net losses and loss adjustment expenses related to:
Current year	52,164	49,919	159,072	169,600
Prior years	—	(44)	—	(39)
Total net losses and loss adjustment expenses	52,164	49,875	159,072	169,561
Paid net losses and loss adjustment expenses related to:
Current year	8,437	13,208	27,899	46,984
Prior years	53,967	50,425	173,766	159,323
Total paid net losses and loss adjustment expenses	62,404	63,633	201,665	206,307
Net balance at end of period	646,700	702,891	646,700	702,891
Plus: ceded reinsurance receivables	59,637	58,790	59,637	58,790
Balance at end of period	$706,337	$761,681	$706,337	$761,681

When analyzing unpaid losses and loss adjustment expenses ("loss reserves") and prior year development, the Company considers many factors, including the frequency and severity of claims, loss trends, case reserve settlements that may have resulted in significant development, and any other additional or pertinent factors that may impact reserve estimates.

During the third quarter of 2026, the Company's adjustments to prior accident year loss reserves netted to zero in aggregate between Belmont Insurance Companies - Core (“Belmont Core”) and Belmont Insurance Companies - Non-Core ("Belmont Non-Core").

•
Belmont Core's adjustments to prior accident year loss reserves increased $1.3 million consisting of (i) $1.6 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products and (ii) $0.3 million decrease for property lines primarily related to accident year 2025.
•
Belmont Non-Core's adjustments to prior accident year loss reserves decreased $1.3 million primarily from property lines mainly related to accident years 2022 and 2023.

During the third quarter of 2025, the Company's adjustments to prior accident year loss reserves netted to a decrease of less than $0.1 million.

•
Belmont Core had an increase of $2.6 million consisting of (i) $1.6 million decrease for property lines primarily related to the 2023 and 2024 accident years and (ii) $4.2 million increase for casualty lines primarily related to the 2019 through 2022 accident years mainly due to increased severity on claims.
•
Belmont Non-Core had a decrease of $2.7 million consisting of: (i) $1.2 million decrease for property lines primarily related to the 2019 through 2022 accident years and (ii) $1.5 million decrease for casualty lines across various accident years prior to 2012.

During the first nine months of 2026, the Company's adjustments to prior accident year loss reserves netted to zero in aggregate between Belmont Core and Belmont Non-Core.

•
Belmont Core's adjustments to prior accident year loss reserves increased $1.3 million consisting of (i) $21.8 million decrease for property lines primarily related to the 2023 through 2025 accident years and (ii) $23.1 million increase for casualty lines primarily related to the 2020 through 2022 COVID period accident years resulting from terminated products.
•
Belmont Non-Core's adjustments to prior accident year loss reserves decreased $1.3 million consisting of (i) $4.2 million decrease for property lines primarily related to 2017 through 2023 accident years and (ii) $2.9 million increase for casualty lines primarily related to 2019 through 2023 accident years.

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

7. Share-Based Compensation Plans

Options

The Company granted 50,000 time-based stock options during each of the nine months ended September 30, 2026 and 2025 at an exercise price of $28.74 and $36.25 per share, respectively, and both stock option grants will vest on December 31, 2028. No stock options were granted during the quarters ended September 30, 2026 or 2025. No unvested stock options were forfeited during the quarters and nine months ended September 30, 2026 or 2025.

Restricted Shares

During the quarter ended September 30, 2025, the Company granted 27,626 class A common shares at a weighted average grant date value of $28.87 per share to non-employee directors of the Company under the Global Indemnity Group, LLC 2023 Share Incentive Plan ("the Plan"). No shares were granted during the quarter ended September 30, 2026 as the quarterly board retainer fee was entirely paid in cash. During the nine months ended September 30, 2026 and 2025, the Company granted 59,775 and 65,755 class A common shares, respectively, at a weighted average grant date value of $27.04 and $30.71 per share, respectively, to non-employee directors of the Company under the Plan. All shares previously granted to non-employee directors of the Company are fully vested but are subject to certain restrictions.

Class A Common Shares Designated as Class A-2 Common Shares

The Company granted 230,000 non-vested class A common shares designated as class A-2 common shares to officers and a director of the Company in the first quarter of 2026. These shares represent an interest in the profits of the Company in excess of a threshold amount of $391.2 million. These shares vest solely upon the occurrence of a change of control subject to continued service and have an aggregate grant date fair value of $2.4 million. Compensation expense of $2.4 million will be recognized only upon the occurrence of a change of control. No compensation cost was recognized during the quarter and nine months ended September 30, 2026.

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

8. Related Party Transactions

Fox Paine Entities

Pursuant to Global Indemnity Group, LLC’s Third Amended and Restated Limited Liability Company Agreement (“LLCA”), as amended, Fox Paine Capital Fund II International, L.P. (the “Fox Paine Fund”), together with Fox Mercury Investments, L.P. and certain of its affiliates (the “FM Entities”), and Fox Paine & Company LLC (collectively, the “Fox Paine Entities”) currently constitute a Class B Majority Shareholder (as defined in the LLCA) and, as such, have the right to appoint a number of Global Indemnity Group, LLC’s directors equal in aggregate to the pro rata percentage of the voting power in Global Indemnity Group, LLC beneficially held by the Fox Paine Entities, rounded up to the nearest whole number of directors. The Fox Paine Entities beneficially own shares representing approximately 83.8% of the voting power of Global Indemnity Group, LLC as of September 30, 2026. The Fox Paine Entities control the appointment or election of all of Global Indemnity Group, LLC’s Directors due to the LLCA and their controlling share ownership. Global Indemnity Group, LLC’s Chairman is the Chief Executive and founder of Fox Paine & Company, LLC.

Management fee expense of $0.8 million was incurred during each of the quarters ended September 30, 2026 and 2025. Management fee expense of $2.5 million and $2.4 million was incurred during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, accrued management fees, which were included in other liabilities on the consolidated balance sheets, were $0.2 million. As of December 31, 2025, prepaid management fees, which were included in other assets on the consolidated balance sheets, were $2.3 million.

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

There is a greater potential for disputes with reinsurers who are in run-off. Some of the Company’s reinsurers have operations that are in run-off, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Commitments

In 2014, the Company entered into a $50 million commitment to purchase an alternative investment vehicle which is comprised of European non-performing loans. As of September 30, 2026, the Company has an unfunded commitment of $11.2 million. Since the investment period has concluded, the Company does not expect any capital calls will be made prospectively.

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

10. Shareholders' Equity

Repurchases of the Company's class A common shares

No class A common shares were surrendered, repurchased, or redeemed during the quarters and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company’s remaining authorization to repurchase shares is $101.0 million.

Please see Note 13 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on the Company’s repurchase program.

Distributions

Quarterly distribution payments of $0.35 per common share were declared during the nine months ended September 30, 2026 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 5, 2026	March 20, 2026	March 30, 2026	$5,023
June 3, 2026	June 18, 2026	June 29, 2026	5,032
September 9, 2026	September 18, 2026	September 30, 2026	5,044
Total			$15,099

Quarterly distribution payments of $0.35 per common share were declared during the nine months ended September 30, 2025 as follows:

Approval Date	Record Date	Payment Date	Total Distributions Declared (Dollars in thousands)
March 6, 2025	March 21, 2025	March 28, 2025	$4,990
June 5, 2025	June 20, 2025	June 27, 2025	4,997
September 11, 2025	September 29, 2025	October 6, 2025	5,003
Total			$14,990

In addition, distributions paid to Global Indemnity Group, LLC's preferred shareholder were $0.1 million in each of the quarters ended September 30, 2026 and 2025 and $0.3 million in each of the nine months ended September 30, 2026 and 2025.

There were no accrued distributions related to common shares as of September 30, 2026 and December 31, 2025. Accrued preferred distributions were less than $0.1 million as of both September 30, 2026 and December 31, 2025 and were included in other liabilities on the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share attributable to class A common shares, class A common shares designated as class A-2 common shares, and class B common shares:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$8,873	$12,523	$24,201	$18,878
Less: preferred stock distributions	110	110	330	330
Net income available to common shareholders	$8,763	$12,413	$23,871	$18,548

Denominator:
Weighted average shares for basic earnings per share	14,410,614	14,296,628	14,380,631	14,147,848
Options	47,980	61,281	49,508	74,997
Weighted average shares for diluted earnings per share	14,458,594	14,357,909	14,430,139	14,222,845

Net income per share available to common shareholders
Basic	$0.61	$0.87	$1.66	$1.31
Diluted	$0.61	$0.86	$1.65	$1.30

The weighted average shares used to compute basic and diluted earnings per share for the quarter and nine months ended September 30, 2026 do not include 230,000 non-vested class A common shares designated as class A-2 common shares. Holders of these shares are not entitled to distributions or participation in earnings prior to vesting and therefore are excluded from basic earnings per share. In addition, these shares vest only upon the occurrence of a change of control transaction subject to continued service. Because no change of control occurred during the nine months ended September 30, 2026, the vesting contingency was not satisfied and the shares were excluded from diluted earnings per share. Additionally, the weighted average shares outstanding used to determine dilutive earnings per share does not include options of 650,000 for both the quarter and nine months ended September 30, 2026, and 600,000 options and 483,338 options for the quarter and nine months ended September 30, 2025, respectively, which were deemed to be anti-dilutive.

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

The following are tabulations of business segment information for the quarters and nine months ended September 30, 2026 and 2025. Corporate information is included to reconcile segment data to the consolidated financial statements.

Quarter Ended September 30, 2026 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$102,598	$176	$—	$102,774
Net written premiums	$—	$99,824	$178	$—	$100,002
Net earned premiums	$—	$98,189	$199	$—	$98,388
Commission and service fee income (1)	12,752	—	—	(12,449)	303
Policy and installment fee income	526	—	3	—	529
Total segment revenues	13,278	98,189	202	(12,449)	99,220
Reconciliation of revenue
Net investment income					14,492
Net realized investment losses					(775)
Total consolidated revenues					$112,937

Less: (2)
Net losses and loss adjustment expenses	—	53,621	(1,196)	(261)	52,164
Net commission expenses	—	33,927	89	(9,470)	24,546
Other operating expenses (3)	13,263	6,739	14	(2,718)	17,298
Income from segments	$15	$3,902	$1,295	$—	$5,212

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					14,492
Net realized investment losses					(775)
Corporate expenses					(7,316)
Income before income taxes					11,613
Income tax expense					2,740
Net income					$8,873

Segment assets	$47,951	$166,583	$71,301	$(15,301)	270,534
Corporate assets					1,416,249
Total assets					$1,686,783

(1)
Consists of intersegment revenues of $12.4 million, which are eliminated in consolidation, and third party commission and service fee income of $0.3 million in 2026.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Quarter Ended September 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$108,541	$(172)	$—	$108,369
Net written premiums	$—	$105,708	$(165)	$—	$105,543
Net earned premiums	$—	$99,388	$282	$—	$99,670
Commission and service fee income (1)	14,408	—	—	(14,408)	—
Policy and installment fee income	570	—	41	—	611
Total segment revenues	14,978	99,388	323	(14,408)	100,281
Reconciliation of revenue
Net investment income					17,911
Net realized investment losses					(3,994)
Total consolidated revenues					$114,198

Less: (2)
Net losses and loss adjustment expenses	—	52,665	(2,446)	(344)	49,875
Net commission expenses	—	34,859	259	(11,031)	24,087
Other operating expenses (3)	13,800	5,361	200	(3,033)	16,328
Income from segments	$1,178	$6,503	$2,310	$—	$9,991

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					17,911
Net realized investment losses					(3,994)
Corporate expenses					(7,844)
Income before income taxes					16,064
Income tax expense					3,541
Net income					$12,523

Segment assets	$43,083	$162,084	$79,162	$(16,911)	267,418
Corporate assets					1,466,670
Total assets					$1,734,088

(1)
Consists of intersegment revenues of $14.4 million, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Nine Months Ended September 30, 2026 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$316,362	$(42)	$—	$316,320
Net written premiums	$—	$306,583	$(42)	$—	$306,541
Net earned premiums	$—	$295,394	$38	$—	$295,432
Commission and service fee income (1)	39,282	—	—	(38,251)	1,031
Policy and installment fee income	1,510	—	(8)	—	1,502
Total segment revenues	40,792	295,394	30	(38,251)	297,965
Reconciliation of revenue
Net investment income					43,071
Net realized investment losses					(2,820)
Total consolidated revenues					$338,216

Less: (2)
Net losses and loss adjustment expenses	—	161,405	(1,303)	(1,030)	159,072
Net commission expenses	—	101,237	172	(29,476)	71,933
Other operating expenses (3)	39,812	20,234	161	(7,745)	52,462
Income from segments	$980	$12,518	$1,000	$—	$14,498

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					43,071
Net realized investment losses					(2,820)
Corporate expenses					(23,196)
Income before income taxes					31,553
Income tax expense					7,352
Net income					$24,201

Segment assets	$47,951	$166,583	$71,301	$(15,301)	270,534
Corporate assets					1,416,249
Total assets					$1,686,783
(1)
Consists of intersegment revenues of $38.3 million, which are eliminated in consolidation, and third party commission and service fee income of $1.0 million in 2026.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Nine months ended September 30, 2025 (Dollars in thousands)	Agency and Insurance Services	Belmont Core	Belmont Non-Core	Elimination	Total
Revenues:
Gross written premiums	$—	$316,749	$(2,904)	$—	$313,845
Net written premiums	$—	$308,215	$(2,894)	$—	$305,321
Net earned premiums	$—	$289,161	$(1,029)	$—	$288,132
Commission and service fee income (1)	43,308	—	—	(43,308)	—
Policy and installment fee income	1,456	—	112	—	1,568
Total segment revenues	44,764	289,161	(917)	(43,308)	289,700
Reconciliation of revenue
Net investment income					47,400
Net realized investment losses					(3,731)
Total consolidated revenues					$333,369

Less: (2)
Net losses and loss adjustment expenses	—	175,226	(4,656)	(1,009)	169,561
Net commission expenses	—	101,342	(20)	(33,058)	68,264
Other operating expenses (3)	39,474	14,938	1,402	(9,241)	46,573
Income (loss) from segments	$5,290	$(2,345)	$2,357	$—	$5,302

Reconciliation of segment profit (loss)
Unallocated items:
Net investment income					47,400
Net realized investment losses					(3,731)
Corporate expenses					(24,872)
Income before income taxes					24,099
Income tax expense					5,221
Net income					$18,878

Segment assets	$43,083	$162,084	$79,162	$(16,911)	267,418
Corporate assets					1,466,670
Total assets					$1,734,088

(1)
Consists of intersegment revenues of $43.3 million, which are eliminated in consolidation.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)
Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

13. New Accounting Pronouncements

Accounting Standards Adopted in 2026

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits a practical expedient for estimating expected credit losses on certain current receivables and current contract assets arising from ASC 606 revenue transactions by assuming that current conditions as of the balance sheet date do not change over the remaining life of the asset. The Company adopted ASU 2025-05 effective January 1, 2026 and elected this practical expedient. The adoption of this new accounting guidance did not have an impact on the consolidated financial statements for the nine months ended September 30, 2026.

Please see Note 21 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for more information on accounting pronouncements issued but not yet adopted.

14. Subsequent Events

Effective November 2, 2026, Joseph W. Brown ceased serving as the Chief Executive Officer and as a member of the Board of Directors of Global Indemnity Group, LLC (the “Board”).

Effective November 2, 2026, the Board appointed Jessica E. Buss as Chief Executive Officer of the Company.

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

Financial Highlights

2026 Year to Date Consolidated Results of Operations

•
Current accident year underwriting income improved to $16.9 million for 2026 compared to underwriting income of $5.4 million in the same period in 2025. Current accident year combined ratio was 94.7% compared to 98.7% for the same period in 2025.
•
Gross written premiums increased 0.8% to $316.3 million in 2026 compared to $313.8 million in 2025.
•
Net earned premiums grew 2.5% to $295.4 million in 2026 from $288.1 million in 2025.
•
Net investment income was $43.1 million in 2026 compared to $47.4 million in 2025 primarily due to a lower average yield in 2026 as compared to 2025 driven by a decrease in yield on U.S. Treasuries and a reduction in income from investments in limited partnerships.
•
The fixed maturities portfolio book yield increased to 4.8% with a duration of 1.5 years at September 30, 2026 compared to a book yield of 4.3% with a duration of 1.0 years at December 31, 2025.
•
Net income of $24.2 million, or $1.65 per share diluted, in 2026 compared to $18.9 million, or $1.30 per share diluted, for the same period in 2025.

2026 Consolidated Financial Condition

•
Total cash and investments of $1.4 billion at September 30, 2026 and December 31, 2025; fixed maturities comprise 98% of total investments at September 30, 2026.
•
Total assets of $1.7 billion at September 30, 2026 and December 31, 2025.
•
No debt at September 30, 2026 and December 31, 2025.
•
Since the Company's initial public offering in 2003, the total capital returned to shareholders was $664.9 million, comprising $522.2 million of share repurchases and $142.7 million of distributions / dividends. This includes $15.4 million of distributions during 2026.
•
Shareholders' equity was $704.9 million at September 30, 2026 compared to $706.6 million at December 31, 2025.
•
Book value per common share was $47.87 at September 30, 2026 compared to $48.96 at December 31, 2025.

Results of Operations

The following table summarizes the Company’s results for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Gross written premiums	$102,774	$108,369	(5.2%)	$316,320	$313,845	0.8%
Net written premiums	$100,002	$105,543	(5.2%)	$306,541	$305,321	0.4%

Net earned premiums	$98,388	$99,670	(1.3%)	$295,432	$288,132	2.5%
Other income	832	611	36.2%	2,533	1,568	61.5%
Segment revenues	99,220	100,281	(1.1%)	297,965	289,700	2.9%
Losses and expenses:
Net losses and loss adjustment expenses	52,164	49,875	4.6%	159,072	169,561	(6.2%)
Acquisition costs and other operating expenses (1)	41,844	40,415	3.5%	124,395	114,837	8.3%
Segment income	5,212	9,991	(47.8%)	14,498	5,302	173.4%
Net investment income	14,492	17,911	(19.1%)	43,071	47,400	(9.1%)
Net realized investment losses	(775)	(3,994)	(80.6%)	(2,820)	(3,731)	(24.4%)
Corporate expenses	(7,316)	(7,844)	(6.7%)	(23,196)	(24,872)	(6.7%)
Income before income taxes	11,613	16,064	(27.7%)	31,553	24,099	30.9%
Income tax expense	(2,740)	(3,541)	(22.6%)	(7,352)	(5,221)	40.8%
Net income	$8,873	$12,523	(29.1%)	$24,201	$18,878	28.2%

Underwriting Ratios:
Loss ratio (2):	53.0%	50.1%		53.8%	58.8%
Expense ratio (3)	41.9%	40.5%		41.1%	39.9%
Combined ratio (4)	94.9%	90.6%		94.9%	98.7%

(1)
Includes agency operating expenses on third-party carrier business of $0.6 million and $2.9 million for the quarter and nine months ended September 30, 2026, respectively.
(2)
The loss ratio is a GAAP financial measure that is calculated by dividing net losses and loss adjustment expenses by net earned premiums.
(3)
The expense ratio is a GAAP financial measure that is calculated by dividing the sum of acquisition costs and other operating expenses excluding distribution expenses by net earned premiums.
(4)
The combined ratio is a GAAP financial measure that is generally viewed in the insurance industry as an indicator of underwriting profitability and is the sum of the Company’s loss and expense ratios.

Premiums

The following table summarizes the change in premium volume by reportable segment:

	Quarters Ended September 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Gross written premiums (1)	$102,598	$108,541	$176	$(172)	$102,774	$108,369
Net written premiums (2)	$99,824	$105,708	$178	$(165)	$100,002	$105,543

	Nine Months Ended September 30,
	Belmont Core		Belmont Non-Core		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Gross written premiums (1)	$316,362	$316,749	$(42)	$(2,904)	$316,320	$313,845
Net written premiums (2)	$306,583	$308,215	$(42)	$(2,894)	$306,541	$305,321

(1)
Gross written premiums equal the sum of direct and assumed written premiums.
(2)
Net written premiums equal gross written premiums less ceded written premiums.

Belmont Core's gross written premiums decreased by 5.5% to $102.6 million for the quarter ended September 30, 2026 compared to $108.5 million for the same period in 2025 and decreased 0.1% to $316.4 million for the nine months ended September 30, 2026 compared to $316.7 million for the same period in 2025.

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Wholesale Commercial	$62,117	$67,931	(8.6%)	$193,690	$201,888	(4.1%)
Vacant Express	11,451	11,341	1.0%	35,965	34,632	3.8%
Collectibles	5,791	5,087	13.8%	15,167	13,372	13.4%
Specialty Products	7,741	8,557	(9.5%)	23,302	28,264	(17.6%)
Assumed E&S Reinsurance	15,498	15,625	(0.8%)	48,238	38,593	25.0%
Total gross written premiums	$102,598	$108,541	(5.5%)	$316,362	$316,749	(0.1%)

•
Wholesale Commercial's gross written premiums declined 8.6% and 4.1% for the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The Company maintained its pricing and return standards amidst competitive market conditions, particularly as regards property rate reductions. Wholesale Commercial’s overall rate reduction was only 3% for the quarter and 1% for the nine months ended September 30, 2026.
•
Vacant Express and Collectibles' gross written premiums grew by 1.0% and 13.8% for the quarter ended September 30, 2026, respectively, and grew by 3.8% and 13.4% for the nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. This growth was driven by strong market opportunity in target classes, new agency appointments, organic growth of existing agents, and premium rate increases.
•
Gross written premiums for Specialty Products declined 9.5% and 17.6% for the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 due to terminating products not meeting profitability expectations as well as being impacted by competitive market conditions. Excluding terminated business, Specialty Products' gross written premiums increased 4.5% to $7.7 million for the quarter ended September 30, 2026 and 0.5% to $23.2 million for the nine months ended September 30, 2026, compared to the same periods in 2025.
•
Gross written premiums for Assumed E&S Reinsurance were $15.5 million for the quarter ended September 30, 2026, in line with $15.6 million for the same period in 2025. For the nine months ended September 30, 2026, gross written premiums for Assumed E&S Reinsurance grew 25.0% to $48.2 million from $38.6 million for the same period in 2025, primarily due to new treaties incepting during 2025 and 2026 and organic growth from existing treaties.

Belmont Non-Core's business represents run-off premium from non-renewed treaties.

Segment Income (Loss)

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios for the quarters ended September 30, 2026 and 2025 are as follows:

	Quarters Ended September 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Net earned premiums	$—	$—	$98,189	$99,388	$199	$282	$—	$—	$98,388	$99,670
Commission and service fee income	12,752	14,408	—	—	—	—	(12,449)	(14,408)	303	—
Policy and installment fee income	526	570	—	—	3	41	—	—	529	611
Total revenues	13,278	14,978	98,189	99,388	202	323	(12,449)	(14,408)	99,220	100,281
Losses and expenses:
Net losses and loss adjustment expenses	—	—	53,621	52,665	(1,196)	(2,446)	(261)	(344)	52,164	49,875
Net commission expenses	—	—	33,927	34,859	89	259	(9,470)	(11,031)	24,546	24,087
Other operating expenses (1)	13,263	13,800	6,739	5,361	14	200	(2,718)	(3,033)	17,298	16,328
Total losses and expenses	13,263	13,800	94,287	92,885	(1,093)	(1,987)	(12,449)	(14,408)	94,008	90,290
Segment income	$15	$1,178	$3,902	$6,503	$1,295	$2,310	$—	$—	$5,212	$9,991
Underwriting Ratios:
Loss ratio:
Current accident year			53.3%	50.3%	NM	NM			53.0%	50.1%
Prior accident year			1.3%	2.7%	NM	NM			—	—
Calendar year loss ratio			54.6%	53.0%	NM	NM			53.0%	50.1%
Expense ratio			41.4%	40.5%	NM	NM			41.9%	40.5%
Combined ratio			96.0%	93.5%	NM	NM			94.9%	90.6%

Accident year combined ratio			94.7%	90.7%	68.3%	177.6%			94.8%	90.4%

NM - not meaningful

(1) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment income was less than $0.1 million for the quarter ended September 30, 2026 compared to segment income of $1.2 million for the same period in 2025.

•
Gross written premiums produced for Belmont Core were $79.4 million and $92.9 million for the quarters ended September 30, 2026 and 2025, respectively. Effective February 1, 2026, Agency and Insurance Services no longer handle the distribution of Specialty Products, which is now managed directly by Belmont Holding personnel. Commission income on premiums produced for Belmont Core was $9.5 million and $11.0 million for the quarters ended September 30, 2026 and 2025, respectively, and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $3.0 million and $3.4 million for the quarters ended September 30, 2026 and 2025, respectively. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Third-party commission, service fee income, and policy and installment fee income was $0.8 million and $0.6 million for the quarters ended September 30, 2026 and 2025, respectively.
•
Other operating expenses declined 3.9% to $13.3 million for the quarter ended September 30, 2026 compared to $13.8 million for the same period in 2025 primarily due to lower compensation expenses.

Belmont Core segment

Belmont Core's segment income was $3.9 million for the quarter ended September 30, 2026 compared to $6.5 million for the same period in 2025. The current accident year combined ratio increased 4.0 points to 94.7% for the quarter ended September 30, 2026 from 90.7% for the same period in 2025 mainly driven by an increase in the property loss ratio. See Belmont Core’s current accident year net losses and loss adjustment expenses and loss ratio discussion for additional information.

•
Net earned premiums within the Belmont Core segment decreased by 1.2% to $98.2 million for the quarter ended September 30, 2026 compared to $99.4 million for the same period in 2025. Property net earned premiums were $41.8 million and $40.6 million for the quarters ended September 30, 2026 and 2025, respectively. Casualty net earned premiums were $56.4 million and $58.7 million for the quarters ended September 30, 2026 and 2025, respectively.
•
The current accident year loss ratio was 53.3% for the quarter ended September 30, 2026 compared to 50.3% for the same period in 2025 primarily driven by an increase in property loss ratio.
•
Net losses and loss adjustment expenses related to prior accident years were an increase of $1.3 million and $2.6 million for the quarters ended September 30, 2026 and 2025, respectively. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The components of income (loss) from the Company’s reportable segments and corresponding underwriting ratios for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	Agency and Insurance Services		Belmont Core		Belmont Non-Core		Eliminations		Total
(Dollars in thousands)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Revenues:
Net earned premiums	$—	$—	$295,394	$289,161	$38	$(1,029)	$—	$—	$295,432	$288,132
Commission and service fee income	39,282	43,308	—	—	—	—	(38,251)	(43,308)	1,031	—
Policy and installment fee income	1,510	1,456	—	—	(8)	112	—	—	1,502	1,568
Total revenues	40,792	44,764	295,394	289,161	30	(917)	(38,251)	(43,308)	297,965	289,700
Losses and expenses:
Net losses and loss adjustment expenses	—	—	161,405	175,226	(1,303)	(4,656)	(1,030)	(1,009)	159,072	169,561
Net commission expenses	—	—	101,237	101,342	172	(20)	(29,476)	(33,058)	71,933	68,264
Other operating expenses (1)	39,812	39,474	20,234	14,938	161	1,402	(7,745)	(9,241)	52,462	46,573
Total losses and expenses	39,812	39,474	282,876	291,506	(970)	(3,274)	(38,251)	(43,308)	283,467	284,398
Segment income (loss)	$980	$5,290	$12,518	$(2,345)	$1,000	$2,357	$—	$—	$14,498	$5,302

Underwriting Ratios:
Loss ratio:
Current accident year			54.2%	59.2%	NM	NM			53.8%	58.9%
Prior accident year			0.4%	1.4%	NM	NM			—	(0.1%)
Calendar year loss ratio			54.6%	60.6%	NM	NM			53.8%	58.8%
Expense ratio			41.1%	40.2%	NM	NM			41.1%	39.9%
Combined ratio			95.7%	100.8%	NM	NM			94.9%	98.7%

Accident year combined ratio			95.2%	99.4%	192.1%	(68.8%)			94.7%	98.7%

NM - not meaningful

(1) Other operating expenses consist primarily of personnel expenses and general operating expenses related to underwriting and distribution activities.

Agency and Insurance Services segment

Agency and Insurance Services' segment income was $1.0 million for the nine months ended September 30, 2026 compared to segment income of $5.3 million for the same period in 2025.

•
Gross written premiums produced for Belmont Core were $247.4 million and $278.2 million for the nine months ended September 30, 2026 and 2025, respectively. Effective February 1, 2026, Agency and Insurance Services no longer handle the distribution of Specialty Products, which is now managed directly by Belmont Holding personnel. Commission income on premiums produced for Belmont Core was $29.5 million and $33.1 million for the nine months ended September 30, 2026 and 2025, respectively, and service fee income for technology and claims services provided to Belmont Core and Non-Core segments was $8.8 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are eliminated in the Company's Consolidated Financial Statements.
•
Third-party commission, service fee income, and policy and installment fee income increased $1.1 million to $2.5 million for the nine months ended September 30, 2026, primarily due to Sayata, which was acquired on August 31, 2025.
•
Other operating expenses remained flat at $39.8 million for the nine months ended September 30, 2026 compared to $39.5 million for the same period in 2025.

Belmont Core segment

Belmont Core's segment income increased to $12.5 million for the nine months ended September 30, 2026 compared to a segment loss of $2.3 million for the same period in 2025. Belmont Core's segment loss for the nine months ended September 30, 2025 includes net losses and loss adjustment expenses related to California Wildfire events in January 2025 ("California Wildfires") totaling $15.8 million. Excluding California Wildfires in 2025, Belmont Core's segment income would have been $13.4 million for the nine months ended September 30, 2025. The current accident year combined ratio improved 4.2 points to 95.2% for the nine months ended September 30, 2026 from 99.4% for the same period in 2025, mainly due to the California Wildfires, which impacted the combined ratio by 5.4 points in 2025.

•
Net earned premiums within the Belmont Core segment increased by 2.2% to $295.4 million for the nine months ended September 30, 2026 compared to $289.2 million for the same period in 2025. Property net earned premiums were $120.5 million and $118.7 million for the nine months ended September 30, 2026 and 2025, respectively. Casualty net earned premiums were $174.9 million and $170.4 million for the nine months ended September 30, 2026 and 2025, respectively.
•
The current accident year loss ratio improved by 5.0 points to 54.2% for the nine months ended September 30, 2026 compared to 59.2% for the same period in 2025 primarily driven by an improvement in the catastrophe loss ratio. The California Wildfires impacted the 2025 current accident year loss ratio by 5.4 points.
•
Net losses and loss adjustment expenses related to prior accident years were an increase of $1.3 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 6 of the notes to the consolidated financial statements in Item 1 of Part I of this report for further discussion on prior accident year development.

The current accident year net losses and loss adjustment expenses and loss ratio are summarized as follows:

	Quarters Ended September 30,			Quarters Ended September 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	Point Change
Property losses
Non-catastrophe	$16,407	$14,587	12.5%	39.2%	35.9%	3.3
Catastrophe	2,843	1,281	121.9%	6.8%	3.2%	3.6
Property losses	19,250	15,868	21.3%	46.0%	39.1%	6.9
Casualty losses	33,044	34,158	(3.3%)	58.6%	58.2%	0.4
Total accident year losses	$52,294	$50,026	4.5%	53.3%	50.3%	3.0

•
The current accident year non-catastrophe property loss ratio was 39.2% for the quarter ended September 30, 2026 compared to 35.9% for the same period in 2025. The 3.3 point increase reflects higher claims severity driven by exceptionally low number of large losses in the quarter ended September 30, 2025.

•
The current accident year catastrophe net losses and loss adjustment expenses were $2.8 million for the quarter ended September 30, 2026 compared to $1.3 million for the same period in 2025 driven by higher claims frequency.

•
The current accident year casualty loss ratio was 58.6% for the quarter ended September 30, 2026, compared with 58.2% for the same period in 2025, driven mainly by mix of business.

	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	Point Change
Property losses
Non-catastrophe	$49,123	$48,027	2.3%	40.8%	40.5%	0.3
Catastrophe	7,933	24,350	(67.4%)	6.6%	20.5%	(13.9)
Property losses	57,056	72,377	(21.2%)	47.4%	61.0%	(13.6)
Casualty losses	103,022	98,821	4.3%	58.9%	58.0%	0.9
Total accident year losses	$160,078	$171,198	(6.5%)	54.2%	59.2%	(5.0)

•
The current accident year non-catastrophe property loss ratio was 40.8% for the nine months ended September 30, 2026, in line with 40.5% for the same period in 2025.

•
The current accident year catastrophe net losses and loss adjustment expenses decreased to $7.9 million for the nine months ended September 30, 2026 compared to $24.4 million for the same period in 2025 which included $15.8 million of catastrophe losses related to the California Wildfires. Excluding California Wildfires in 2025, the current accident year catastrophe loss ratio improved from 7.2% for the nine months ended September 30, 2025 to 6.6% for the nine months ended September 30, 2026 driven by lower claims severity.

•
The current accident year casualty loss ratio was 58.9% for the nine months ended September 30, 2026 compared with 58.0% for the same period in 2025, driven mainly by mix of business.

The following table summarizes the components of the expense ratio:

	Quarters Ended September 30,		Point	Nine Months Ended September 30,		Point
	2026	2025	Change	2026	2025	Change
Net commission expenses	34.5%	35.1%	(0.6)	34.3%	35.0%	(0.7)
Other operating expenses	6.9%	5.4%	1.5	6.8%	5.2%	1.6
Expense Ratio	41.4%	40.5%	0.9	41.1%	40.2%	0.9

Belmont Non-Core segment

Belmont Non-Core segment comprises lines of business that have been de-emphasized or are no longer being written. Belmont Non-Core recognized segment income of $1.3 million and $2.3 million during the quarters ended September 30, 2026 and 2025, respectively, and segment income of $1.0 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Net investment income

Net investment income decreased 19.1% to $14.5 million for the quarter ended September 30, 2026 from $17.9 million for the same period in 2025 and decreased 9.1% to $43.1 million for the nine months ended September 30, 2026 from $47.4 million for the same period in 2025.

	Quarters Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change	2026	2025	Change
Fixed maturities portfolio, net of expense	$14,559	$15,183	$(624)	$41,667	$45,081	$(3,414)
Equities	535	716	(181)	1,724	1,001	723
Limited partnerships	(602)	2,012	(2,614)	(320)	1,318	(1,638)
Net investment income	$14,492	$17,911	$(3,419)	$43,071	$47,400	$(4,329)

•
Net investment income from the Company’s fixed maturities portfolio decreased by 4.1% and 7.6% for the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 primarily due to a lower average yield in 2026 as compared to 2025 driven by a decrease in yield on U.S. Treasuries. The average annualized book yield on the Company’s fixed maturities portfolio was 4.4% for the quarter and 4.1% for the nine months ended September 30, 2026, compared with 4.5% and 4.3%, respectively, for the corresponding periods in 2025.

•
Net investment income from equities decreased by $0.2 million to $0.5 million for the quarter ended September 30, 2026 due to the disposal of equity securities during 2026. Net investment income from equities increased by $0.7 million to $1.7 million for the nine months ended September 30, 2026 as compared to the same periods in 2025 primarily driven by the Company's initial investment in common equity securities during the third quarter of 2025.

•
Income from limited partnerships decreased by $2.6 million and $1.6 million for the quarter and nine months ended September 30, 2026, respectively, which was attributable to the decrease in market value in one of the Company's limited partnership investments during the third quarter of 2026.

The Company's fixed maturities portfolio continues to maintain high quality with an AA- average rating. The book yield on the fixed maturities portfolio increased to 4.8% with a duration of 1.5 years as of September 30, 2026 compared with a book yield of 4.3% and duration of 1.0 years as of December 31, 2025. The fixed maturities consists of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Structured bonds (1)	$679,508	$393,156
Other fixed maturities	223,458	291,717
U.S. treasuries	277,619	640,629
Total fixed maturities	$1,180,585	$1,325,502

(1) Structured bonds include asset-backed, mortgage-backed, commercial mortgage-backed and collateralized mortgage obligations.

Excluding the structured bonds, the average duration of the Company’s fixed maturities portfolio was 0.5 years as of September 30, 2026 and December 31, 2025. Structured bonds are subject to conditional prepayment rates whereas the remaining bonds have a set maturity date. Changes in interest rates can cause principal payments on structured bonds to extend or shorten which can impact duration.

Net Realized Investment Gains (Losses)

The components of net realized investment gains (losses) for the quarters and nine months ended September 30, 2026 and 2025 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Equity securities	$(134)	$(3,967)	$(2,154)	$(3,683)
Fixed maturities	(641)	(27)	(666)	(48)
Net realized investment gains (losses)	$(775)	$(3,994)	$(2,820)	$(3,731)

See Note 2 of the notes to the consolidated financial statements in Item 1 of Part I of this report for an analysis of total investment return on a pre-tax basis for the quarters and nine months ended September 30, 2026 and 2025.

Corporate Expenses

Corporate expenses consist of outside legal fees, other professional fees, directors’ fees, management fees & advisory fees, salaries and benefits for holding company personnel, development costs for new products, impairment losses, and taxes incurred which are not directly related to operations.

Corporate expenses decreased $0.5 million to $7.3 million for the quarter ended September 30, 2026 from $7.8 million for the same period in 2025 primarily due to a reduction in recruiting expenses.

Corporate expenses decreased $1.7 million to $23.2 million for the nine months ended September 30, 2026 from $24.9 million for the same period in 2025 primarily due to a reduction in professional and advisory fees partially offset by an increase in severance related compensation.

Income Tax Expense

Income tax expense was $2.7 million on net income before tax of $11.6 million for the quarter ended September 30, 2026. This compares to income tax expense of $3.5 million on net income before tax of $16.1 million for the same period in 2025.

Income tax expense was $7.4 million on net income before tax of $31.6 million for the nine months ended September 30, 2026. This compares to income tax expense of $5.2 million on net income before tax of $24.1 million for the same period in 2025.

See Note 5 of the notes to the consolidated financial statements in Item 1 of Part I of this report for a comparison of income tax between periods.

Net Income

The Company had net income of $8.9 million during the quarter ended September 30, 2026 compared to net income of $12.5 million for the same period in 2025 and net income of $24.2 million during the nine months ended September 30, 2026 compared to net income of $18.9 million for the same period in 2025. Excluding California Wildfires, net income would have been $31.2 million for the nine months ended September 30, 2025.

Reserves

Amounts recorded for unpaid losses and loss adjustment expenses represent management’s best estimate at September 30, 2026. Management’s best estimate is as of a particular point in time and is based upon known facts, the Company’s actuarial analyses, current law, and the Company’s judgment. This resulted in carried gross reserves of $706.3 million and $750.2 million as of September 30, 2026 and December 31, 2025, respectively, and net reserves of $646.7 million and $689.3 million as of September 30, 2026 and December 31, 2025, respectively. A breakout of the Company’s gross and net reserves is as follows:

	September 30, 2026
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$155,819	$311,293	$467,112	$153,493	$303,087	$456,580
Belmont Non-Core	99,087	140,138	239,225	69,103	121,017	190,120
Total	$254,906	$451,431	$706,337	$222,596	$424,104	$646,700

	December 31, 2025
	Gross Reserves			Net Reserves (2)
(Dollars in thousands)	Case	IBNR (1)	Total	Case	IBNR (1)	Total
Belmont Core	$153,062	$308,084	$461,146	$152,468	$300,278	$452,746
Belmont Non-Core	102,432	186,613	289,045	71,673	164,874	236,547
Total	$255,494	$494,697	$750,191	$224,141	$465,152	$689,293

(1)
Net losses and loss adjustment expenses incurred but not reported, including the expected future emergence of case reserves.
(2)
Does not include reinsurance receivables on paid net losses and loss adjustment expenses.

Gross and net reserves related to Belmont Non-Core are declining as it services the run-off of policies/treaties on de-emphasized and terminated business.

Each reserve category has an implicit frequency and severity for each accident year as a result of the various assumptions made. If the actual levels of frequency and severity are higher or lower than expected, the ultimate net losses and loss adjustment expenses will be different than management’s best estimate. For most of its reserve categories, the Company believes that frequency can be predicted with greater accuracy than severity. Therefore, the Company believes management’s best estimate is more likely influenced by changes in severity than frequency. The following table, which the Company believes reflects a reasonable range of variability around its best estimate based on historical loss experience and management’s judgment, reflects the impact of changes (which could be favorable or unfavorable) in frequency and severity on the Company’s current accident year net losses and loss adjustment expenses estimate of $159.1 million for claims occurring during the nine months ended September 30, 2026:

		Severity Change
(Dollars in thousands)		-10%	-5%	0%	5%	10%
Frequency Change	-5%	(23,065)	(15,510)	(7,954)	(398)	7,158
	-3%	(20,202)	(12,487)	(4,772)	2,943	10,658
	-2%	(18,770)	(10,976)	(3,181)	4,613	12,408
	-1%	(17,339)	(9,465)	(1,591)	6,283	14,157
	0%	(15,907)	(7,954)	—	7,954	15,907
	1%	(14,476)	(6,442)	1,591	9,624	17,657
	2%	(13,044)	(4,931)	3,181	11,294	19,407
	3%	(11,612)	(3,420)	4,772	12,964	21,157
	5%	(8,749)	(398)	7,954	16,305	24,656

The Company’s net reserves for losses and loss adjustment expenses of $646.7 million as of September 30, 2026 relate to multiple accident years. Therefore, the impact of changes in loss frequency and severity for more than one accident year could be higher or lower than the amounts reflected above.

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

	Quarters Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in thousands)	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio	Net losses and loss adjustment expenses	Loss Ratio
Property - Belmont Core
Non catastrophe property (1)	$15,861	37.9%	$13,041	32.1%	$30,261	25.1%	$42,010	35.4%
Effect of prior accident year	546	1.3%	1,546	3.8%	18,862	15.7%	6,017	5.1%
Non catastrophe property excluding the effect of prior accident year (2)	$16,407	39.2%	$14,587	35.9%	$49,123	40.8%	$48,027	40.5%

Catastrophe (1)	$3,087	7.4%	$1,281	3.2%	$5,018	4.2%	$24,231	20.4%
Effect of prior accident year	(244)	(0.6%)	—	—	2,915	2.4%	119	0.1%
Catastrophe excluding the effect of prior accident year (2)	$2,843	6.8%	$1,281	3.2%	$7,933	6.6%	$24,350	20.5%

Total property (1)	$18,948	45.3%	$14,322	35.3%	$35,279	29.3%	$66,241	55.8%
Effect of prior accident year	302	0.7%	1,546	3.8%	21,777	18.1%	6,136	5.2%
Total property excluding the effect of prior accident year (2)	$19,250	46.0%	$15,868	39.1%	$57,056	47.4%	$72,377	61.0%

Casualty - Belmont Core
Total casualty (1)	$34,673	61.5%	$38,343	65.3%	$126,126	72.1%	$108,985	64.0%
Effect of prior accident year	(1,629)	(2.9%)	(4,185)	(7.1%)	(23,104)	(13.2%)	(10,164)	(6.0%)
Total casualty excluding the effect of prior accident year (2)	$33,044	58.6%	$34,158	58.2%	$103,022	58.9%	$98,821	58.0%

Total - Belmont Core
Total property and casualty (1)	$53,621	54.6%	$52,665	53.0%	$161,405	54.6%	$175,226	60.6%
Effect of prior accident year	(1,327)	(1.3%)	(2,639)	(2.7%)	(1,327)	(0.4%)	(4,028)	(1.4%)
Total property and casualty excluding the effect of prior accident year (2)	$52,294	53.3%	$50,026	50.3%	$160,078	54.2%	$171,198	59.2%

(1)
Most directly comparable GAAP measure / ratio.
(2)
Non-GAAP financial measure / ratio.

Reconciliation of non-GAAP financial measures and ratios continued

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Belmont Core segment income excluding California Wildfires
Belmont Core segment income (loss) (1)	$12,518	$(2,345)
California Wildfires net losses and loss adjustment expenses	—	15,757
Belmont Core segment income excluding California Wildfires (2)	$12,518	$13,412

Net income excluding California Wildfires
Net income (1)	$24,201	$18,878
California Wildfires net losses and loss adjustment expenses (net of tax) (3)	—	12,338
Net income excluding California Wildfires (2)	$24,201	$31,216

Belmont Core current accident year catastrophe loss ratio excluding California Wildfires
Belmont Core current accident year catastrophe loss ratio (4)	6.6%	20.5%
Impact of California Wildfires	—	(13.3%)
Belmont Core current accident year catastrophe loss ratio excluding California Wildfires (2)	6.6%	7.2%

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

Katalyx Holdings LLC includes four agencies, three specialized insurance service businesses, and one service company. Collectively, current short-term and long-term liquidity needs include but are not limited to the payment of corporate expenses, operating expenses, capital expenditures in developing and integrating information technology platforms and operations, federal and state taxes, and payment for equity awards granted to its employees by Global Indemnity Group, LLC. In order to meet its current short-term and long-term needs, its principal sources of cash include commissions and fees from third parties, commissions / service fees from Belmont Holdings GX, Inc. and subsidiaries, and capital contributions from Global Indemnity Group, LLC.

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

Belmont Holdings GX, Inc. is dependent on dividends from its insurance subsidiaries which are restricted by statute as to the amount of dividends that they may pay without the prior approval of regulatory authorities. The dividend limitations imposed by state laws are based on the statutory financial results of each insurance company that are determined by using statutory accounting practices that differ in various respects from accounting principles used in financial statements prepared in conformity with GAAP. See “Regulation - Statutory Accounting Principles” in Item 1 of Part I of the Company’s 2025 Annual Report on Form 10-K. Key differences relate to, among other items, deferred acquisition costs, limitations on deferred income taxes, reserve calculation assumptions and surplus notes. See Note 19 of the notes to the consolidated financial statements in Item 8 of Part II of the Company’s 2025 Annual Report on Form 10-K for further information on dividend limitations related to the insurance companies. In September 2026, ordinary dividends of $44.3 million, in aggregate, were declared by the Company's insurance subsidiaries for distribution to Belmont Holdings GX, Inc.

Cash Flows

Sources of operating cash consist primarily of net written premiums and investment income which are used to pay claims, operating expenses, and corporate expenses. Operating cash flows are generally used for investing and financing activities. Funds may be used to pay distributions to the Company’s shareholders.

Net cash provided by (used for) operating activities was ($21.6) million and $15.1 million for the nine months ended September 30, 2026 and 2025, respectively, consisting of the following:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Change
Net premiums collected	$301,807	$315,488	$(13,681)
Net losses and loss adjustment expenses paid	(201,482)	(211,561)	10,079
Operating and corporate expenses	(156,810)	(140,038)	(16,772)
Net investment income	42,925	58,736	(15,811)
Income taxes paid	(8,044)	(7,532)	(512)
Net cash provided by (used for) operating activities	$(21,604)	$15,093	$(36,697)

The decrease in cash flows of $36.7 million in 2026 compared to the same period in 2025 consists of:

•
$21 million from non-investment cash flows driven by (i) decline in cash from premiums on discontinued assumed reinsurance and discontinued specialty product business and (ii) operating expenses due to higher severance and bonus related compensation, higher contingent commissions, and capital outlays for the Company’s multi-year investment to develop a proprietary cloud-hosted, multi-tenant platform for its property and casualty insurance products offset partially by a decline in net losses and loss adjustment expenses mainly driven by California Wildfires in 2025.
•
$16 million from investment income mainly due to the timing of maturities on its U.S. Treasury bills.

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

Liquidity

The Board of Directors approved a quarterly distribution payment of $0.35 per common share to all shareholders of record on the close of business on March 20, 2026, June 18, 2026 and September 18, 2026. Distributions paid to common shareholders were $15.1 million during the nine months ended September 30, 2026. In addition, distributions of $0.3 million were paid to Global Indemnity Group, LLC’s preferred shareholder during the nine months ended September 30, 2026.

Investment Portfolio

On July 31, 2023, the Company provided the Global Debt Fund, LP with a formal withdrawal request to fully redeem the partnership interest. Partial redemption proceeds of $0.1 million and $6.6 million were received during the quarter and nine months ended September 30, 2026, respectively. Final distribution payment of $2.4 million was received in October 2026. The Global Debt Fund, LP had a fair market value of $2.0 million at September 30, 2026.

Other than the items discussed in the preceding paragraphs, there have been no material changes to the Company’s liquidity during the quarter and nine months ended September 30, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s liquidity.

Capital Resources

There have been no material changes to the Company’s capital resources during the quarter and nine months ended September 30, 2026. Please see Item 7 of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s capital resources.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company’s current views as of the date of this report. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “project,” “plan,” “seek,” “intend,” or “anticipate” or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, expectations or consequences of identified transactions or natural disasters, and statements about the future, including future performance, operations, products and services of the companies.

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

There have been no material changes to the Company’s market risk since December 31, 2025. The Company’s fixed income portfolio continues to maintain high quality with an AA- average rating and a duration of 1.5 years.

Please see Item 7A of Part II in the Company’s 2025 Annual Report on Form 10-K for information regarding the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There is a greater potential for disputes with reinsurers who are in run-off. Some of the Company’s reinsurers have operations that are in run-off, and therefore, the Company closely monitors those relationships. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business.

Item 1A. Risk Factors

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 10, 2026. The risk factors identified therein have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Global Indemnity Group, LLC did not repurchase any shares from third parties under its repurchase program during the quarter and nine months ended September 30, 2026.

There were no shares surrendered by the Company's employees during the quarter and nine months ended September 30, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 2, 2026, Global Indemnity Group, LLC (the “Company”) announced that Joseph W. Brown ceased serving as the Company’s Chief Executive Officer and as a member of the Board of Directors of the Company (the “Board”), effective as of November 2, 2026 (the “Separation Date”).

On November 2, 2026, the Board appointed Jessica E. Buss as Chief Executive Officer of the Company, effective as of the Separation Date.

Prior to joining the Board in October 2026, Ms. Buss, 55, served as Chief Executive Officer of Open Lending Corporation (Nasdaq: LPRO), a lending enablement and risk analytics company serving the automotive finance market, from April 2025 to September 2026, leading it through its sale to ANV Group. She also served as a director of Open Lending Corporation from 2020 to 2026, including as Chairman of the Board from 2023 to 2026. From 2023 to 2025, Ms. Buss served as President and then Chief Executive Officer of Argo Group International Holdings, a U.S. specialty property and casualty insurer. From 2017 to 2022, Ms. Buss served as President and Chief Executive Officer of

GuideOne Insurance, where she built the company's specialty, excess and surplus lines and program businesses. Previously, she served as Senior Vice President of Commercial and Specialty Lines at State Auto Insurance Companies, as Senior Vice President, Chief Operating Officer and Chief Financial Officer of Rockhill Insurance Company, and as Chief Financial Officer of Citizens Property Insurance Corporation. She began her career in public accounting at Arthur Andersen and Thomas Howell Ferguson. Ms. Buss currently serves on the board of directors of Earnix, a private insurance pricing and analytics software company, and as an advisor to Bregal Sagemount, a private equity firm. She holds an MBA in Finance from the University of Florida and a BBA in Accounting from the University of Wisconsin–Madison, and is a Certified Public Accountant (inactive) and has earned the NACD Directorship Certification.

In connection with her appointment as Chief Executive Officer, and pursuant to the terms of her offer letter, dated October 31, 2026 (the “Buss Offer Letter”), Ms. Buss will receive an initial annual base salary of $1,000,000. Commencing in calendar year 2027, Ms. Buss will also be eligible for (i) an annual cash bonus equal to 13% of the annual EBITDA of Katalyx Holdings LLC before corporate expense allocation for the applicable year (provided that her annual cash bonus for calendar year 2027 will be not less than $1,000,000) and (ii) an annual stock bonus (the “Annual Stock Bonus”) equal to 10% of the annual increase in the book value of Belmont Holdings GX, Inc. in excess of a 7% annual book value hurdle growth rate. The Annual Stock Bonus will be settled in Class A common shares of the Company in two installments as follows: (i) 75% of the Annual Stock Bonus will be issued in March of the year following the applicable bonus year (the “Initial Issuance Date”) and will vest on the first anniversary of the Initial Issuance Date, subject to Ms. Buss’s continued employment with the Company through such date; and (ii) the remaining 25% (adjusted for any loss reserve development for the applicable bonus year) will be issued on the third anniversary of the Initial Issuance Date, subject to Ms. Buss’s continued employment with the Company through such date.

The foregoing description of the Buss Offer Letter does not purport to be complete and is qualified in its entirety by reference to the Buss Offer Letter, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

There are no family relationships, as defined in Item 401 of Regulation S-K, between Ms. Buss and any of the Company’s executive officers or directors or persons nominated or chosen to become a director or executive officer. Ms. Buss has not engaged in any transaction with the Company during the last fiscal year, and does not propose to engage in any transaction, that would be reportable under Item 404(a) of Regulation S-K. Except as described above, there is no arrangement or understanding between Ms. Buss and any other person pursuant to which she was appointed as Chief Executive Officer of the Company.

Failure to Satisfy a Continued Listing Rule or Standard

In connection with her appointment as Chief Executive Officer, Ms. Buss resigned from the Audit Committee of the Board, effective as of the Separation Date. As a result, the Audit Committee is currently composed of two independent directors. On November 2, 2026, the Company notified the Nasdaq that it was not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee to consist of at least three independent directors. In accordance with Nasdaq Listing Rule 5605(c)(4)(B), the Company has until the earlier of its next annual meeting of shareholders or one year from the occurrence of the event that caused the vacancy to cure this non-compliance and will actively seek to appoint a third independent director to the Audit Committee prior to such date.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company's directors or Section 16 officers adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement, as each term is defined by Item 408 of Regulation S-K, during the quarter ended September 30, 2026.

Item 6. Exhibits

10.1+*†	Chief Executive Officer Offer Letter, dated October 31, 2026, between Global Indemnity Group, LLC and Jessica E. Buss.

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

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

† Certain personally identifiable information (marked by “[***]”) has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDEMNITY GROUP, LLC
Registrant

Dated: November 5, 2026	By:	/s/ Brian J. Riley
Brian J. Riley
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)